Form 10-Q/A
period 2020-06-30
Allovir, Inc.
filed 2020-09-16
CIK 1754068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

As of August 31, 2020, the registrant had 65,106,873 shares of common stock, $0.0001 par value per share, outstanding.

Explanatory Note

This Amendment No. 1 (the "Amendment") to the Quarterly Report on Form 10-Q of AlloVir, Inc. (the "Company") for the quarter ended June 30, 2020, originally filed with the Securities and Exchange Commission on September 2, 2020 (the "Original Form 10-Q"), is being filed solely to correct an administrative error in the number of outstanding shares of the Company's common stock, as of August 31, 2020, listed on the cover page. The cover page of this Amendment correctly states that the number of shares of common stock outstanding on August 31, 2020 was 65,106,873. No other parts of the Original Form 10-Q presented incorrect share information.

This Amendment is limited in scope to the correction described above and does not amend, update, or change any other items or disclosures contained in the Original Form 10-Q. Accordingly, all other items that remain unaffected are omitted in this filing. Except as described in the preceding paragraph, we do not purport by this Amendment to update any of the information contained in the Original Form 10-Q, which continues to speak as of the original filing date of the Original Form 10-Q.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications by the Company’s principal executive officer and principal financial officer, which are being filed as exhibits to the Amendment. Because the Amendment includes no financial statements, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AlloVir, Inc.

Date: September 16, 2020	By:	/s/ David Hallal
David Hallal
Chief Executive Officer and Director (Principal Executive Officer)

Date: September 16, 2020	By:	/s/ Vikas Sinha
Vikas Sinha
President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

3