Form 10-Q
period 2020-09-30
Allovir, Inc.
filed 2020-11-10
CIK 1754068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 9, 2020, the registrant had 65,106,873 shares of common stock, $0.0001 par value per share, outstanding.

i

Summary of Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in the section entitled “Risk Factors.” These risks include, but are not limited to, the following:

•

Our business could be adversely affected by the effects of health epidemics, including the recent COVID-19 pandemic, in regions where third parties for which we rely, as in CROs or CMOs, have significant research, development or manufacturing facilities, concentrations of clinical trial sites or other business operations, causing disruption in supplies and services.

•

We are a late clinical-stage cell therapy company and we have incurred net losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and may never achieve or maintain profitability.

•

Our business is highly dependent on our lead product candidate, Viralym-M, and we must complete clinical testing before we can seek regulatory approval and begin commercialization of any of our product candidates.

•

We depend substantially on intellectual property licensed from third parties, including BCM, and termination of any of these licenses could result in the loss of significant rights, which would harm our business.

•

If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates and manufacturing process, or if the scope of the intellectual property protection is not sufficiently broad, our ability to commercialize our product candidates successfully and to compete effectively may be adversely affected.

•

We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product discovery and development programs or commercialization efforts.

•	We have a limited operating history, which may make it difficult to evaluate the success of our business to date and to assess our future viability.

•

We are early in our development efforts and have only a small number of product candidates in clinical development. All of our other product candidates are still in preclinical development. If we or our collaborators are unable to successfully develop and commercialize product candidates or experience significant delays in doing so, our business may be materially harmed.

•

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and the inability to successfully and timely conduct clinical trials and obtain regulatory approval for our product candidates would substantially harm our business.

•

The results of preclinical studies or earlier clinical trials are not necessarily predictive of future results. Our existing product candidates in clinical trials, and any other product candidate we advance into clinical trials, may not have favorable results in later clinical trials or receive regulatory approval.

•

Our product candidates, the methods used to deliver them or their dosage levels may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following any regulatory approval.

•	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

•	We and our third-party partners are subject to a multitude of manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates.

•

We intend to develop an efficient and highly productive manufacturing supply chain for our allogeneic, off-the-shelf single- and multi-VST cell therapies. Delays in process performance qualification to validate the drug product manufacturing process could delay regulatory approvals, our development plans and thereby limit our ability to generate revenues.

•

We are highly dependent on our key personnel and anticipate hiring new key personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

•	The trading price of our common stock may be volatile.

The summary risk factors described above should be read together with the text of the full risk factors below, in the section entitled “Risk Factors” and the other information set forth in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements, including but not limited to, statements about:

•	the success, cost, timing and potential indications of our product development activities and clinical trials, including the ongoing clinical trials of Viralym-M, ALVR106 and ALVR109;
•	the timing of our planned Investigational New Drug (IND) submissions to the FDA for our product candidates, including ALVR106, ALVR109, ALVR107 and ALVR108;
•	the timing of the initiation, enrollment and completion of planned clinical trials;
•	our plans to research, develop and commercialize our product candidates, including Viralym-M, ALVR106, ALVR109, ALVR107 and ALVR108;
•	the outcomes of our preclinical studies;
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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ALLOVIR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share amounts)	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$142,250	$61,084
Short-term investments	236,238	64,993
Accrued interest	423	262
Unbilled grant receivables	169	298
Prepaid expenses and other current assets	4,861	676
Total current assets	383,941	127,313
Property and equipment	295	350
Operating lease right-of-use assets	9,474	11,759
Total assets	$393,710	$139,422
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,843	$630
Accrued expenses	7,849	5,163
Operating lease liability, current	3,188	3,067
Amount due to related party	641	246
Total current liabilities	13,521	9,106
Operating lease liability, long term	6,286	8,692
Total liabilities	19,807	17,798
Series B preferred stock, $0.0001 par value: 0 and 14,877,697 shares authorized, issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	120,923
Series A preferred stock, $0.0001 par value: 0 and 64,520,653 shares authorized at September 30, 2020 and December 31, 2019, respectively; 0 and 44,520,653 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	52,204
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value: 10,000,000 shares authorized at September 30, 2020 and 0 at December 31, 2019; 0 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value: 150,000,000 and 90,000,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; 65,106,873 and 6,502,929 issued at September 30, 2020 and December 31, 2019, respectively; 61,659,533 and 2,099,740 outstanding at September 30, 2020 and December 31, 2019, respectively	7	—
Additional paid-in capital	473,841	3,748
Accumulated other comprehensive (loss) income	(41)	68
Accumulated deficit	(99,904)	(55,319)
Total stockholders’ equity (deficit)	373,903	(51,503)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$393,710	$139,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2020	2019	2020	2019
Revenue	$—	$—	$—	$165
Operating expenses:
Research and development	17,182	5,655	32,906	9,561
General and administrative	6,718	2,823	12,987	7,800
Total operating expenses	23,900	8,478	45,893	17,361
Loss from operations	(23,900)	(8,478)	(45,893)	(17,196)
Total other income, net:
Interest income	112	781	735	1,400
Other income, net	174	427	573	700
Net loss	$(23,614)	$(7,270)	$(44,585)	$(15,096)
Net loss per share — basic and diluted	$(0.58)	$(4.97)	$(2.93)	$(13.67)
Weighted-average common shares outstanding — basic and diluted	40,465,705	1,463,421	15,195,000	1,104,454
Comprehensive loss:
Net loss	$(23,614)	$(7,270)	$(44,585)	$(15,096)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(125)	(27)	(83)	102
Unrealized (loss) gain on foreign currency translation	(26)	—	(26)	—
Total other comprehensive (loss) income	(151)	(27)	(109)	102
Comprehensive loss	$(23,765)	$(7,297)	$(44,694)	$(14,994)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

UNAUDITED

	Series B Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance at December 31, 2018	—	$—	42,066,666	$52,204	747,231	$—	$858	—	$(31,480)	$(30,622)
Issuance of common stock, upon vesting of restricted stock	—	—	—	—	140,106	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	231	—	—	231
Net loss	—	—	—	—	—	—	—	—	(2,524)	(2,524)
Balance at March 31, 2019	—	$—	42,066,666	$52,204	887,337	$—	$1,089	$—	$(34,004)	$(32,915)
Issuance of Series B Preferred Stock, net of $330 issuance costs	14,877,697	$120,923	—	—	—	—	—	—	—	—
Issuance of common stock, upon vesting of restricted stock	—	—	—	—	510,876	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	129	—	129
Stock-based compensation	—	—	—	—	—	—	1,441	—	—	1,441
Net loss	—	—	—	—	—	—	—	—	(5,302)	(5,302)
Balance at June 30, 2019	14,877,697	$120,923	42,066,666	$52,204	1,398,213	$—	$2,530	$129	$(39,306)	$(36,647)
Issuance of common stock, upon vesting of restricted stock	—	—	—	—	211,198	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	(27)	—	(27)
Stock-based compensation	—	—	—	—	—	—	596	—	—	596
Net loss	—	—	—	—	—	—	—	—	(7,270)	(7,270)
Balance at September 30, 2019	14,877,697	120,923	42,066,666	52,204	1,609,411	—	3,126	102	(46,576)	(43,348)

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

UNAUDITED

	Series B Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance at December 31, 2019	14,877,697	$120,923	44,520,653	$52,204	2,099,740	$—	$3,748	$68	$(55,319)	$(51,503)
Issuance of common stock, upon vesting of restricted stock	—	—	—	—	292,644	—	—	—	—	—
Unrealized gain available-for-sale securities	—	—	—	—	—	—	—	176	—	176
Stock-based compensation	—	—	—	—	—	—	646	—	—	646
Net loss	—	—	—	—	—	—	—	—	(9,339)	(9,339)
Balance at March 31, 2020	14,877,697	$120,923	44,520,653	$52,204	2,392,384	$—	$4,394	$244	$(64,658)	$(60,020)
Issuance of common stock, upon vesting of restricted stock	—	—	—	—	409,475	—	—	—	—	—
Unrealized loss available-for-sale securities	—	—	—	—	—	—	—	(134)	—	(134)
Stock-based compensation	—	—	—	—	—	—	492	—	—	492
Net loss	—	—	—	—	—	—	—	—	(11,632)	(11,632)
Balance at June 30, 2020	14,877,697	$120,923	44,520,653	$52,204	2,801,859	$—	$4,886	$110	$(76,290)	$(71,294)
Issuance of common stock, upon vesting of restricted stock	—	—	—	—	311,035	—	—	—	—	—
Initial public offering, net of underwriting discounts, commissions and offering costs	—	—	—	—	18,687,500	2	291,973	—	—	291,975
Conversion of convertible preferred stock into common stock upon initial public offering	(14,877,697)	(120,923)	(44,520,653)	(52,204)	39,859,139	5	173,122	—	—	173,127
Unrealized loss available-for-sale securities	—	—	—	—	—	—	—	(125)	—	(125)
Unrealized loss on foreign currency translation	—	—	—	—	—	—	—	(26)	—	(26)
Stock-based compensation	—	—	—	—	—	—	3,860	—	—	3,860
Net loss	—	—	—	—	—	—	—	—	(23,614)	(23,614)
Balance at September 30, 2020	—	$—	—	$—	61,659,533	$7	$473,841	$(41)	$(99,904)	$373,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash flows from operating activities
Net loss	$(44,585)	$(15,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55	—
Accretion of discounts on short-term investments	92	(450)
Stock compensation expense	4,998	2,268
Changes in operating assets and liabilities:
Subscription receivable and unbilled grants receivable	129	(273)
Accrued interest	(160)	(305)
Prepaid expenses and other current assets	(4,542)	(301)
Accounts payable, accrued expenses and amount due to related party	4,295	3,028
Deferred grant revenue	—	(158)
Net cash used in operating activities	(39,718)	(11,287)
Cash flows from investing activities
Purchase of property and equipment	—	(218)
Purchase of short-term investments	(242,419)	(119,305)
Maturities of short-term investments	71,000	20,000
Net cash used in investing activities	(171,419)	(99,523)
Cash flows from financing activities
Proceeds from issuance of Series B Preferred Stock	—	121,253
Issuance costs related to the issuance of preferred stock	—	(330)
Payment of initial public offering costs	(3,120)	—
Proceeds from issuance of commons stock upon initial public offering, net of underwriting discounts of $22,238	295,449	—
Net cash provided by financing activities	292,329	120,923
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(26)	—
Net increase in cash, cash equivalents and restricted cash	81,166	10,113
Cash, cash equivalents and restricted cash at beginning of period	61,084	24,960
Cash, cash equivalents and restricted cash at end of period	$142,250	$35,073
Non-cash investing and financing activities
Unrealized gain on short-term investments	$(83)	$102
Right-of-use assets obtained in exchange for operating lease liability	$—	$13,213
Deferred offering costs included in accounts payable and accrued expenses	$356	$—
Conversion of preferred stock to common stock upon initial public offering	$173,127	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. Nature of the Business

AlloVir, Inc. (“AlloVir” or “the Company”, formerly known as ViraCyte, Inc.) is a leading late, clinical-stage cell therapy company developing highly innovative allogeneic T cell therapies to treat and prevent devastating viral diseases. The Company’s innovative and proprietary virus-specific T cell, or VST, therapy platform allows AlloVir to generate off-the-shelf VSTs designed to restore immunity in patients with T cell deficiencies who are at risk from the life-threatening consequences of viral diseases. There is an urgent medical need for therapies to treat a large number of patients suffering from viral diseases who currently have limited or no treatment options. To date, the Company has generated five innovative, allogeneic, off-the-shelf VST therapy candidates targeting 12 different devastating viruses, the most advanced of which has successfully completed a proof-of-concept trial across five viruses and is entering initial pivotal trials for the treatment of virus-associated hemorrhagic cystitis in the fourth quarter of 2020.

The Company’s lead product candidate, Viralym-M, is a multi-VST cell therapy that targets five viruses: BK virus, cytomegalovirus, adenovirus, Epstein-Barr virus and human herpesvirus 6. To fully explore the clinical benefit of Viralym-M, the Company plans to initiate a total of three Phase 3 pivotal and three Phase 2 proof-of-concept trials in 2020 and 2021 for the treatment and prevention of life-threatening viral diseases in pediatric and/or adult patients, each representing a potential meaningful commercial opportunity. In addition, the Company anticipates filing an Investigational New Drug, or IND, application with the FDA in the second half of 2020 for its second cell therapy, ALVR106, an allogeneic, off-the-shelf, VST therapy designed to target severe respiratory diseases caused by four respiratory viruses: respiratory syncytial virus, influenza, parainfluenza virus and human metapneumovirus. The Company plans to initiate a Phase 1/2 clinical study in autologous and allogeneic HSCT patients with respiratory viral diseases in 2021. We own worldwide development and commercialization rights to our cell therapies. Pursuant to the Company’s sponsored research agreement with Baylor College of Medicine (“BCM”), BCM has initiated a proof-of-concept trial for ALVR109, an allogeneic, off-the-shelf VST therapy designed to target SARS-CoV-2, the virus that causes the severe and life-threatening viral disease, COVID-19. ALVR109 is being developed to arrest the progression of COVID-19 by eradicating SARS-CoV-2 virus-infected cells.

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

On October 9, 2019, AlloVir Securities Corporation was incorporated as a Massachusetts Security Corporation, a wholly-owned subsidiary of AlloVir.

On November 10, 2019, AlloVir International formed AlloVir Italia S.R.L. (“AlloVir Italia”), a wholly-owned subsidiary in Italy.

On August 3, 2020, the Company completed an initial public offering (“IPO”) in which the Company issued and sold 18,687,500 shares of its common stock, at a public offering price of $17.00 per share, resulting in gross proceeds of $317.7 million. The Company received approximately $292.0 million in net proceeds after deducting underwriting discounts and commissions and offering costs.

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

The Company believes that its $378.5 million of cash, cash equivalents and short-term investments held at September 30, 2020, are sufficient to fund planned operations for at least twelve months from the date that these condensed consolidated financial statements are available to be issued.

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Through September 30, 2020, the Company has funded its operations primarily with proceeds received from its recent IPO as well as capital contributions, research grants and the sale of preferred stock. The Company has incurred recurring losses since its inception, including net losses attributable to AlloVir common stockholders of $23.6 million and $7.3 million for the three months ended September 30, 2020 and 2019, respectively and $44.6 million and $15.1 million for the nine months ended September 30, 2020 and 2019, respectively. In addition, at September 30, 2020, the Company had an accumulated deficit of $99.9 million. The Company expects to continue to generate operating losses for the foreseeable future.

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

Interim Financial Information

The accompanying condensed consolidated balance sheet at September 30, 2020, and the condensed consolidated statements of operations and comprehensive loss, statements of convertible preferred stock and changes in stockholders’ deficit for the three and nine months ended September 30, 2020 and 2019 and condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position at September 30, 2020 and the results of its operations for the three and nine months ended September 30, 2020 and 2019 and its cash flows for the nine months ended September 30, 2020 and 2019. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2020 and 2019 are also unaudited. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020 or for any other subsequent interim period.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are presented in the consolidated balance sheets as a direct reduction from the carrying amount of the respective equity instrument issued. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. Upon closing the IPO in August 2020, deferred offering costs were derecognized and recorded against the IPO proceeds as a debit to additional paid-in capital. At September 30, 2020 and December 31, 2019, the Company had recorded deferred offering costs of $0 and $0.1 million, respectively.

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

The new accounting pronouncements recently adopted by the Company and issued by the Financial Accounting Standards Board ("FASB") that are applicable to the Company are described in the Company’s audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s Prospectus filed with the SEC on July 30, 2020. There have been no new accounting pronouncements issued in the nine months ended September 30, 2020 that are applicable to the Company, except as noted below.

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

3. Short-Term Investments

The following table summarizes the amortized cost and estimated fair value of the Company’s marketable securities, which are considered to be available-for-sale investments and were included in short-term investments on the condensed consolidated balance sheets:

	September 30, 2020
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government treasury securities	236,252	3	(17)	236,238
Totals	$236,252	$3	$(17)	$236,238

	December 31, 2019
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government treasury securities	$64,925	$68	$—	$64,993
Totals	$64,925	$68	$—	$64,993

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the tables above. At September 30, 2020 and December 31, 2019, all investments had contractual maturities within one year.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$127,151	$—	$—	$127,151
Totals	$127,151	$—	$—	$127,151
Short-term investments:
U.S. treasury securities and government treasury securities	$236,238	$—	$—	$236,238
Totals	$236,238	$—	$—	$236,238

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$46,407	$—	$—	$46,407
Demand deposit	10,027	—	—	10,027
Totals	$56,434	$—	$—	$56,434
Short-term investments:
U.S. Government Treasury Bills and Bonds	$64,993	$—	$—	$64,993
Totals	$64,993	$—	$—	$64,993

During the nine months ended September 30, 2020 and the year ended December 31, 2019, there were no transfers between levels. The fair values of the Company’s cash equivalents, consisting of a money market fund and demand deposit, are based on quoted market prices in active markets with no valuation adjustment.

The carrying amounts of unbilled grants receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

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

Maturities of operating lease liabilities at September 30, 2020 are as follows (in thousands):

2020 (remaining 3 months)	$900
2021	3,600
2022	3,600
2023	2,100
Total lease payments	10,200
Less: interest (4.53% - 5.75%)	(726)
Total lease liability	$9,474
Lease liability – current	$3,188
Lease liability – long-term	$6,286

Total rent expense was $1.0 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively, and $3.0 million and $1.1 million for the nine months ended September 30, 2020 and 2019, respectively. Cash paid for operating leases was $0.9 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively, and $2.7 million and $0.9 million for the nine months ended September 30, 2020 and 2019, respectively. The weighted average remaining lease term is 2.83 years at September 30, 2020. The weighted average discount rate is 5.14%.

6. Accrued Expenses

Accrued expenses consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Employee compensation and benefits	$1,649	$1,520
Professional fees	1,365	445
Research and development	4,738	3,051
Other	97	147
Total accrued expenses	$7,849	$5,163

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

Under the License Agreement Amendment, the Company must use commercially reasonable efforts to develop and commercialize one or more products in certain countries. As partial consideration for the rights conveyed by BCM under the original agreement executed in June 2017, the Company paid BCM a non-refundable license fee of $0.3 million. During the term of the License Agreement Amendment, the Company is obligated to pay BCM a non-refundable annual license maintenance fee but beginning with the fifth year after the original agreement date, license maintenance fees are fully creditable against royalty revenue due in the applicable year. The Company is required to pay certain milestone payments upon the achievement of specified clinical, regulatory, and sales milestones. In the event that the Company is able to successfully develop, launch and commercialize a product under the License Agreement Amendment, total milestone payments could exceed $40.0 million. BCM is also eligible to receive tiered royalties at percentage rates ranging from less than 1% to the low single-digits, on net sales of any products that are commercialized by the Company or its sublicensees that incorporate, utilize or are made with the use of, the intellectual property licensed by the Company. To the extent the Company sublicenses its license rights under the License Agreement Amendment, BCM would be eligible to receive tiered sublicense income at percentage rates in the mid-single to low double-digits.

Collectively under the agreements above and for services provided by BCM the Company paid $0.1 million and $0.2 million during the three months ended September 30, 2020 and 2019, respectively, and $0.9 million and $0.6 million during the nine months ended September 30, 2020 and 2019, respectively. The payments were classified in research and development expense in the condensed consolidated statements of operations and comprehensive loss.

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

In addition to the requirements above, the CPRIT Grant also required that the Company grant CPRIT a non-commercial license to technology developed under the grant and pay CPRIT a share of revenue on sales of commercial products developed using CPRIT funds equal to low single digits of revenue until such time as CPRIT has been paid an aggregate amount equal to 400% of the grant award proceeds. No royalty payments were made under this license agreement during the nine months ended September 30, 2020 and 2019, respectively.

The Company accounted for the CPRIT Grant under ASC 606, as CPRIT represents a customer to the Company and the performance obligations are clearly defined within the arrangement. Revenue recognized during the nine months ended September 30, 2019 from amounts included in the contract liability at the beginning of the period was $0.2 million.

The following table presents the changes in the Company’s contract liabilities during the year ended December 31, 2019:

(in thousands)	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities:
Deferred revenue	$2,663	$—	$(2,663)	$—

9. Funding Arrangements

SBIR GRANT

In June 2017, the Company was awarded a Small Business Innovation Research (“SBIR”) grant by the National Institute of Health (“NIH”) in the amount of $3.0 million. This grant is effective from September 15, 2017 to June 30, 2020 and in April 2020, the Company received an extension through June 30, 2021. The grant is funded on an ongoing basis based on periodic reports of qualifying expenditures reported by the Company to NIH. Under this grant, the Company received $0.4 million and $0 million during the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, the Company received $0.7 million and $0.5 million, respectively. The Company recognized income of approximately $0.2 million and $0.4 million on expenses incurred during the three months ended September 30, 2020 and 2019, respectively, and $0.6 and $0.7 million during the nine months ended September 30, 2020 and 2019, respectively.

The SBIR grant does not fall within the scope of ASC 606 as NIH does not meet the definition of a customer, and the grant from NIH was given for the benefit of public health rather than for monetary compensation. Accordingly, funding received under this grant is recognized in “Other income, net” in the condensed consolidated statements of operations and comprehensive loss.

10. Convertible Preferred Stock

On August 3, 2020, upon the closing of the Company’s IPO, all of the then-outstanding shares of convertible preferred stock automatically converted into 39,859,139 shares of common stock. There were no outstanding shares of preferred stock at September 30, 2020.

At December 31, 2019, preferred stock consisted of the following:

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

The holders of Series A1, A2, A3, and A4 Preferred Stock (collectively referred to as “holders of Series A Preferred Stock” unless noted) and Series B Preferred Stock, had the following rights and preferences:

Voting

The holders of preferred stock were entitled to the same voting rights as the holders of common stock, with a number of votes equal to the number of common stock into which such preferred stock would be converted. The holders of a majority of the then outstanding preferred stock had the right to vote upon any matter submitted to the shareholders for a vote. Except for holders of Series A4 Preferred Stock, which is non-voting.

Certain matters, prior to being able to be undertaken by the Company, required the affirmative vote of the holders of preferred stock, voting separately as a single class. These matters included amending the Certificate of Incorporation, authorizing new shares of stock, liquidating the business, selling or licensing material assets, changing Board of Director composition and other matters. In addition, certain matters required the affirmative vote of the holders of Series B Preferred Stock, including the amendment of the Certificate of Incorporation or Bylaws in a manner that adversely affects the powers, preferences, rights or privileges of the Series B Preferred Stock, certain purchases or redemptions of capital stock and any changes in the number of authorized shares of Series B Preferred Stock.

Conversion

At the option of the holder, all preferred stock was convertible into common stock at any time after the date of issuance. The initial conversion price was equal to the original issue price per share ($1.50 for Series A Preferred Stock and $8.15 for Series B Preferred Stock) and was subject to adjustment as disclosed in Certificate of Incorporation. Each share of preferred stock automatically converted into common stock at the applicable conversion rate upon either (a) the affirmative election of the required holders or (b) the closing of an underwritten public offering on the New York Stock Exchange or NASDAQ with gross proceeds of at least $100.0 million.

Dividends

The holders of preferred stock were entitled to non-cumulative dividends of 8% of the original issue price, payable when, and if, declared by the Board of Directors. Dividends for Series A Preferred Stock are only paid after payment in full of dividends for Series B Preferred Stock.

Liquidation Preference

In the event of a liquidation of the Company, the holders of Series B Preferred Stock were entitled to be paid, in preference to Series A Preferred Stock and common stock, the greater of 1) the Series B Preferred Stock original issue price of $8.15 per share, plus any dividends declared but unpaid or 2) the amount per share that would have been payable had all shares of Series B Preferred Stock been converted into common stock at the time of the liquidation (the “Series B Liquidation Preference”). If amounts upon liquidation were insufficient to pay the Series B Preferred Stock, the holders of Series B Preferred Stock would share ratably in the distribution of the assets based on the distribution that would have otherwise been paid in full.

In the event of a liquidation of the Company, after payment of the Series B Liquidation Preference, the holders of Series A Preferred Stock were entitled to be paid, in preference to common stock, the greater of 1) the Series A Preferred Stock original issue price of $1.50 per share, plus any dividends declared but unpaid or 2) the amount per share that would have been payable had all shares of Series A Preferred Stock been converted into common stock at the time of the liquidation (the “Series A Liquidation Preference”). If amounts upon liquidation were insufficient to pay the Series A Preferred Stock, the holders of Series A Preferred Stock would share ratably in the distribution of the assets based on the distribution that would have otherwise been paid in full.

Redemption

The Company determined that all series of preferred stock were redeemable, based on the Certificate of Incorporation that states upon the occurrence of a deemed liquidation event, the holders of preferred stock were entitled to receive cash or other assets. Additionally, the deemed liquidation events are not in the sole control of the Company and the preferred stock does not meet any limited exceptions under ASC 480, Distinguishing Liabilities From Equity. As such, the Company classified its preferred stock outside of permanent equity and into mezzanine equity.

Covenant to Purchase Crossover Securities

Upon the occurrence of a decrease in the Company’s cash or on the occurrence of a crossover round, the Company would have been required to issue additional preferred stock and ElevateBio would have been required to purchase such shares with an aggregate purchase price of $20.0 million, with the number of shares imputed based on the estimated fair value per share at that time. The Company evaluated whether this feature represented an embedded derivative or a freestanding financial instrument and concluded that the obligation to issue additional shares represented a contingent forward that should be accounted for at fair value. The Company concluded that the fair value at issuance and at December 31, 2018 was de minimis based on the probabilities of such events occurring at such dates. The contingent forward was settled on May 8, 2019 in conjunction with the issuance of Series B Preferred Stock.

Make Whole Provisions

The preferred stock agreements contained various make whole provisions upon the occurrence of certain events, such as stock splits, recapitalizations, etc. The Company evaluated whether these features represent embedded derivatives or free standing financial instruments and concluded that the features represent a derivative embedded within the agreement which requires bifurcation and to be recorded at fair value. At issuance and December 31, 2019, the Company concluded that the fair value was de minimis based on the probabilities of such events occurring at such dates.

11. Stockholder’s Equity (Deficit)

On August 3, 2020, in connection with the closing of the Company’s IPO, the Company filed its amended and restated certificate of incorporation, which authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.0001 par value per share. There are no shares of preferred stock issued or outstanding at September 30, 2020.

At September 30, 2020, the Company’s amended and restated certificate of incorporation authorized the Company to issue 150,000,000 shares of common stock at a par value of $0.0001 per share. In conjunction with the Company's IPO closing on August 3, 2020, the Company issued and sold 18,687,500 shares of its common stock, including 2,437,500 shares pursuant to the full exercise of the underwriters' option to purchase additional shares, at a public offering price of $17.00 per share, for aggregate net proceeds of $292.0 million after deducting underwriting discounts and commissions and offering costs. In connection with the Company’s IPO, all outstanding shares of preferred stock converted into 39,859,139 shares of common stock.

The following is a summary of the rights and privileges of the holders of the Company’s common stock at September 30, 2020:

Voting Rights

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders (and written actions in lieu of meetings), and there are not any cumulative voting rights. The number of authorized shares of common stock may be increased or decreased by the affirmative vote of the holders of shares of capital stock of the Company; however, the issuance of common stock may be subject to the vote of the holders of one or more series of preferred stock that may be required by terms of the Third Amended and Restated Certificate of Incorporation.

Dividends

Subject to preferences that may be applicable to any then-outstanding preferred stock, holders of common stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Board out of legally available funds. At September 30, 2020, no cash dividends have been declared or paid.

Liquidation Preference

In the event of a liquidation, dissolution or winding up, holders of common stock will be entitled to share ratably in the net assets legally available for distribution to stockholders after the payment of all debts and other liabilities and the satisfaction of any liquidation preference granted to the then-outstanding shares of preferred stock.

Rights and Preferences

Holders of common stock have no preemptive, conversion or subscription rights and there are no redemption or sinking fund provisions applicable to the common stock. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock that the Company may designate in the future.

The Company has reserved shares of common stock for issuance as follows:

	September 30, 2020	December 31, 2019
Preferred Stock	—	39,859,139
Unvested restricted stock	3,554,488	4,403,148
Options to purchase common stock	3,661,905	44,960
Stock available for grant under the 2018 Equity Incentive Plan	—	486,082
Stock available for grant under the 2020 Stock Option and Grant Plan	4,338,284	—
Total	11,554,677	44,793,329

12. Stock-Based Compensation

2018 Equity Incentive Plan

The Company’s 2018 Plan provided for the Company to issue restricted stock, restricted stock units, incentive stock options, and non-statutory stock options and other stock-based awards to employees, officers, members of the Board, consultants and advisors of the Company. The 2018 Plan was most recently amended in July 2020.

At September 30, 2020, the Company had granted 6,715,415 shares of common stock under the 2018 Plan, including an aggregate of 98,643 shares of common stock issuable upon the exercise of outstanding options under the 2018 Plan. No shares remained available for future issuance under the 2018 Plan. Any options or awards outstanding under the 2018 Plan remain outstanding and effective.

2020 Stock Option and Grant Plan

On July 2, 2020, the Company’s Board of Directors adopted and in July 2020 the stockholders approved the 2020 Stock Option and Grant Plan (the “2020 Plan”) which became effective on July 28, 2020, the date immediately prior to the date on which the registration statement related to the IPO was declared effective, and as a result no further awards will be made under the 2018 Plan thereafter. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2020 Plan will be 8,008,734 shares. The number of shares of our common stock reserved for issuance under the 2020 Plan shall be cumulatively increased on January 1, 2021 and each January 1 thereafter by 5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

At September 30, 2020, there were an aggregate of 3,563,262 shares of common stock issuable upon the exercise of outstanding options under the 2020 Plan and 107,188 shares of restricted common stock granted under the 2020 Plan. Additionally, there were an aggregate of 4,338,284 shares reserved for future issuance under the 2020 Plan.

Restricted Common Stock

The Company granted 171,204 and 2,191,272 shares of restricted common stock to employees during the nine months ended September 30, 2020 and 2019, respectively.

Under the 2018 Plan the Company granted restricted common stock awards with both a service and performance condition. Stock compensation is recognized over the vesting period based on the probability of achievement of the performance condition. The performance condition was based on the Company’s completion of its IPO, which was consummated on August 3, 2020. The awards earned upon satisfaction of the performance condition will become fully vested on the fourth anniversary of the vesting commencement date of the award (i.e. continued service is required beyond the satisfaction of the performance condition prior to  vesting). As of September 30, 2020, the performance condition was met and compensation expense of $1.6 million related to these performance based awards has been recorded.

The following table summarizes restricted common stock activity for the nine months ended September 30, 2020:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2020	4,403,148	$1.87
Granted	171,204	13.17
Forfeited	(6,710)	3.01
Vested	(1,013,154)	1.88
Unvested as of September 30, 2020	3,554,488	$2.41

At September 30, 2020, there was $7.2 million of unrecognized stock-based compensation cost related to the restricted stock, which is expected to be recognized over a weighted average period of 2.8 years.

Stock Options

The Company granted 3,616,945 stock options during the nine months ended September 30, 2020. They vest over a four-year period and have a 10-year contractual term. There were no stock options granted during the nine months ended September 30, 2019.

The following table summarizes stock option activity (in thousands, except share and per share data):

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding as of January 1, 2020	44,960	$3.01	9.5	—
Granted	3,616,945	16.89
Exercised	—	—
Forfeited	—	—
Options outstanding as of September 30, 2020	3,661,905	$16.72	9.8	$39,553
Options vested and exercisable at September 30, 2020	14,048	$3.01	9.0	$344

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period.

The weighted-average grant date fair value of the Company’s stock options granted during the three and nine months ended September 30, 2020 was $13.01 and $12.86, respectively.

At September 30, 2020, there was $44.3 million of unrecognized stock-based compensation expense related to unvested stock options, which is being recognized over a period of 3.72 years.

The fair value was estimated on the date of grant using the Black Scholes option-pricing model, with the following assumptions:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Expected term (in years)	6.08	6.08
Expected volatility	95.2%	95.1%
Risk-free interest rate	0.35%	0.35%
Expected dividend yield	—	—
Fair value of common stock	$13.01	$12.86

Stock-Based Compensation Expense

Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Research and development	$3,092	$174	$3,400	$356
General and administrative	768	422	1,598	1,912
Total stock-based compensation expense	$3,860	$596	$4,998	$2,268

2020 Employee Stock Purchase Plan

In July 2020, the 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was also adopted by the Board of Directors and approved by the stockholders. The purpose of the 2020 ESPP is to provide eligible employees of the Company and other designated companies, with opportunities to purchase shares of the Company’s common stock, par value $0.0001 per share. 611,354 shares of common stock in the aggregate have been approved and reserved for this purpose, plus on January 1, 2021 and each January 1 thereafter until January 1, 2030, the number of shares of common stock reserved and available for issuance under the Plan shall be cumulatively increased by the least of (i) 1,222,707 shares of common stock, (ii) 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, and (iii) such number of shares of common stock as determined by the Administrator.

13. Income Taxes

The Company’s income tax provision is computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit. For the three and nine months ended September 30, 2020 and 2019, the Company did not record a current or deferred income tax expense or benefit due to current and historical losses incurred by the Company. The Company’s losses before income taxes consist solely of losses from domestic operations.

The Company’s estimate of the realizability of the deferred tax asset is dependent on estimates of projected future levels of taxable income. In analyzing future taxable income levels, the Company considered all evidence currently available, both positive and negative.

14. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2020	2019	2020	2019
Numerator:
Net loss – basic and diluted	$(23,614)	$(7,270)	$(44,585)	$(15,096)
Denominator:
Weighted-average common shares outstanding – basic and diluted	40,465,705	1,463,421	15,195,000	1,104,454
Net loss per share – basic and diluted	$(0.58)	$(4.97)	$(2.93)	$(13.67)

Based on the amounts outstanding at September 30, 2020 and 2019, the Company excluded the following potential shares of common stock from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2020 and 2019, because including them would have had an anti-dilutive effect. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

	September 30,
	2020	2019
Series A2 Preferred Stock	—	20,000,000
Series A3 Preferred Stock	—	22,453,987
Series A4 Preferred Stock	—	2,066,666
Series B Preferred Stock	—	14,877,697
Options to purchase common stock	3,661,905	—
Unvested restricted stock	3,554,488	4,861,308

15. Related Party Transactions

The Company entered into an agreement with ElevateBio that provides for ongoing services to the Company in areas such as accounting operations, public relations, information technology, human resources and administration management, finance and risk management, marketing services, facilities, procurement and travel and corporate development and strategy (the “Shared Services Agreement”). The Company was billed quarterly for such services at cost, with mark-up for profit on specific services, but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the associates providing the services. The Company also subleases office space, which includes payment for common area charges. The Company also has a SOW to receive manufacturing and project management consulting services from ElevateBio. The Company incurred $2.3 million and $0.9 million during the three months ended September 30, 2020 and 2019 and $4.8 million and $2.3 million of expenses during the nine months ended September 30, 2020 and 2019, respectively, related to services provided to the Company by ElevateBio and affiliates. The Company owed ElevateBio $0.6 million and $0.2 million as of September 30, 2020 and December 31, 2019, respectively, which is recorded in “Amount due to related party” on the condensed consolidated balance sheets.

Members of the Company’s management received a total of $0.1 million and $0.1 million in consulting fees during the three months ended September 30, 2020 and 2019 respectively, and $0.5 million and $0.3 million during the nine months ended September 30, 2020 and 2019, respectively.

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

Our lead product candidate, Viralym-M, is a multi-VST cell therapy that targets five viruses: BK virus, cytomegalovirus, adenovirus, Epstein-Barr virus and human herpesvirus 6. In clinical trials conducted to date, we have treated over 275 allogeneic hematopoietic stem cell transplant, or HSCT, patients with either single or multi-virus targeted allogeneic VSTs and our product candidates have been generally well-tolerated and have been associated with clinical benefit as indicated by the high response rate demonstrated in immunocompromised patients with drug-refractory infections and diseases. To fully explore the clinical benefit of Viralym-M, we plan to initiate a total of three Phase 3 pivotal and three Phase 2 proof-of-concept trials in 2020 and 2021 for the treatment and prevention of life-threatening viral diseases in pediatric and/or adult patients, each representing a potential meaningful commercial opportunity. In addition, we anticipate filing an Investigational New Drug, or IND, application with the FDA in the second half of 2020 for our second cell therapy, ALVR106, an allogeneic, off-the-shelf, VST therapy designed to target severe respiratory diseases caused by four respiratory viruses: respiratory syncytial virus, influenza, parainfluenza virus and human metapneumovirus. We plan to initiate a Phase 1/2 clinical study in autologous and allogeneic HSCT patients with respiratory viral diseases in 2021. We own worldwide development and commercialization rights to our cell therapies. Pursuant to our sponsored research agreement with Baylor College of Medicine (“BCM”), BCM has initiated a proof-of-concept trial for ALVR109, an allogeneic, off-the-shelf VST therapy designed to target SARS-CoV-2, the virus that causes the severe and life-threatening viral disease, COVID-19. ALVR109 is being developed to arrest the progression of COVID-19 by eradicating SARS-CoV-2 virus-infected cells.

Since inception, we have devoted substantially all of our resources on raising capital, organizing and staffing our company, business planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing Viralym-M, ALVR106, ALVR109 and other product candidates and preparing for clinical trials and establishing arrangements with third parties for the manufacture of our product candidates and component materials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. On August 3, 2020, we completed an initial public offering, or “IPO,” of our common stock and issued and sold 18,687,500 shares of our common stock at a public offering price of $17.00 per share, resulting in net proceeds of $292.0 million after deducting underwriting discounts and commissions and offering costs. Prior to our IPO, we have funded our operations to date primarily through equity financings and have received proceeds of $156.3 million, net of issuance costs of $0.6 million, from the sale of our preferred stock.

We have incurred significant operating losses since inception, including net losses of $23.6 million and $44.6 million for the three and nine months ended September 30, 2020, respectively. At September 30, 2020 we had an accumulated deficit of $99.9 million.

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

As of September 30, 2020, we had cash, cash equivalents and short-term investments of $378.5 million. We believe that our existing cash, cash equivalents and short-term investments, in addition to the net proceeds received from the IPO, will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Operating expenses:
Research and development	$17,182	$5,655	$11,527
General and administrative	6,718	2,823	3,895
Total operating expenses	23,900	8,478	15,422
Loss from operations	(23,900)	(8,478)	(15,422)
Total other income, net:
Interest income	112	781	(669)
Other income, net	174	427	(253)
Net loss	$(23,614)	$(7,270)	$(16,344)

Research and Development Expenses

The following table summarizes our research and development costs for each of the periods presented (in thousands):

	Three Months Ended September 30,
	2020	2019	Change
Direct research and development expenses by program:
Viralym-M	$7,815	$2,669	$5,146
ALVR106	2,328	136	2,192
Discovery	378	473	(95)
Unallocated research and development expenses:
Personnel expenses (including stock-based compensation)	6,398	2,152	4,246
Other expenses	263	225	38
Total research and development expenses	$17,182	$5,655	$11,527

Research and development expenses were $17.2 million for the three months ended September 30, 2020, compared to $5.7 million for the three months ended September 30, 2019. The increase of $11.5 million was primarily due to:

•

a $5.1 million increase in costs related to the development of Viralym-M, our most advanced product candidate, specifically due to the increased activity in outsourcing of manufacturing and the development of clinical trials;

•

a $2.2 million increase in costs related to the development of ALVR106, primarily due to increased costs related to the outsourcing of manufacturing activities and the onboarding of CROs in clinical trials; and

•	a $4.2 million increase in personnel-related costs, including stock-based compensation expense, primarily due to an increase in headcount and external consultants in support of research activities.

General and Administrative Expenses

General and administrative expenses were $6.7 million for the three months ended September 30, 2020, compared to $2.8 million for the three months ended September 30, 2019. The increase of $3.9 million consisted of an increase of $2.4 million in payroll and personnel-related costs due to increased headcount and $1.5 million in legal, accounting, professional fees related to costs associated with operating activities and the preparations for becoming a public company.

Total Other Income, Net

Total other income, net was $0.3 million for the three months ended September 30, 2020, compared to $1.2 million for the three months ended September 30, 2019. The decrease of $0.9 million is primarily attributable to a decrease in interest income related to short-term investments, offset by an increase in other government grant reimbursements.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Revenue	$—	$165	$(165)
Operating expenses:
Research and development	32,906	9,561	23,345
General and administrative	12,987	7,800	5,187
Total operating expenses	45,893	17,361	28,532
Loss from operations	(45,893)	(17,196)	(28,697)
Total other income, net:
Interest income	735	1,400	(665)
Other income, net	573	700	(127)
Net loss	$(44,585)	$(15,096)	$(29,489)

Revenue

We recognized no revenue for the nine months ended September 30, 2020, while we recognized revenue of $0.2 million for the nine months ended September 30, 2019 under the CPRIT Grant. No revenue was recognized for the nine months ended September 30, 2020 as a result of the termination of the CPRIT grant. We received acknowledgment of the termination from CPRIT in January 2020.

Research and Development Expenses

The following table summarizes our research and development costs for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
Direct research and development expenses by program:
Viralym-M	$13,986	$3,995	$9,991
ALVR106	5,320	157	5,163
Discovery	692	516	176
Unallocated research and development expenses:
Personnel expenses (including stock-based compensation)	12,312	4,505	7,807
Other expenses	596	388	208
Total research and development expenses	$32,906	$9,561	$23,345

Research and development expenses were $32.9 million for the nine months ended September 30, 2020, compared to $9.6 million for the nine months ended September 30, 2019. The increase of $23.3 million was primarily due to:

•

a $10.0 million increase in costs related to the development of Viralym-M, our most advanced product candidate, specifically due to the increased activity in outsourcing of manufacturing and the development of clinical trials;

•

a $5.2 million increase in costs related to the development of ALVR106, primarily due to increased costs related to the outsourcing of manufacturing activities and the onboarding of CROs in clinical trials;

•

a $7.8 million increase in personnel-related costs, including stock-based compensation expense, primarily due to an increase in headcount and external consultants in support of research activities; and

•	a $0.2 million increase in other research and development expenses, including facilities, rent, travel and equipment driven by an increase in headcount.

General and Administrative Expenses

General and administrative expenses were $13.0 million for the nine months ended September 30, 2020, compared to $7.8 million for the nine months ended September 30, 2019. The increase of $5.2 million consisted of an increase of $2.7 million in legal, accounting, insurance and professional fees related to costs associated with the preparations for and execution of becoming a public company,  a $2.3 million increase in payroll and personnel-related expenses due to increased headcount and an increase of $0.2 million in software and IT services related to increased operations.

Total Other Income, Net

Total other income, net was $1.3 million for the nine months ended September 30, 2020, compared to $2.1 million for the nine months ended September 30, 2019. The decrease of $0.8 million is primarily attributable to a decrease in interest income related to short-term investments, partially offset by a decrease in other government grant reimbursements.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2020, we have funded our operations primarily through equity financings and have received net cash proceeds of approximately $156.3 million from the sale of our preferred stock and approximately $292.0 million of net proceeds from the sale of common stock in our IPO. As of September 30, 2020, we had $378.5 million of cash, cash equivalents and short-term investments.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our manufacturing, licensing and lease obligations described further below.

Funding Requirements

As of September 30, 2020, our cash, cash equivalents and short-term investments were $378.5 million. We believe that the net proceeds from our IPO, together with our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(39,718)	$(11,287)
Net cash used in investing activities	(171,419)	(99,523)
Net cash provided by financing activities	292,329	120,923
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(26)	—
Net increase in cash, cash equivalents and restricted cash	$81,166	$10,113

Operating Activities

Net cash used in operating activities was $39.7 million for the nine months ended September 30, 2020, reflecting a net loss of $44.6 million, partially offset by non-cash charges of $5.1 million. The non-cash charges primarily consist of depreciation and amortization, accretion of investment discounts and stock compensation expense. The change in our net operating assets and liabilities was primarily due to an increase of $4.6 million in prepaid expenses and other current assets, partially offset by an increase of $4.3 million in accounts payable, accrued expenses and amount due to related party.

Net cash used in operating activities was $11.3 million for the nine months ended September 30, 2019, reflecting a net loss of $15.1 million, offset by a net change of $2.0 million in our net operating assets and non-cash charges of $1.8 million. The non-cash charge consists of stock compensation expense and accretion of investments. The change in our net operating assets and liabilities was primarily due to an increase of $3.0 million in accounts payable, accrued expenses and amount due to related party, partially offset by an increase of $1.0 million in accrued interest, receivables, deferred grant revenue, and prepaid expenses and other current assets.

The $28.4 million increase in cash used in operating activities for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 is primarily due to an increase in research and development expenses and general and administrative expenses as a result of advancing the development of Viralym-M and ALVR106 including increased personnel costs related to our increased headcount and our increased efforts towards identifying product candidates.

Investing Activities

Net cash used in investing activities was $171.4 million for the nine months ended September 30, 2020 compared to net cash used in investing activities of $99.5 million for the nine months ended September 30, 2019. Net cash used in investing activities for the nine months ended September 30, 2020 was primarily due to the purchase of investments of $242.4 million, partially offset by investment maturities of $71.0 million. Net cash used in investing activities for the nine months ended September 30, 2019 was primarily due to the purchase of investments of $119.3 million, purchases of property and equipment of $0.2 million, partially offset by investment maturities of $20.0 million.

Financing Activities

Net cash provided by financing activities was $292.3 million for the nine months ended September 30, 2020 due to proceeds from our IPO, net of issuance costs paid. Net cash provided by financing activities was $120.9 million for the nine months ended September 30, 2019 due to the issuance of Series B Preferred Stock.

Contractual Obligations

During the nine months ended September 30, 2020, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Prospectus.

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

Interest Rate Risk

As of September 30, 2020, and December 31, 2019, we held cash, cash equivalents and short-term investments of $378.5 million and $126.1 million, respectively. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. and European bank interest rates. Our surplus cash has been invested in money market funds and U.S. Treasury securities. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

As of September 30, 2020, and December 31, 2019, we had no debt outstanding, and therefore are not subject to interest rate risk related to debt.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar, or USD. Our functional currency for AlloVir International and AlloVir Italia is the Euro. Assets and liabilities are translated into USD at the exchange rate in effect on the balance sheet date. Equity balances, other than retained earnings, are translated at historical exchange rates. Income items and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the consolidated statements of members’ interests, preferred stock and changes in members’ and stockholders’ equity (deficit) as a component of accumulated other comprehensive income (loss). Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the functional currency are included in other income (expense), net in the consolidated statements of operations and comprehensive loss as incurred.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and our Chief Financial Officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

In connection with past audits of our consolidated financial statements, we identified a material weakness in the design of our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness from our 2018 audit related to the accounting for our conversion from a Delaware LLC to a Delaware Corporation in September 2018, which resulted in the understatement of fair value associated with the Series A1 Preferred Stock received by certain of the prior LLC members in exchange of their previous membership interests. At the time of the LLC Conversion, we were a private company with limited accounting personnel and other resources to address our internal control over financial reporting and this was considered to be a complex, non-standard transaction. Since September 2018 and in order to remediate this material weakness in our internal control over financial reporting and address the deficiency in our accounting processes, we have established more robust accounting policies and procedures, reviews on the adoption of new accounting positions and financial statement disclosures, and the selection and engagement of consultants to assist us in determining positions and evaluating new accounting policies. Upon completion of our initial public offering, all shares of our convertible preferred stock were automatically converted and reclassified into shares of common stock, resulting in a less complex capital structure. As a result, we are no longer subject to the accounting rules that gave rise to the material weakness and the related controls are no longer applicable.

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

Risks Related to Current Novel Coronavirus (COVID-19) Pandemic

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

Risks Related to the Clinical Development, Regulatory Review and Approval of Our Product Candidates

Risks Related to Clinical Development

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

Risks Related to the Industry

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

Separately, response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities while local, national and international conditions warrant. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials which the FDA continues to update. As of June 23, 2020, the FDA noted it was conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. On July 10, 2020, the FDA announced its goal of restarting domestic on-site inspections during the week of July 20, 2020, but such activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter.  Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If the FDA becomes unable to continue its current level of performance, we could experience delays and setbacks for our product candidates and for any approvals we may seek which could adversely affect our business.

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

We may experience delays in our ongoing or future clinical trials and we do not know whether clinical trials will begin or enroll subjects on time, will need to be redesigned or will be completed on schedule, if at all, such as on account of the COVID-19 pandemic and its impact at clinical trials sites or on the third-party service providers on whom we rely. In July 2020, the IND that BCM submitted for ALVR109 was placed on clinical hold for safety concerns related to the quality of ancillary reagents unique to ALVR109. The FDA subsequently lifted this clinical hold and cleared the IND for ALVR109 but there can be no assurance that the FDA or comparable foreign regulatory authorities will not put clinical trials of any of our product candidates on clinical hold in the future. Any inability to commence or complete our planned clinical trials of our product candidates as a result of a clinical hold or otherwise, will delay or terminate our clinical development plans for our product candidates, may require us to incur additional clinical development costs and could impair our ability to ultimately obtain FDA approval for our product candidates. Clinical trials may be delayed, suspended or prematurely terminated for a variety of other reasons, such as:

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

Success in preclinical studies and early clinical trials does not ensure that later clinical trials, including our planned Phase 3 pivotal and Phase 2 proof-of-concept clinical trials of Viralym-M, will generate adequate data to demonstrate the efficacy and safety of any of our product candidates. Likewise, a number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier preclinical studies or clinical trials. Despite the results reported in earlier preclinical studies or clinical trials for our product candidates, to date, results may not be replicated in subsequent trials, and we do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market Viralym-M, ALVR106, ALVR109 or any future product candidates we develop from our allogeneic T cell immunotherapy platform. Additionally, certain of our clinical trial endpoints also may not be adequately powered in a particular subpopulation of our trial population. Additionally, all of our clinical trials to date have been open-label trials. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

Risks Related to Our Business and Commercialization

Risks Related to Sales, Marketing and Competition

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

Risks Related to Business Development and Commercialization

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

As of September 30, 2020, we had 32 employees. As our development and commercialization plans and strategies develop, and as we begin operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. In particular, we may need to add substantial additional personnel and other resources to support our development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Risks Related to our Business

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

Risks Related to Litigation

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

Risks Related to Intellectual Property Litigation

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

Risks Related to Our Financial Condition, Capital Needs and Ownership of Our Common Stock

Risks Related to Financial Condition

We are a late clinical-stage cell therapy company and we have incurred net losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and may never achieve or maintain profitability.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses were $23.8 million and $2.4 million for the years ended December 31, 2019 and 2018, respectively. As of September 30, 2020, we had an accumulated deficit of $99.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

Risks Related to Capital Needs

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

We had cash, cash equivalents and short-term investments of $378.5 million as of September 30, 2020. We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Any of our current or future license agreements may also be terminated if we are unable to meet the payment or other obligations under the agreements.

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 54% as of September 30, 2020. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Our officers, directors and substantially all of our stockholders have agreed to be subject to a contractual lock-up with the underwriters for IPO, which will expire on January 25, 2021. The lock-up agreements contain important exceptions that govern their applicability. Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC and SVB Leerink LLC, however, may, in their sole discretion, permit our officers, directors and other stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lockup and other legal restrictions on resale lapse, the trading price of our common stock could decline. As of September 30, 2020, we had outstanding a total of 65,106,873 shares of common stock, which includes 3,447,300 shares of unvested restricted stock. Of the total outstanding shares, only the shares of common stock sold in the IPO are freely tradable without restriction in the public market

In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our 2020 Plan and our 2020 Employee Stock Purchase Plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

We previously identified a material weakness in our internal control over financial reporting related to fiscal year 2018, which no longer exists. If we experience additional material weaknesses in the future, we may not be able to accurately or timely report our financial condition or results of operations.

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

In finalizing our financial statements for our IPO, we identified a material weakness in our internal control over financial reporting related to the accounting for our conversion from a Delaware LLC to a Delaware Corporation in September 2018. This material weakness contributed to an error in our consolidated financial statements for the year ended December 31, 2018, which resulted in the understatement of fair value associated with the Series A1 Preferred Stock received by certain of the prior LLC members in exchange for their previous membership interests. At the time of the LLC Conversion, we were a private company with limited accounting personnel and other resources to address our internal control over financial reporting and this was considered to be a complex, non-standard transaction. Since September 2018 and in order to remediate this material weakness in our internal control over financial reporting and address the deficiency in our accounting processes, we have established more robust accounting policies and procedures, reviews on the adoption of new accounting positions and financial statement disclosures, and selection and engagement of consultants to assist us in determining positions and evaluating new accounting policies. Upon completion of our IPO, all shares of our convertible preferred stock were automatically converted and reclassified into shares of common stock resulting in a less complex capital structure. As a result, we are no longer subject to the accounting rules that gave rise to the material weakness and the related controls are no longer applicable. We can give no assurance that material weaknesses in our internal control over financial reporting will not be identified in the future. Further, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

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

Risks Related to Manufacturing

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

Risks Related to Third Party Manufacturing

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

Risks Related to Our Dependence on Third Parties

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

Risks Related to Our Intellectual Property

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

Risks Related to Patents

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

The following sets forth information regarding all unregistered securities sold from January 1, 2020 (share and per share amounts give effect to a one-for-1.49020520953831 reverse stock split of our common stock, effected on July 22, 2020) through November 10, 2020.

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

From January 1, 2020 through November 10, 2020, we granted stock options to purchase an aggregate of 3,741,389 shares of common stock at exercise prices ranging from $3.01 to $31.19 per share and granted an aggregate of 222,743 shares of restricted common stock to our employees under our equity plans. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701, or in reliance on Section 4(a)(2), as transactions by an issuer not involving a public offering. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information. No underwriters were involved in the foregoing issuances of securities. We filed a registration statement on Form S-8 under the Securities Act on July 31, 2020 to register all of the shares of our common stock subject to outstanding options and all shares of our common stock otherwise issuable pursuant to our equity compensation plan.

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

The aggregate net proceeds to use from the public offering were approximately $292.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

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

10.2	2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239698) filed on July 23, 2020).

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

Company Name

Date: November 10, 2020	By:	/s/ David Hallal
David Hallal
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 10, 2020	By:	/s/ Vikas Sinha
Vikas Sinha
President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)