Form 10-Q
period 2021-03-31
Allovir, Inc.
filed 2021-05-06
CIK 1754068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the registrant had 65,106,873 shares of common stock, $0.0001 par value per share, outstanding.

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

•

We intend to develop an efficient and highly productive manufacturing supply chain for our allogeneic, off-the-shelf single- and multi-VST-cell therapies. Delays in process performance qualification to validate the drug product manufacturing process could delay regulatory approvals, our development plans and thereby limit our ability to generate revenues.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements, including but not limited to, statements about:

•	the success, cost, timing and potential indications of our product development activities and clinical trials, including the ongoing and future clinical trials of Viralym-M, ALVR106 and ALVR109;
•	the timing of our planned Investigational New Drug (IND) submissions to the FDA for our product candidates, including ALVR109, ALVR107 and ALVR108;
•	the timing of the initiation, enrollment and completion of planned clinical trials;
•	our plans to research, develop and commercialize our product candidates, including Viralym-M, ALVR106, ALVR109, ALVR107 and ALVR108;
•	the timing of the initiation, completion and outcomes of our preclinical studies;
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

You should read the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ALLOVIR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share amounts)	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$168,645	$122,661
Short-term investments	168,347	233,663
Accrued interest	469	450
Prepaid expenses and other current assets	2,203	4,543
Total current assets	339,664	361,317
Property and equipment, net	869	812
Operating lease right-of-use assets	10,748	8,692
Total assets	$351,281	$370,821
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,057	$963
Accrued expenses	7,879	7,530
Operating lease liability, current	4,785	3,229
Amount due to related party	779	572
Total current liabilities	15,500	12,294
Operating lease liability, long term	5,412	5,463
Total liabilities	20,912	17,757
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized at March 31, 2021 and December 31, 2020, respectively; 0 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value: 150,000,000 shares authorized at March 31, 2021 and December 31, 2020, respectively; 65,106,873 shares issued at March 31, 2021 and December 31, 2020, respectively; and 62,451,094 and 61,931,255 shares outstanding at March 31, 2021 and December 31, 2020, respectively	7	7
Additional paid-in capital	486,375	478,272
Accumulated other comprehensive income (loss)	13	(112)
Accumulated deficit	(156,026)	(125,103)
Total stockholders’ equity	330,369	353,064
Total liabilities and stockholders’ equity	$351,281	$370,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

UNAUDITED

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2021	2020
Operating expenses:
Research and development	20,393	6,839
General and administrative	10,470	3,001
Total operating expenses	30,863	9,840
Loss from operations	(30,863)	(9,840)
Total other income (loss), net:
Interest income	505	457
Other income (loss), net	(565)	44
Net loss	$(30,923)	$(9,339)
Net loss per share — basic and diluted	$(0.50)	$(4.21)
Weighted-average common shares outstanding — basic and diluted	62,193,734	2,215,958
Comprehensive loss:
Net loss	$(30,923)	$(9,339)
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	42	176
Foreign currency translation adjustment	83	—
Total other comprehensive income	125	176
Comprehensive loss	$(30,798)	$(9,163)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

UNAUDITED

	Series B Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance at December 31, 2019	14,877,697	$120,923	44,520,653	$52,204	2,099,740	$—	$3,748	$68	$(55,319)	$(51,503)
Stock-based compensation	—	—	—	—	—	—	646	—	—	646
Issuance of common stock, upon vesting of restricted stock	—	—	—	—	292,644	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	176	—	176
Net loss	—	—	—	—	—	—	—	—	(9,339)	(9,339)
Balance at March 31, 2020	14,877,697	$120,923	44,520,653	$52,204	2,392,384	$—	$4,394	$244	$(64,658)	$(60,020)

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

UNAUDITED

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	61,931,255	$7	$478,272	$(112)	$(125,103)	$353,064
Stock-based compensation	—	—	8,103	—	—	8,103
Issuance of common stock, upon vesting of restricted stock	519,839	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	42	—	42
Foreign currency translation adjustment	—	—	—	83	—	83
Net loss	—	—	—	—	(30,923)	(30,923)
Balance at March 31, 2021	62,451,094	$7	$486,375	$13	$(156,026)	$330,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(30,923)	$(9,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18	18
Non-cash lease expense	54	—
Amortization and accretion of discounts on short-term investments	456	(24)
Stock compensation expense	8,103	646
Changes in operating assets and liabilities:
Unbilled grant receivables	—	(48)
Accrued interest	(19)	(49)
Prepaid expenses and other current assets	1,735	(284)
Accounts payable, accrued expenses and amount due to related party	1,650	(1,463)
Net cash used in operating activities	(18,926)	(10,543)
Cash flows from investing activities
Purchase of property and equipment	(75)	—
Purchase of short-term investments	(30,098)	(21,161)
Maturities of short-term investments	95,000	35,000
Net cash provided by investing activities	64,827	13,839
Cash flows from financing activities
Net cash provided by financing activities	—	—
Effect of exchange rate changes on cash and cash equivalents	83	—
Net increase in cash and cash equivalents	45,984	3,296
Cash and cash equivalents at beginning of period	122,661	61,084
Cash and cash equivalents at end of period	$168,645	$64,380
Non-cash investing and financing activities
Unrealized gain on available-for-sale securities	$42	$176
Right-of-use assets obtained in exchange for operating lease liability	$3,099	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. Nature of the Business

AlloVir, Inc. (“AlloVir” or “the Company”, formerly known as ViraCyte, Inc.) is a leading late clinical-stage cell therapy company developing highly innovative allogeneic T-cell therapies to treat and prevent devastating viral diseases. The Company’s innovative and proprietary virus-specific T-cell, or VST, therapy platform allows AlloVir to generate off-the-shelf VSTs designed to restore immunity in patients with T-cell deficiencies who are at risk from the life-threatening consequences of viral diseases. There is an urgent medical need for therapies to treat a large number of patients suffering from viral diseases who currently have limited or no treatment options. To date, the Company has generated five innovative, allogeneic, off-the-shelf VST therapy candidates targeting 12 different devastating viruses. The most advanced is Viralym-M, for which the Company has an ongoing pivotal trial for the treatment of virus-associated hemorrhagic cystitis and ongoing proof-of-concept, or POC, clinical trials for multi-virus prevention in HSCT and BKV in kidney transplant.

The Company’s lead product candidate, Viralym-M, is a multi-VST-cell therapy that targets five viruses: BK virus, cytomegalovirus, adenovirus, Epstein-Barr virus and human herpesvirus 6. To fully explore the clinical benefit of Viralym-M, the Company plans to initiate an additional two Phase 3 pivotal and one Phase 2 proof-of-concept trials by the end of 2021 for the treatment and prevention of life-threatening viral diseases in pediatric and/or adult patients, each representing a potential meaningful commercial opportunity.  In addition, ALVR106 is the Company’s second multi-virus-targeted off-the-shelf VST product candidate targeting devastating respiratory diseases caused by respiratory syncytial virus, or RSV, influenza, parainfluenza virus, or PIV, and human metapneumovirus, or hMPV. An Investigational New Drug, or IND, application with the FDA for ALVR106 was cleared in the fourth quarter of 2020 and the Company plans to initiate a Phase 1/2 clinical study in autologous and allogeneic HSCT patients with respiratory viral diseases in the second half of 2021. Pursuant to the sponsored research agreement with Baylor College of Medicine (“BCM”), BCM initiated a proof-of-concept trial for ALVR109, an allogeneic, off-the-shelf VST therapy designed to target SARS-CoV-2, the virus that causes the severe and life-threatening viral disease, COVID-19. ALVR109 is being developed to arrest the progression of COVID-19 by eradicating SARS-CoV-2 virus-infected cells.  BCM initiated the POC clinical trial in the fourth quarter of 2020 and the trial is ongoing. Lastly, the Company is advancing ALVR107 designed to target hepatitis B, or HBV, infected cells and treat chronic HBV infections and ALVR108 to treat human herpesvirus-8, or HHV-8, associated diseases including Kaposi Sarcoma, or KS, primary effusion lymphoma, or PEL, and multicentric Castleman’s disease, or MCD. The Company plans to complete pre-clinical IND enabling studies for ALVR107 and ALVR108 in the second half of 2021.

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

ElevateBio, LLC

On September 17, 2018, the Company executed a Series A2 Preferred Stock Purchase Agreement (“Series A2 Agreement”) with ElevateBio, LLC, a Delaware LLC (“ElevateBio”) concurrent with the LLC Conversion. ElevateBio was formed on November 29, 2017 and is headquartered in Cambridge, Massachusetts with a focus on the development of a portfolio of novel cell therapy programs acquired through business development activities with biotechnology companies. ElevateBio is structured as a holding company, comprised of asset-specific subsidiaries focused on the development of pipeline assets, as well as a manufacturing subsidiary with the expertise to provide drug development and manufacturing services. As a result of the purchase of the Company’s Series A2 Preferred Stock, ElevateBio acquired an ownership interest in the Company. The Chief Executive Officer, Chief Financial Officer, and other executives of ElevateBio currently serve in similar management roles with AlloVir. On March 17, 2021, our Board of Directors appointed Diana M. Brainard M.D., as the Company’s Chief Executive Officer and principal executive officer, effective May 17, 2021.

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Through March 31, 2021, the Company has funded its operations primarily with proceeds received from the sale of common stock, research grants, and from the sale of preferred stock. The Company has incurred recurring losses since its inception, including net losses attributable to common stockholders of $30.9 million and $9.3 million for the three months ended March 31, 2021 and 2020, respectively. In addition, at March 31, 2021, the Company had an accumulated deficit of $156.0 million. The Company expects to continue to generate operating losses for the foreseeable future.

The Company believes that its $168.6 million of cash and cash equivalents and $168.3 million of short-term investments held at March 31, 2021, are sufficient to fund planned operations for at least twelve months from the date that these condensed consolidated financial statements are available to be issued.

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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2020 (“annual financial statements”), which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on February 12, 2021. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies, except as noted below.

Interim Financial Information

The accompanying condensed consolidated balance sheet at March 31, 2021, and the condensed consolidated statements of operations and comprehensive loss, statements of convertible preferred stock and changes in stockholders’ equity (deficit) for the three months ended March 31, 2021 and 2020 and condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position at March 31, 2021 and the results of its operations for the three months ended March 31, 2021 and 2020 and its cash flows for the three months ended March 31, 2021 and 2020. The financial data and other information disclosed in these notes related to the three months ended March 31, 2021 and 2020 are also unaudited. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021 or for any other subsequent interim period.

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

Since December 31, 2020, there have been no new accounting pronouncements adopted by the Company or issued by FASB that are applicable to the Company, except as noted below.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12 – Income Taxes (Topic 740) (“ASU 2019-12”), which removes certain exceptions from the guidance and simplifies the accounting for income taxes in certain areas. The Company adopted ASU 2019-12 on January 1, 2021. There was no material impact to the Company’s consolidated financial statements as a result of adopting this new standard.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. ASU 2016-13 is effective for the Company’s fiscal year beginning after December 15, 2022 and subsequent interim periods. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

3. Short-Term Investments

The following tables summarize the amortized cost and estimated fair value of the Company’s marketable securities, which are considered to be available-for-sale investments and were included in short-term investments on the condensed consolidated balance sheets:

	March 31, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government treasury securities	168,329	18	—	168,347
Totals	$168,329	$18	$—	$168,347

	December 31, 2020
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government treasury securities	$233,687	—	$(24)	$233,663
Totals	$233,687	$0	$(24)	$233,663

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the tables above. At March 31, 2021 and December 31, 2020, all investments had contractual maturities within one year.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$114,896			$114,896
U.S. government treasury securities	$39,999			$39,999
Totals	$154,895	$—	$—	$154,895
Short-term investments:
U.S. government treasury securities	$168,347			$168,347
Totals	$168,347	$—	$—	$168,347

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$55,505	$—	$—	$55,505
U.S. government treasury securities	39,998	—	—	39,998
Totals	$95,503	$—	$—	$95,503
Short-term investments:
U.S. government treasury securities	$233,663	$—	$—	$233,663
Totals	$233,663	$—	$—	$233,663

During the three months ended March 31, 2021 and the year ended December 31, 2020, there were no transfers between levels. The Company classifies its money market fund and U.S. government treasury securities as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices in active markets without any valuation adjustment.

The carrying amounts of prepaid expenses and other current assets, accounts payable, amount due to related party and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

5. Leases

Short-term leases

The Company leases an office space in Houston, Texas under an operating lease that expires in September 2021. The Company also sub-leases from ElevateBio a portion of its office space in Cambridge, Massachusetts on a month-to-month basis. Total expense recognized under short-term leases was $0.1 million (including approximately $17 thousand for non-lease costs such as utilities and cleaning), and $0.1 million (including approximately $15 thousand for non-lease costs such as utilities and cleaning) during the three months ended March 31, 2021 and 2020, respectively.

Operating leases

Operating lease liabilities and their corresponding right-of-use (“ROU”) assets are recorded based on the present value of future lease payments over the expected remaining lease term. The Company has elected to account for the lease and non-lease components together for existing classes of underlying assets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. The Company uses an incremental borrowing rate based on information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate represents the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. The Company estimates this rate based on prevailing market conditions, comparable company and credit analysis, the impact of collateralization, and the term of each of the Company’s lease agreements.

In March 2019, the Company entered into an interim services agreement which ultimately led to a Development and Manufacturing Services Agreement (“DMS Agreement”) with a third-party supplier in July 2019. The DMS Agreement specifies a dedicated manufacturing suite for the manufacture of AlloVir’s products at the facility. The DMS Agreement will expire upon the later of: 1) two years from the Effective Date, or July 2021, and 2) the completion of services under all Statements of Work (SOWs). The term may be extended by agreement of the parties for additional two-year periods upon written notice to the supplier at least 30 days prior to expiration of the then-current term. The DMS Agreement (or any individual SOW) may be terminated earlier by AlloVir at any time by providing 190 days’ notice. The Company estimates that the exercise of one of the two-year renewal options is reasonably certain to occur, and that early termination is not reasonably certain to occur, providing for a total estimated lease term of 4.25 years expiring in July 2023. In March 2019, at the inception of this lease, the Company recorded a ROU asset and lease liability of $6.9 million. In September 2019, the Company executed a SOW for another dedicated manufacturing suite under the DMS Agreement with substantially the same terms as the original SOW. The SOW calls for a fixed monthly payment through July 2023, with additional two-year renewal options. The use of this manufacturing suite qualifies as a lease under ASC 842, as it includes an identified asset for exclusive use by the Company at its direction.

In May 2020, the Company entered into a new Development and Manufacturing Services Agreement (“2020 DMS Agreement”) with ElevateBio BaseCamp, Inc. and signed a statement of work (SOW) in November 2020. The DMS Agreement and related SOW contained an embedded lease for a dedicated manufacturing suite for the manufacture of AlloVir’s products at the facility because the Company directs how and for what purpose the suite is used for and obtains substantially all of the economic benefit of the suite. In exchange for this dedicated manufacturing suite, AlloVir will pay the supplier a monthly fixed suite utilization fee, and other related fixed costs, totaling $3.2 million over the two-year lease term (one year lease with a one-year renewal option), that covers costs associated with reserving capacity for AlloVir, as well as cleaning services, utilities, handling and maintenance of the manufacturing suite. The Company estimates that the exercise of the one-year renewal option is reasonably certain to occur, and the Company is reasonably certain that it will not exercise its early termination right, providing for a total estimated lease term of two years expiring in January 2023. As part of the arrangement, there were also variable costs for materials, non-fixed batch payments, storage, knowledge and tech transfer and other common area maintenance fees that were not included in the measurement of the lease. The lease of the facility was determined to be classified as an operating lease and commenced in February 2021, the point at which the new facility area was substantially complete and available for use by the Company. Accordingly, during the three months ended March 31, 2021, the Company recorded a ROU asset of $3.1 million and a lease liability of $2.5 million. The Company prepaid $0.6 million of the suite utilization fee, which was reclassified from prepaid expense to the ROU asset upon lease commencement.

Maturities of operating lease liabilities at March 31, 2021 are as follows (in thousands):

2021 (remaining 9 months)	$4,020
2022	4,560
2023	2,175
Total lease payments	10,755
Less: interest (3.40% - 5.75%)	(558)
Total lease liability	$10,197
Lease liability – current	$4,785
Lease liability – long-term	$5,412

Total lease costs were $1.3 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively. Cash paid for operating leases was $1.1 million and $1.2 million for the three months ended March 31, 2021 and 2020, respectively. The Company’s total variable non-lease costs, such as materials, non-fixed batch payments, storage, knowledge and tech transfer and other common area maintenance fees, related to the operating leases was $0.9 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively. The weighted average remaining lease term is 2.22 years at March 31, 2021. The weighted average discount rate is 4.76% at March 31, 2021.

6. Accrued Expenses

Accrued expenses consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Employee compensation and benefits	$1,296	$3,314
Professional fees	864	696
Research and development	5,490	3,347
Other	229	173
Total accrued expenses	$7,879	$7,530

7. Sponsored Research, Collaboration and License Agreements

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

Collaboration Agreement with BCM

In November 2020, the Company also entered into a Research Collaboration Agreement (the “Research Agreement”) with BCM, under which the Company agreed to pay BCM for performing certain research activities under the direction of Dr. Ann Leen commencing on January 1, 2021 and continuing for a three-year period thereafter. The Research Agreement requires the Company to make payments to BCM totaling approximately $2.0 million per year, for a total of approximately $6.0 million over the term of the Research Agreement.

Collectively under the agreements above and for services provided by BCM the Company paid $0.9 million and $0.4 million during the three months ended March 31, 2021 and 2020, respectively. These costs are classified in research and development expense in the condensed consolidated statements of operations and comprehensive loss.

CPRIT Grant

In August 2017, the Company was awarded a $9.0 million grant (the “CPRIT Grant”) from the Cancer Research and Prevention Institute of Texas (“CPRIT”) to perform a phase IIB clinical trial to establish the safety and effectiveness of Viralym-M, in adults and children with a common, very severe virus infection (BK Virus) after stem cell transplant. The grant period was three years beginning September 1, 2017 through August 31, 2020. This grant had a matching requirement where the Company was obligated to match 50% of the grant funds used on the project. In addition, the grant included other compliance requirements including the obligation for the Company to operate with a principal place of business in Texas. There were no costs incurred to obtain or fulfill the contract. In November 2019, the Company provided CPRIT with written notice of its intent to terminate the grant. In December 2019, the Company returned $2.6 million of grant funds received, including interest relating to these funds in the amount of $0.1 million, and decreased its deferred revenue balance to zero. The Company received acknowledgment of the termination from CPRIT in January 2020. The CPRIT Grant also required that the Company grant CPRIT a non-commercial license to technology developed under the grant and pay CPRIT a share of revenue on sales of commercial products developed using CPRIT funds equal to low single digits of revenue until such time as CPRIT has been paid an aggregate amount equal to 400% of the grant award proceeds. No royalty payments were made under this license agreement during the three months ended March 31, 2021 and 2020, respectively.

8. Funding Arrangements

SBIR Grant

In June 2017, the Company was awarded a Small Business Innovation Research (“SBIR”) grant by the National Institute of Health (“NIH”) in the amount of $3.0 million. This grant was effective from September 15, 2017 to June 30, 2020 and in April 2020, the Company received an extension through June 30, 2021. The grant is funded on an ongoing basis based on periodic reports of qualifying expenditures reported by the Company to NIH. Under this grant, the Company received proceeds of $0 during the three months ended March 31, 2021 and 2020, respectively. The Company recognized income of $0 and approximately $48,000 on expenses incurred during the three months ended March 31, 2021 and 2020, respectively. At December 31, 2020, the Company had received the full amount awarded under the SBIR grant.

The SBIR grant does not fall within the scope of ASC 606 as NIH does not meet the definition of a customer, and the grant from NIH was given for the benefit of public health rather than for monetary compensation. Accordingly, funding received under this grant is recognized in “Other income (loss), net” in the condensed consolidated statements of operations and comprehensive loss.

9. Stockholder’s Equity

On August 3, 2020, in connection with the closing of the Company’s IPO, the Company filed its amended and restated certificate of incorporation, which authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.0001 par value per share. There are no shares of preferred stock issued or outstanding at March 31, 2021.

At March 31, 2021 and December 31, 2020, the Company’s amended and restated certificate of incorporation authorized the Company to issue 150,000,000 shares of common stock at a par value of $0.0001 per share. In conjunction with the Company's IPO closing on August 3, 2020, the Company issued and sold 18,687,500 shares of its common stock, including 2,437,500 shares pursuant to the full exercise of the underwriters' option to purchase additional shares, at a public offering price of $17.00 per share, for aggregate net proceeds of $292.0 million after deducting underwriting discounts and commissions and offering costs. In connection with the Company’s IPO, all outstanding shares of preferred stock converted into 39,859,139 shares of common stock.

The following is a summary of the rights and privileges of the holders of the Company’s common stock at March 31, 2021 and December 31, 2020:

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

Dividends

Subject to preferences that may be applicable to any then-outstanding preferred stock, holders of common stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Board out of legally available funds. At March 31, 2021 and December 31, 2020, no cash dividends have been declared or paid.

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

The Company has reserved shares of common stock for issuance as follows:

	March 31, 2021	December 31, 2020
Unvested restricted stock	3,519,753	3,410,979
Options to purchase common stock	5,145,047	3,972,909
Stock available for grant under the 2020 Stock Option and Grant Plan	5,350,553	3,895,961
Total	14,015,353	11,279,849

10. Stock-Based Compensation

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

At March 31, 2021, the Company had granted 6,715,415 shares of common stock under the 2018 Plan, including an aggregate of 98,643 shares of common stock issuable upon the exercise of outstanding options under the 2018 Plan. Of the awards granted, none have been forfeited or cancelled during the three months ended March 31, 2021.  No shares remained available for future issuance under the 2018 Plan. Any options or awards outstanding under the 2018 Plan remain outstanding and effective.

2020 Stock Option and Grant Plan

On July 2, 2020, the Company’s Board of Directors adopted and in July 2020 the stockholders approved the 2020 Stock Option and Grant Plan (the “2020 Plan”) which became effective on July 28, 2020, the date immediately prior to the date on which the registration statement related to the IPO was declared effective, and as a result no further awards will be made under the 2018 Plan thereafter. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2020 Plan was 8,008,734 shares. The number of shares of our common stock reserved for issuance under the 2020 Plan shall be cumulatively increased on January 1, 2021 and each January 1 thereafter by 5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. Accordingly, on January 1, 2021, 3,255,343 shares were added to the number of available shares under the 2020 Plan. The awards granted under this plan generally vest over a four-year period and have a 10-year contractual term.

At March 31, 2021, there were an aggregate of 5,085,404 shares of common stock issuable upon the exercise of outstanding options under the 2020 Plan and 886,620 shares of restricted common stock granted under the 2020 Plan. Additionally, there were an aggregate of 5,350,553 shares reserved for future issuance under the 2020 Plan.

Restricted Common Stock

The following table summarizes restricted common stock activity for the three months ended March 31, 2021:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2021	3,410,979	$3.55
Granted	635,613	42.32
Forfeited	(7,000)	36.80
Vested	(519,839)	1.86
Unvested at March 31, 2021	3,519,753	$10.74

  At March 31, 2021, there was $34.8 million of unrecognized stock-based compensation cost related to the restricted stock, which is expected to be recognized over a weighted average period of 3.53 years.

Stock Options

The following table summarizes stock option activity (in thousands, except share and per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2021	3,972,909	$17.84	9.6	$81,822
Granted	1,186,138	42.30	—	—
Exercised	—	—	—	—
Forfeited	(14,000)	36.80	—	—
Options outstanding at March 31, 2021	5,145,047	$23.43	9.4	$24,616
Options vested and exercisable at March 31, 2021	28,009	$6.76	8.8	$466

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period.

The weighted-average grant date fair value of the Company’s stock options granted during the three months ended March 31, 2021 was $32.39. At March 31, 2021, there was $80.3 million of unrecognized stock-based compensation expense related to unvested stock options, which is being recognized over a period of 3.50 years.

The fair value was estimated on the date of grant using the Black Scholes option-pricing model, with the following weighted-average assumptions:

Three Months Ended March 31, 2021
Expected term (in years)	6.10
Expected volatility	95%
Risk-free interest rate	0.64%
Expected dividend yield	—
Fair value of common stock	$42.30

Stock-Based Compensation Expense

Stock-based compensation expense was as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Research and development	$3,311	$214
General and administrative	4,792	432
Total stock-based compensation expense	$8,103	$646

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

11. Income Taxes

The Company’s income tax provision is computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit. For the three months ended March 31, 2021 and 2020, the Company did not record a current or deferred income tax expense or benefit due to current and historical losses incurred by the Company. The Company’s losses before income taxes consist solely of losses from domestic operations.

The Company’s estimate of the realizability of the deferred tax asset is dependent on estimates of projected future levels of taxable income. In analyzing future taxable income levels, the Company considered all evidence currently available, both positive and negative.

12. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2021	2020
Numerator:
Net loss – basic and diluted	$(30,923)	$(9,339)
Denominator:
Weighted-average common shares outstanding – basic and diluted	62,193,734	2,215,958
Net loss per share – basic and diluted	$(0.50)	$(4.21)

Based on the amounts outstanding at March 31, 2021 and 2020, the Company excluded the following potential shares of common stock from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2021 and 2020, because including them would have had an anti-dilutive effect. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

	March 31,
	2021	2020
Series A2 Preferred Stock	—	13,420,970
Series A3 Preferred Stock	—	15,067,706
Series A4 Preferred Stock	—	1,386,831
Series B Preferred Stock	—	9,983,632
Options to purchase common stock	5,145,047	48,315
Unvested restricted stock	3,519,753	4,166,951

13. Related Party Transactions

The Company entered into an agreement with ElevateBio that provides for ongoing services to the Company in areas such as accounting operations, public relations, information technology, human resources and administration management, finance and risk management, marketing services, facilities, procurement and travel and corporate development and strategy (the “Shared Services Agreement”). The Company was billed quarterly for such services at cost, with mark-up for profit on specific services, but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the associates providing the services. The Company also subleases office space, which includes payment for common area charges. The Company also has a SOW to receive manufacturing and project management consulting services from ElevateBio, as well as a Development and Manufacturing Services Agreement with ElevateBio BaseCamp, Inc. (see note Note 5). The Company incurred $2.0 million and $1.1 million during the three months ended March 31, 2021 and 2020, respectively, related to services provided to the Company by ElevateBio and affiliates. The Company owed ElevateBio $0.8 million and $0.6 million at March 31, 2021 and December 31, 2020, respectively, which is recorded in “Amount due to related party” on the condensed consolidated balance sheets.

Members of the Company’s management earned a total of $0.2 million and $0.3 million in consulting fees during the three months ended March 31, 2021 and 2020, respectively.

14. Subsequent Events

For the financial statements at March 31, 2021 and for the year then ended, the Company has evaluated all subsequent events through May 6, 2021, the date the condensed consolidated financial statements were available to be issued, noting there were no events or matters identified that require additional disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing in Part I, Item I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2020, included in our Annual Report on Form 10-K that was filed on February 12, 2021 with the U.S. Securities and Exchange Commission, or the SEC.

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

Overview

We are a leading late clinical-stage cell therapy company developing highly innovative allogeneic T-cell therapies to treat and prevent devastating viral diseases. Our innovative and proprietary virus-specific T-cell, or VST, therapy platform allows us to generate off-the-shelf VSTs designed to restore immunity in patients with T-cell deficiencies who are at risk from the life-threatening consequences of viral diseases. There is an urgent medical need for therapies to treat a large number of patients suffering from viral diseases who currently have limited or no treatment options. To date, we have generated five innovative, allogeneic, off-the-shelf VST therapy candidates targeting 12 different devastating viruses. The most advanced is Viralym-M for which we have an ongoing pivotal trial for the treatment of virus-associated hemorrhagic cystitis and ongoing POC clinical trials for multi-virus prevention in HSCT and BKV in kidney transplant.

As an ElevateBio, LLC, or ElevateBio, affiliate, we are able to leverage ElevateBio’s expertise to rapidly and efficiently manufacture VST therapies for clinical trials and commercialization. Our lead product candidate, Viralym-M, is a multi-VST-cell therapy that targets five viruses: BK virus, cytomegalovirus, adenovirus, Epstein-Barr virus and human herpesvirus 6. In clinical trials conducted to date, we have treated over 275 allogeneic hematopoietic stem cell transplant, or HSCT, patients with either single or multi-virus targeted allogeneic VSTs and our product candidates have been generally well-tolerated and have been associated with clinical benefit as indicated by the high response rate demonstrated in immunocompromised patients with drug-refractory infections and diseases. To fully explore the clinical benefit of Viralym-M, we plan to initiate an additional two Phase 3 pivotal and one Phase 2 proof-of-concept trials by the end of 2021 for the treatment and prevention of life-threatening viral diseases in pediatric and/or adult patients, each representing a potential meaningful commercial opportunity.

In addition, ALVR106 is our second multi-virus-targeted off-the-shelf VST product candidate targeting devastating respiratory diseases caused by RSV, influenza, PIV and/or hMPV. Our Investigational New Drug, or IND, application with the FDA for ALVR106 was cleared in the fourth quarter of 2020 and we plan to initiate a Phase 1/2 clinical study in autologous and allogeneic HSCT patients with respiratory viral diseases in the second half of 2021. Pursuant to our sponsored research agreement with Baylor College of Medicine (“BCM”), BCM initiated a proof-of-concept trial for ALVR109, an allogeneic, off-the-shelf VST therapy designed to target SARS-CoV-2, the virus that causes the severe and life-threatening viral disease, COVID-19. ALVR109 is being developed to arrest the progression of COVID-19 by eradicating SARS-CoV-2 virus-infected cells.  BCM initiated the POC clinical trial in the fourth quarter of 2020 and the trial is ongoing. Lastly, we are also advancing ALVR107 designed to target hepatitis B, or HBV, infected cells and treat chronic HBV infections and ALVR108 to treat human herpesvirus-8, or HHV-8, associated diseases including Kaposi Sarcoma, or KS, primary effusion lymphoma, or PEL, and multicentric Castleman’s disease, or MCD. We plan to complete pre-clinical IND enabling studies for ALVR107 and ALVR108 in the second half of 2021. We own worldwide development and commercialization rights to our cell therapies.

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

We have incurred significant operating losses since inception, including net losses of $30.9 million for the three months ended March 31, 2021. At March 31, 2021 we had an accumulated deficit of $156.0 million.

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

At March 31, 2021, we had cash, cash equivalents and short-term investments of $337.0 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

Relationship with ElevateBio

On September 17, 2018, we entered into a Series A2 Preferred Stock Purchase Agreement, or the Series A2 Agreement, with ElevateBio. ElevateBio was formed in November 2017 and is headquartered in Cambridge, Massachusetts, with a focus on the development of a portfolio of novel cell therapy programs acquired through business development activities with biotechnology companies. ElevateBio is structured as a holding company, comprised of asset-specific subsidiaries focused on the development of the pipeline assets, as well as a manufacturing subsidiary with the expertise to provide drug development and manufacturing services. As a result of ElevateBio’s purchase of our Series A2 Preferred Stock, which converted to common stock upon completion of our IPO, ElevateBio acquired an ownership interest to our unaudited condensed consolidated financial statements appearing elsewhere in this Form 10-Q. The Chief Executive Officer, Chief Financial Officer, and other executives of ElevateBio currently serve in similar management roles with us. On March 17, 2021, our Board of Directors appointed Diana M. Brainard, M.D., as the Company’s Chief Executive Officer and principal executive officer, effective May 17, 2021.

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

Total Other Income (Loss), Net

Interest income

Interest income consists of interest income on cash, cash equivalents and short-term investments held in financial institutions.

Other income (loss), net

“Other income (loss), net” consists primarily of investment amortization and accretion of discounts on short-term investments and other income from government grants based on expenditures that qualify for reimbursement.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Operating expenses:
Research and development	$20,393	$6,839	$13,554
General and administrative	10,470	3,001	7,469
Total operating expenses	30,863	9,840	21,023
Loss from operations	(30,863)	(9,840)	(21,023)
Total other income (loss), net:
Interest income	505	457	48
Other income (loss), net	(565)	44	(609)
Net loss	$(30,923)	$(9,339)	$(21,584)

Research and Development Expenses

The following table summarizes our research and development costs for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Direct research and development expenses by program:
Viralym-M	$6,434	$2,090	$4,344
ALVR106	2,344	1,473	871
ALVR109	1,002	—	1,002
Discovery	290	304	(14)
Unallocated research and development expenses:
Personnel expenses (including stock-based compensation)	9,410	2,776	6,634
Other expenses	913	196	717
Total research and development expenses	$20,393	$6,839	$13,554

Research and development expenses were $20.4 million for the three months ended March 31, 2021, compared to $6.8 million for the three months ended March 31, 2020. The increase of $13.6 million was primarily due to:

•

a $4.3 million increase in costs related to the development of Viralym-M, our most advanced product candidate, primarily due to an increase in costs related to the outsourcing of manufacturing of $0.9 million and the development of clinical trials of $3.2 million;

•	a $0.9 million increase in costs related to the development of ALVR106, primarily due to an increase in costs related to the outsourcing of manufacturing of $1.0 million;
•	a $1.0 million increase in costs related to the development of ALVR109, primarily due to increased costs related to COVID-19 clinical trials;
•

a $6.6 million increase in personnel-related costs consisting of $6.1 million in payroll and personnel-related costs, including stock-based compensation expense of $3.1 million, primarily due to an increase in employee headcount and the cost of external consultants in support of research activities of $0.6 million; and

•	a $0.7 million increase in other research and development expenses, including facilities, rent, travel and equipment driven by an increase in headcount.

General and Administrative Expenses

General and administrative expenses were $10.5 million for the three months ended March 31, 2021, compared to $3.0 million for the three months ended March 31, 2020. The increase of $7.5 million consisted of an increase of $5.4 million in payroll and personnel-related costs, including stock-based compensation of $4.4 million, primarily due to an increase in headcount, a $0.8 million increase in professional and consulting fees for legal and accounting, and a $1.2 million increase in insurance.

Total Other Income (Loss), Net

Total “other income (loss), net” decreased by $0.6 million primarily due to a $0.5 million change in amortization and accretion of discounts on short-term investments.

Liquidity and Capital Resources

Sources of Liquidity

At March 31, 2021, we have funded our operations primarily through equity financings and have received net cash proceeds of approximately $156.3 million from the sale of our preferred stock and $292.0 million of net proceeds from the sale of common stock in our IPO.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our manufacturing, licensing and lease obligations described further below.

Funding Requirements

At March 31, 2021, our cash, cash equivalents and short-term investments were $337.0 million. We believe that our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through clinical development, seek regulatory approval and pursue commercialization of any approved product candidates. We expect that our research and development and general and administrative costs will increase in connection with our planned research activities. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. If we receive regulatory approval for our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(18,926)	$(10,543)
Net cash provided by investing activities	64,827	13,839
Net cash provided by financing activities	—	—
Effect of exchange rate changes on cash and cash equivalents	83	—
Net increase in cash and cash equivalents	$45,984	$3,296

Operating Activities

Net cash used in operating activities was $18.9 million for the three months ended March 31, 2021, reflecting a net loss of $30.9 million, partially offset by non-cash charges of $8.6 million. The non-cash charges primarily consist of stock compensation expense and amortization and accretion of discounts on short-term investments. The change in our net operating assets and liabilities of $3.4 million was primarily due to a decrease of $1.7 million in prepaid expenses and other current assets and an increase of $1.6 million in accounts payable, accrued expenses and amount due to related party.

Net cash used in operating activities was $10.5 million for the three months ended March 31, 2020, reflecting a net loss of $9.3 million and a net change of $1.8 million in our net operating assets, partially offset by non-cash charges of $0.6 million. The non-cash charges primarily consist of depreciation and amortization, accretion of investment discounts and stock compensation expense. The change in our net operating assets and liabilities was primarily due to a decrease of $1.5 million in accounts payable and accrued expenses, and an increase of $0.3 million for unbilled grants receivable, accrued interest and prepaid expenses and other current assets.

The $8.4 million increase in cash used in operating activities for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 is primarily due to an increase in research and development expenses and general and administrative expenses as a result of advancing the development of Viralym-M, ALVR106 and ALVR109 and operating as a public company, including increased personnel costs related to our increased headcount and our increased efforts towards identifying product candidates.

Investing Activities

Net cash provided by investing activities was $64.8 million for the three months ended March 31, 2021, which was primarily due to investment maturities of $95.0 million, partially offset by the purchase of investments of $30.1 million and the purchase of property and equipment of $0.1 million.

Net cash provided by investing activities was $13.8 million for the three months ended March 31, 2020, which was primarily due to investment maturities of $35.0 million, partially offset by the purchase of investments of $21.2 million.

Financing Activities

We had no financing activities for the three months ended March 31, 2021 and 2020.

Contractual Obligations

During the three months ended March 31, 2021, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Critical Accounting Policies and Significant Judgments and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of our unaudited interim condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our condensed financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. However, even though we believe we have used reasonable estimates and assumptions in preparing our interim condensed consolidated financial statements, the future effects of the COVID-19 pandemic on our results of operations, cash flows, and financial position are unclear. Our actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Recently Issued Accounting Pronouncements

A description of recent issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of May 2021, three vaccines for COVID-19 have been granted Emergency Use Authorization by the FDA in late 2020, and more are likely to be authorized in the coming months.  The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

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

•	establishing or making arrangements with third-party manufacturers or completing our own manufacturing facility for clinical and commercial manufacturing purposes;
•	developing manufacturing and distribution processes for our multi-VST-cell therapy product candidates;
•	manufacturing our product candidates at an acceptable cost;
•	attract, hire and retain qualified personnel;
•	launching commercial sales of our products, if approved by applicable regulatory authorities, whether alone or in collaboration with others;
•	acceptance of our products, if approved by applicable regulatory authorities, by patients and the medical community;
•	obtaining and maintaining coverage and adequate reimbursement by third-party payors, including government payors, for our products, if approved by applicable regulatory authorities;
•	effectively competing with other therapies;
•	protect our rights in our intellectual property portfolio;
•	maintaining a continued acceptable benefit/risk profile of the products following approval; and
•	maintaining and growing an organization of scientists and functional experts who can develop and commercialize our products and technology.

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

In addition, the clinical trial requirements of the FDA, EMA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates, such as our novel multi-VST-cell therapy, can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. There are currently no FDA- or EMA-approved cell-based therapies for the treatment of viral diseases, including those that our product candidates are designed to target. Moreover, our product candidates may not perform successfully in clinical trials or may be associated with adverse events.

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

The regulatory landscape that applies to gene and cell therapy product candidates is rigorous, complex, uncertain and subject to change. Our single- and multi-VST-cell therapy product candidates represent new therapeutic approaches that could result in heightened regulatory scrutiny, delays in clinical development or delays in or our ability to achieve regulatory approval, if at all, and commercialization or payor coverage and reimbursement of our product candidates, if approved.

Our future success is dependent on our single- and multi-VST-cell therapy approach. Because these programs, particularly our pipeline of allogeneic T-cell product candidates that are bioengineered from donors, represent a unique approach to immunotherapy for the treatment of virus-infected cells in order to restore T-cell immunity, developing and commercializing our product candidates subjects us to a number of challenges, including:

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

•	educating medical personnel regarding the potential side effect profile of each of our product candidates, particularly those that may be unique to our multi-VST-cell therapy product candidates;
•	understanding and addressing variability in the quality of a VST donor’s T-cells, which could ultimately affect our ability to manufacture product in a reliable and consistent manner;
•	developing processes for the safe administration of these products, including long-term follow-up and registries, for all patients who receive these product candidates;
•	manufacturing our product candidates to our specifications and in a timely manner to support our clinical trials and, if approved, commercialization;
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

We currently rely on CROs, other vendors and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and while we have agreements governing their committed activities, we have limited influence over their actual performance.

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

Success in preclinical studies and early clinical trials does not ensure that later clinical trials, including our Phase 3 pivotal and Phase 2 proof-of-concept clinical trials of Viralym-M, will generate adequate data to demonstrate the efficacy and safety of any of our product candidates. Likewise, a number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier preclinical studies or clinical trials. Despite the results reported in earlier preclinical studies or clinical trials for our product candidates, to date, results may not be replicated in subsequent trials, and we do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market Viralym-M, ALVR106, ALVR109 or any future product candidates we develop from our allogeneic T-cell immunotherapy platform. Additionally, certain of our clinical trial endpoints also may not be adequately powered in a particular subpopulation of our trial population. Additionally, all of our clinical trials to date have been open-label trials. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including David Hallal, our Chairman and Chief Executive, Vikas Sinha, our President and Chief Financial Officer, and Ann Leen, our Chief Scientific Officer. While we expect to engage in an orderly transition process as we integrate newly appointed officers and managers, we face a variety of risks and uncertainties relating to management transition, including diversion of management attention from business concerns, failure to retain other key personnel or loss of institutional knowledge. In addition, the loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development and harm our business. For example, Dr. Leen is a Professor at Baylor College of Medicine and is also a co-founder of Marker Therapeutics. There could be a diversion of attention with an increased focus on her other service obligations and such a loss of her services to us could result in delays of our product development and impact our operations. Additionally, some of our executive officers, directors and other personnel split their time between AlloVir and our affiliate, ElevateBio. For instance, David Hallal serves as Chief Executive Officer and Chairman of both AlloVir and ElevateBio, and Vikas Sinha serves as Chief Financial Officer of both AlloVir and ElevateBio. As a result, these individuals may not be able to devote their full attention to us, which could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. On March 17, 2021, our Board of Directors appointed Diana M. Brainard M.D., as the Company’s Chief Executive Officer and principal executive officer, effective May 17, 2021.

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

As of March 31, 2021, we had 74 employees. As our development and commercialization plans and strategies develop, and as we begin operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. In particular, we may need to add substantial additional personnel and other resources to support our development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses were $69.8 million and $23.8 million for the years ended December 31, 2020 and 2019, respectively. As of March 31, 2021, we had an accumulated deficit of $156.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

We had cash, cash equivalents and short-term investments of $337.0 million as of March 31, 2021. We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Any of our current or future license agreements may also be terminated if we are unable to meet the payment or other obligations under the agreements.

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 66% of our common stock as of March 31, 2021. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Risks Related to Manufacturing

We intend to develop an efficient and highly productive manufacturing supply chain for our allogeneic, off-the-shelf single- and multi-VST-cell therapies. Delays in process performance qualification to validate the drug product manufacturing process could delay regulatory approvals, our development plans and thereby limit our ability to generate revenues.

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

The process of manufacturing cellular therapies is susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing and distribution processes for any of our product candidates could result in reduced production yields, impact to key product quality attributes, and other supply disruptions. Product defects can also occur unexpectedly. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, these manufacturing facilities may need to be closed for an extended period of time to allow us to investigate and remedy the contamination. Because our multi-VST-cell therapy product candidates are manufactured from the blood of third-party donors, the process of manufacturing is susceptible to the availability of the third-party donor material. The process of developing products that can be commercialized may be particularly challenging, even if they otherwise prove to be safe and effective. The manufacture of these product candidates involves complex processes. Some of these processes require specialized equipment and highly skilled and trained personnel. The process of manufacturing these product candidates will be susceptible to additional risks, given the need to maintain aseptic conditions throughout the manufacturing process. Contamination with viruses or other pathogens in either the donor material or materials utilized in the manufacturing process or ingress of microbiological material at any point in the process may result in contaminated or unusable product. This type of contaminations could result in delays in the manufacture of products which could result in delays in the development of our product candidates. These contaminations could also increase the risk of adverse side effects. Furthermore, our allogeneic products ultimately consist of many individual cell lines, each with a different HLA profile. As a result, the selection and distribution of the appropriate cell line for therapeutic use in a patient requires close coordination between clinical operations, supply chain and quality assurance personnel.

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

We currently depend on a limited number of suppliers and, in some instances, a sole supplier, for some of the components and equipment necessary for the production of consumables, raw materials and starting materials used in the drug product manufacturing process. Specifically, we utilize single sourced suppliers for cell culture media, peptides, cytokines and drug product formulation buffers for the manufacturing of drug product. We cannot be sure that these suppliers will remain in business, or that they will not be purchased by one of our competitors or another company that decides not to continue producing these materials for us. Our use of a sole or a limited number of suppliers of raw materials, components and finished goods exposes us to several risks, including disruptions in supply, price increases, late deliveries and an inability to meet customer demand. There are, in general, relatively few alternative sources of supply for these components. These vendors may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. Establishing additional or replacement suppliers for these components could take a substantial amount of time and it may be difficult to establish replacement suppliers who meet regulatory requirements. If we are able to find a replacement supplier, the replacement supplier would need to be qualified and may require additional regulatory authority approval, which could result in further delay. For example, the FDA or EMA could require additional supplemental data, manufacturing data and comparability data up to and including clinical trial data if we rely upon a new supplier. Any disruption in supply from any supplier or manufacturing location, including on account of the COVID-19 pandemic, could lead to supply delays or interruptions which would damage our business, financial condition, results of operations and prospects.

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

We are currently manufacturing our Viralym-M and ALVR106 VSTs at an external cGMP CMO and ALVR109 at an academic cGMP facility, and we rely on a single contract testing laboratory for each drug product release test. We are also utilizing single sourced suppliers for cell culture media, peptides, cytokines and drug product formulation buffers for the manufacturing of drug product. We plan to qualify back up and redundant raw material suppliers and additional CMOs to increase manufacturing capacity. If any manufacturing facility, raw material or drug product in our manufacturing network, or the equipment in these facilities, is either damaged or destroyed, we may not be able to quickly or inexpensively replace our manufacturing capacity or replace it at all. Additionally, changes to the manufacturing process that occur in the transfer or setup of new manufacturing facilities could require that we conduct bridging studies before being able to proceed with either clinical or commercial manufacturing activities. In the event of a temporary or protracted loss of a facility or its equipment, we may not be able to transfer manufacturing to a third party in the time required to maintain supply. Even if we could transfer manufacturing to a third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with the necessary regulatory requirements or may require regulatory approval before selling any products manufactured at that facility. Such an event could delay our clinical studies or reduce our commercial product sales.

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

We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. We depend substantially on the exclusive license agreement with BCM for data and know-how, which we refer to as the BCM License, for our intellectual property, data and know-how. The BCM License imposes, and we expect that future license agreements will impose, various development, diligence, commercialization, and other obligations on us. This license may be terminated upon certain conditions. Any termination of this license could result in the loss of significant rights and could harm our ability to commercialize our product candidates. To the extent BCM fails to meet its obligations under the license, which we are not in control of, we may lose the benefits of the BCM License. In the future, we may also enter into additional license agreements that are material to the development of our product candidates.

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

We may desire to form strategic alliances, create joint ventures or collaborations, enter into licensing arrangements with third parties or acquire products or businesses, in each case that we believe will complement or augment our existing business. For instance, we have entered into the BCM License. These relationships or transactions, or those like them, may require us to incur nonrecurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, reduce the potential profitability of the products that are the subject of the relationship or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic alliances and transactions and the negotiation process is time-consuming and complex and there can be no assurance that we can enter into any of these transactions even if we desire to do so. Moreover, we may not be successful in our efforts to establish a strategic alliance or other alternative arrangements for any future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early a stage of development for collaborative effort and third parties may not view our product candidates and programs as having the requisite potential to demonstrate a positive risk profile. Any delays in entering into new strategic alliances agreements related to our product candidates could also delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

(a)	Issuer Purchases of Equity Securities

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

10.1

Executive Employment Agreement by and between AlloVir, Inc. and Diana Brainard, effective as of March 17, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 22, 2021).

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

Company Name

Date: May 6, 2021	By:	/s/ David Hallal
David Hallal
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 6, 2021	By:	/s/ Vikas Sinha
Vikas Sinha
President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)