Form 10-Q
period 2021-06-30
Allovir, Inc.
filed 2021-08-06
CIK 1754068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to __________________

Commission File Number: 001-39409

ALLOVIR, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-1971007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
139 Main Street, Suite 500 Cambridge, MA	02142
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 433-2605

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ALVR	The Nasdaq Global Select Market

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

As of July 30, 2021, the registrant had 65,117,971 shares of common stock, $0.0001 par value per share, outstanding.

i

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

•
Our business is highly dependent on our lead product candidate, posoleucel (previously referred to as Viralym-M) and we must complete clinical testing before we can seek regulatory approval and begin commercialization of any of our product candidates.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements, including but not limited to, statements about:

• the success, cost, timing and potential indications of our product development activities and clinical trials, including the ongoing and future clinical trials of posoleucel, ALVR106 and ALVR109;

• the timing of our planned Investigational New Drug (IND) submissions to the FDA for our product candidates, including ALVR109, ALVR107 and ALVR108;

• the timing of the initiation, enrollment and completion of planned clinical trials;

• our plans to research, develop and commercialize our product candidates, including posoleucel, ALVR106, ALVR109, ALVR107 and ALVR108;

• the timing of the initiation, completion and outcomes of our preclinical studies;

• the costs of development of any of our product candidates or clinical development programs and our ability to obtain funding for our operations, including funding necessary to complete the clinical trials of any of our product candidates;

• our ability to successfully manufacture and distribute posoleucel and ALVR106 or any other future product or product candidate, including under the Development and Manufacturing Services Agreement with ElevateBio BaseCamp, Inc.;

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

• our ability to successfully commercialize our product candidates, including posoleucel, ALVR106 and ALVR109;

• the rate and degree of market acceptance of our product candidates, including posoleucel, ALVR106 and ALVR109;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ALLOVIR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share amounts)	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$225,447	$122,661
Short-term investments	87,890	233,663
Accrued interest	409	450
Prepaid expenses and other current assets	2,299	4,543
Total current assets	316,045	361,317
Other assets	692	—
Property and equipment, net	1,215	812
Operating lease right-of-use assets	9,559	8,692
Total assets	$327,511	$370,821
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,202	$963
Accrued expenses	9,975	7,530
Operating lease liability, current	4,830	3,229
Amount due to related party	1,701	572
Total current liabilities	20,708	12,294
Operating lease liability, long term	4,334	5,463
Total liabilities	25,042	17,757
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized at June 30, 2021 and December 31, 2020, respectively; 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value: 150,000,000 shares authorized at June 30, 2021 and December 31, 2020, respectively; 65,106,873 shares issued at June 30, 2021 and December 31, 2020, respectively; and 62,792,043 and 61,931,255 shares outstanding at June 30, 2021 and December 31, 2020, respectively	7	7
Additional paid-in capital	496,101	478,272
Accumulated other comprehensive loss	(25)	(112)
Accumulated deficit	(193,614)	(125,103)
Total stockholders’ equity	302,469	353,064
Total liabilities and stockholders’ equity	$327,511	$370,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020
Operating expenses:
Research and development	25,677	8,885	46,070	15,724
General and administrative	11,978	3,268	22,448	6,269
Total operating expenses	37,655	12,153	68,518	21,993
Loss from operations	(37,655)	(12,153)	(68,518)	(21,993)
Total other income (loss), net:
Interest income	475	166	980	623
Other (loss) income, net	(408)	355	(973)	399
Net loss	$(37,588)	$(11,632)	$(68,511)	$(20,971)
Net loss per share — basic and diluted	$(0.60)	$(4.43)	$(1.10)	$(8.66)
Weighted-average common shares outstanding — basic and diluted	62,344,718	2,625,648	62,399,034	2,420,797
Comprehensive loss:
Net loss	$(37,588)	$(11,632)	$(68,511)	$(20,971)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(16)	(134)	26	42
Foreign currency translation adjustment	(22)	—	61	—
Total other comprehensive (loss) income	(38)	(134)	87	42
Comprehensive loss	$(37,626)	$(11,766)	$(68,424)	$(20,929)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

UNAUDITED

	Series B Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance at December 31, 2019	14,877,697	$120,923	44,520,653	$52,204	2,099,740	$—	$3,748	$68	$(55,319)	$(51,503)
Issuance of common stock, upon vesting of restricted stock	—	—	—	—	292,644	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	176	—	176
Stock-based compensation	—	—	—	—	—	—	646	—	—	646
Net loss	—	—	—	—	—	—	—	—	(9,339)	(9,339)
Balance at March 31, 2020	14,877,697	$120,923	44,520,653	$52,204	2,392,384	$—	$4,394	$244	$(64,658)	$(60,020)
Issuance of common stock, upon vesting of restricted stock	—	—	—	—	409,475	—	—	—	—	—
Unrealized loss available-for-sale securities	—	—	—	—	—	—	—	(134)	—	(134)
Stock-based compensation	—	—	—	—	—	—	492	—	—	492
Net loss	—	—	—	—	—	—	—	—	(11,632)	(11,632)
Balance at June 30, 2020	14,877,697	$120,923	44,520,653	$52,204	2,801,859	$—	$4,886	$110	$(76,290)	$(71,294)

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

UNAUDITED

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	61,931,255	$7	$478,272	$(112)	$(125,103)	$353,064
Stock-based compensation	—	—	8,103	—	—	8,103
Issuance of common stock, upon vesting of restricted stock	519,839	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	42	—	42
Foreign currency translation adjustment	—	—	—	83	—	83
Net loss	—	—	—	—	(30,923)	(30,923)
Balance at March 31, 2021	62,451,094	$7	$486,375	$13	$(156,026)	$330,369
Stock-based compensation	—	—	9,726	—	—	9,726
Issuance of common stock, upon vesting of restricted stock	340,949	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	(16)	—	(16)
Foreign currency translation adjustment	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(37,588)	(37,588)
Balance at June 30, 2021	62,792,043	$7	$496,101	$(25)	$(193,614)	$302,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(68,511)	$(20,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51	37
Non-cash lease expense	210	—
Amortization and accretion of discounts on short-term investments	897	7
Stock compensation expense	17,829	1,138
Changes in operating assets and liabilities:
Unbilled grant receivables	—	(56)
Accrued interest	41	204
Prepaid expenses and other current assets	1,638	(1,749)
Other assets	(692)	—
Accounts payable, accrued expenses and amount due to related party	6,723	(271)
Net cash used in operating activities	(41,814)	(21,661)
Cash flows from investing activities
Purchase of property and equipment	(363)	—
Purchase of short-term investments	(30,098)	(26,156)
Maturities of short-term investments	175,000	65,000
Net cash provided by investing activities	144,539	38,844
Cash flows from financing activities
Net cash provided by financing activities	—	—
Effect of exchange rate changes on cash and cash equivalents	61	—
Net increase in cash and cash equivalents	102,786	17,183
Cash and cash equivalents at beginning of period	122,661	61,084
Cash and cash equivalents at end of period	$225,447	$78,627
Non-cash investing and financing activities
Unrealized gain on available-for-sale securities	$26	$42
Right-of-use assets obtained in exchange for operating lease liability	$3,089	$—
Purchase of property and equipment included in accounts payable and accrued expenses	$91	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. Nature of the Business

AlloVir, Inc. (“AlloVir” or “the Company”, formerly known as ViraCyte, Inc.) is a leading late clinical-stage cell therapy company developing highly innovative allogeneic T-cell therapies to treat and prevent devastating viral diseases. The Company’s innovative and proprietary virus-specific T-cell, or VST, therapy platform allows AlloVir to generate off-the-shelf VSTs designed to restore immunity in patients with T-cell deficiencies who are at risk from the life-threatening consequences of viral diseases. There is an urgent medical need for therapies to treat a large number of patients suffering from viral diseases who currently have limited or no treatment options. To date, the Company has generated five innovative, allogeneic, off-the-shelf VST therapy candidates targeting 12 different devastating viruses. The most advanced is posoleucel (previously referred to as Viralym-M), for which the Company has an ongoing pivotal trial for the treatment of virus-associated hemorrhagic cystitis and ongoing proof-of-concept, or POC, clinical trials for multi-virus prevention in HSCT and BKV in kidney transplant.

The Company’s lead product candidate, posoleucel, is a multi-VST-cell therapy that targets six viruses: BK virus, JC virus, cytomegalovirus, adenovirus, Epstein-Barr virus and human herpesvirus 6. To fully explore the clinical benefit of posoleucel, the Company plans to initiate an additional two Phase 3 pivotal and one Phase 2 proof-of-concept trials by the end of 2021 for the treatment and prevention of life-threatening viral diseases in pediatric and/or adult patients, each representing a potential meaningful commercial opportunity. In addition, ALVR106 is the Company’s second multi-virus-targeted off-the-shelf VST product candidate targeting devastating respiratory diseases caused by respiratory syncytial virus, or RSV, influenza, parainfluenza virus, or PIV, and human metapneumovirus, or hMPV. An Investigational New Drug, or IND, application with the FDA for ALVR106 was cleared in the fourth quarter of 2020 and the Company plans to initiate a Phase 1/2 clinical study in autologous and allogeneic HSCT patients with respiratory viral diseases in the second half of 2021. Pursuant to the sponsored research agreement with Baylor College of Medicine (“BCM”), BCM initiated a proof-of-concept trial for ALVR109, an allogeneic, off-the-shelf VST therapy designed to target SARS-CoV-2, the virus that causes the severe and life-threatening viral disease, COVID-19. ALVR109 is being developed to arrest the progression of COVID-19 by eradicating SARS-CoV-2 virus-infected cells. BCM initiated the POC clinical trial in the fourth quarter of 2020 and the trial is ongoing. With efficacy of available vaccine and therapies to prevent serious disease, we do not see a role for our COVID-19 therapy in a broad population. However, depending on the evolution of the SARS-CoV-2 virus, there may be a future role to treat immunocompromised patients who aren’t adequately served by available vaccines and therapies. We’re monitoring the evolution of the SARS-CoV-2 virus and the COVID-19 pandemic to guide the next steps for this program. Lastly, the Company is advancing ALVR107 designed to target hepatitis B, or HBV, infected cells and treat chronic HBV infections and ALVR108 to treat human herpesvirus-8, or HHV-8, associated diseases including Kaposi Sarcoma, or KS, primary effusion lymphoma, or PEL, and multicentric Castleman’s disease, or MCD. The Company plans to complete pre-clinical IND enabling studies for ALVR107 and ALVR108 in the second half of 2021.

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

ElevateBio, LLC

On September 17, 2018, the Company executed a Series A2 Preferred Stock Purchase Agreement (“Series A2 Agreement”) with ElevateBio, LLC, a Delaware LLC (“ElevateBio”) concurrent with the LLC Conversion. ElevateBio was formed on November 29, 2017 and is headquartered in Cambridge, Massachusetts with a focus on the development of a portfolio of novel cell therapy programs acquired through business development activities with biotechnology companies. ElevateBio is structured as a holding company, comprised of asset-specific subsidiaries focused on the development of pipeline assets, as well as a manufacturing subsidiary with the expertise to provide drug development and manufacturing services. As a result of the purchase of the Company’s Series A2 Preferred Stock, ElevateBio acquired an ownership interest in the Company. The Chief Executive Officer, Chief Financial Officer, and other executives of ElevateBio have previously or currently serve in similar management roles with AlloVir. In May 2021, Diana M. Brainard M.D., succeeded David Hallal, ElevateBio's Chief Executive Officer, as the Company’s Chief Executive Officer and principal executive officer.

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Through June 30, 2021, the Company has funded its operations primarily with proceeds received from the sale of common stock, research grants, and from the sale of preferred stock. The Company has incurred recurring losses since its inception, including net losses attributable to common stockholders of $37.6 million and $11.6 million for the three months ended June 30, 2021 and 2020, respectively, and $68.5 million and $21.0 million for the six months ended June 30, 2021 and 2020, respectively. In addition, at June 30, 2021, the Company had an accumulated deficit of $193.6 million. The Company expects to continue to generate operating losses for the foreseeable future.

The Company believes that its $225.4 million of cash and cash equivalents and $87.9 million of short-term investments held at June 30, 2021, are sufficient to fund planned operations for at least twelve months from the date that these condensed consolidated financial statements are available to be issued.

COVID-19 Considerations

The development of product candidates could be disrupted and materially adversely affected in the future by a pandemic, epidemic or outbreak of an infectious disease, such as the recent COVID-19 pandemic. The spread of COVID-19 has impacted the global economy and has impacted the Company’s operations, including the interruption of preclinical and clinical trial activities and potential interruption to the Company’s supply chain. For example, the COVID-19 pandemic has delayed clinical trials. If the disruption due to the COVID-19 pandemic continues, planned pivotal clinical trials also could be delayed due to government orders and site policies on account of the pandemic, and some patients may be unwilling or unable to travel to study sites, enroll in trials or be unable to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay the Company’s ability to conduct preclinical studies and clinical trials or release clinical trial results and could delay the Company’s ability to obtain regulatory approval and commercialize product candidates. Furthermore, COVID-19 could affect the Company’s employees or the employees of research sites and service providers on whom the Company relies on as well as those of companies with which the Company does business, including suppliers and contract manufacturing organizations or CMOs, thereby disrupting business operations. Quarantines and travel restrictions imposed by governments in the jurisdictions in which the Company and the companies with which it does business operate could materially impact the ability of employees to access preclinical and clinical sites, laboratories, manufacturing sites and offices. For the health and safety of our employees, the Company has implemented work-at-home policies and we have generally restricted on site staff to only those employees who are fully vaccinated or essential to the development and research of product candidates; accordingly, the Company may experience limitations in employee resources. The outbreak and any other preventative or protective actions that the Company, its suppliers or other third parties with which it has business relationships, or governments may take in respect of the COVID-19 pandemic, could disrupt, delay or otherwise adversely impact the business.

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

Interim Financial Information

The accompanying condensed consolidated balance sheet at June 30, 2021, and the condensed consolidated statements of operations and comprehensive loss, statements of convertible preferred stock and changes in stockholders’ equity (deficit) for the three and six months ended June 30, 2021 and 2020 and condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position at June 30, 2021 and the results of its operations for the three and six months ended June 30, 2021 and 2020 and its cash flows for the six months ended June 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2021 and 2020 are also unaudited. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021 or for any other subsequent interim period.

Cloud Computing Arrangements

The Company capitalizes certain implementation costs for internal-use software incurred in a cloud computing agreement that is a service contract. Eligible costs associated with cloud computing arrangements, such as the implementation costs incurred to develop of obtain software business applications used in the normal course of business, are capitalized in accordance with ASC 350. Capitalization ceases at the point the software is substantially complete and ready for its intended use, and after all substantial testing is completed. Amortization is recorded on a straight-line basis over the expected useful life of three years of the internal-use software cost in the same line item in the statement of operations and comprehensive loss as the expense for fees for the associated cloud computing arrangement. No amortization expense associated with the Company's cloud computing arrangements has been recognized during the three and six months ended June 30, 2021.

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

3. Short-Term Investments

The following tables summarize the amortized cost and estimated fair value of the Company’s marketable securities, which are considered to be available-for-sale investments and were included in short-term investments on the condensed consolidated balance sheets:

	June 30, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government treasury securities	$87,887	$3	$-	$87,890
Totals	$87,887	$3	$-	$87,890

	December 31, 2020
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government treasury securities	$233,687	$-	$(24)	$233,663
Totals	$233,687	$-	$(24)	$233,663

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the tables above. At June 30, 2021 and December 31, 2020, all investments had contractual maturities within one year.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$192,431	$-	$-	$192,431
Totals	$192,431	$-	$-	$192,431
Short-term investments:
U.S. government treasury securities	$87,890	$-	$-	$87,890
Totals	$87,890	$-	$-	$87,890

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$55,505	$-	$-	$55,505
U.S. government treasury securities	39,998	-	-	39,998
Totals	$95,503	$-	$-	$95,503
Short-term investments:
U.S. government treasury securities	$233,663	$-	$-	$233,663
Totals	$233,663	$-	$-	$233,663

During the six months ended June 30, 2021 and the year ended December 31, 2020, there were no transfers between levels. The Company classifies its money market fund and U.S. government treasury securities as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices in active markets without any valuation adjustment.

The carrying amounts of prepaid expenses and other current assets, accounts payable, amount due to related party and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

5. Leases

Short-term leases

The Company leases an office space in Houston, Texas under an operating lease that expires in March 2022. The Company also sub-leases, on a month-to-month basis, a portion of ElevateBio's office space in Cambridge, Massachusetts. During the three months ended June 30, 2021 and 2020, total short-term lease expense recognized was $0.1 million (of which approximately $16 thousand relates to non-lease costs, such as utilities and cleaning), and $0.1 million (of which approximately $13 thousand relates to non-lease costs such as utilities and cleaning), respectively. During the six months ended June 30, 2021 and 2020, total short-term lease expense recognized was $0.2 million (of which approximately $33 thousand relates to non-lease costs, such as utilities and cleaning), and $0.2 million (of which approximately $28 thousand relates to non-lease costs such as utilities and cleaning), respectively.

In April 2021, the Company entered into a Statement of Work (“SOW”) with a third-party supplier under the Development and Manufacturing Services Agreement (“DMS Agreement”) made effective in July 2019. This SOW is to lease a dedicated manufacturing suite for the manufacture of AlloVir’s products at the facility. On July 30, 2021, the Company has provided a notification to reduce capacity to the third-party supplier which terminates this lease agreement on February 5, 2022. No expense has been recognized in relation to this SOW during the three and six months ended June 30, 2021.

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

In March 2019, the Company entered into an interim services agreement which ultimately led to a DMS Agreement with a third-party supplier in July 2019. The DMS Agreement specifies a dedicated manufacturing suite for the manufacture of AlloVir’s products at the facility. The DMS Agreement will expire upon the later of: 1) two years from the Effective Date, or July 2021, and 2) the completion of services under all SOWs. The term may be extended by agreement of the parties for additional two-year periods upon written notice to the supplier at least 30 days prior to expiration of the then-current term. The DMS Agreement (or any individual SOW) may be terminated earlier by AlloVir at any time by providing 190 days’ notice. The Company estimates that the exercise of one of the two-year renewal options is reasonably certain to occur, and that early termination is not reasonably certain to occur, providing for a total estimated lease term of 4.25 years expiring in July 2023. In March 2019, at the inception of this lease, the Company recorded a ROU asset and lease liability of $6.9 million. In September 2019, the Company executed a SOW for another dedicated manufacturing suite under the DMS Agreement with substantially the same terms as the original SOW. The SOW calls for a fixed monthly payment through July 2023, with additional two-year renewal options. The use of this manufacturing suite qualifies as a lease under ASC 842, as it includes an identified asset for exclusive use by the Company at its direction.

In May 2020, the Company entered into a new Development and Manufacturing Services Agreement (“2020 DMS Agreement”) with ElevateBio BaseCamp, Inc. and signed a SOW in November 2020. The 2020 DMS Agreement and related SOW contained an embedded lease for a dedicated manufacturing suite for the manufacture of AlloVir’s products at the facility because the Company directs how and for what purpose the suite is used for and obtains substantially all of the economic benefit of the suite. In exchange for this dedicated manufacturing suite, AlloVir will pay the supplier a monthly fixed suite utilization fee, and other related fixed costs, totaling $3.2 million over the two-year lease term (one year lease with a one-year renewal option), that covers costs associated with reserving capacity for AlloVir, as well as cleaning services, utilities, handling and maintenance of the manufacturing suite. The Company estimates that the exercise of the one-year renewal option is reasonably certain to occur, and the Company is reasonably certain that it will not exercise its early termination right, providing for a total estimated lease term of two years expiring in January 2023. As part of the arrangement, there were also variable costs for materials, non-fixed batch payments, storage, knowledge and tech transfer and other common area maintenance fees that were not included in the measurement of the lease. The lease of the facility was determined to be classified as an operating lease and commenced in February 2021, the point at which the new facility area was substantially complete and available for use by the Company. Accordingly, at inception, the Company recorded a ROU asset of $3.1 million and a lease liability of $2.5 million. The Company prepaid $0.6 million of the suite utilization fee, which was reclassified from prepaid expense to the ROU asset upon lease commencement.

Maturities of operating lease liabilities at June 30, 2021 are as follows (in thousands):

2021 (remaining 6 months)	$2,880
2022	4,560
2023	2,175
Total lease payments	9,615
Less: interest (3.40% - 5.75%)	(451)
Total lease liability	$9,164
Lease liability – current	$4,830
Lease liability – long-term	$4,334

Total lease costs were $1.3 million and $0.9 million for the three months ended June 30, 2021 and 2020, respectively, and $2.5 million and approximately $1.8 million for the six months ended June 30, 2021 and 2020, respectively. Cash paid for operating leases was $1.1 million and $0.9 million for the three months ended June 30, 2021 and 2020, respectively, and $2.3 million and $1.8 million for the six months ended June 30, 2021 and 2020, respectively. The Company’s total variable non-lease costs, such as materials, batch payments, storage, knowledge and tech transfer, and other common area maintenance fees, related to the operating leases was $2.2 million and $1.6 million for the three months ended June 30, 2021 and 2020, respectively, and $3.8 million and $2.7 million for the six months ended June 30, 2021 and 2020, respectively. The weighted average remaining lease term is 1.95 years at June 30, 2021. The weighted average discount rate is 4.76% at June 30, 2021.

6. Accrued Expenses

Accrued expenses consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Employee compensation and benefits	$2,689	$3,314
Professional fees	1,156	696
Research and development	5,971	3,347
Other	159	173
Total accrued expenses	$9,975	$7,530

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

Collectively under the agreements above and for services provided by BCM the Company paid $1.2 million and $0.5 million during the three months ended June 30, 2021 and 2020, respectively, and $2.1 million and $0.8 million during the six months ended June 30, 2021 and 2020, respectively. These costs are classified in research and development expense in the condensed consolidated statements of operations and comprehensive loss. The Company has also triggered three milestone events during the six months ended June 30, 2021 and has accounted for $0.2 million in accrued milestone expenses which are classified under accrued expenses in the condensed consolidated balance sheet.

CPRIT Grant

In August 2017, the Company was awarded a $9.0 million grant (the “CPRIT Grant”) from the Cancer Research and Prevention Institute of Texas (“CPRIT”) to perform a phase IIB clinical trial to establish the safety and effectiveness of posoleucel, in adults and children with a common, very severe virus infection (BK Virus) after stem cell transplant. The grant period was three years beginning September 1, 2017 through August 31, 2020. This grant had a matching requirement where the Company was obligated to match 50% of the grant funds used on the project. In addition, the grant included other compliance requirements including the obligation for the Company to operate with a principal place of business in Texas. There were no costs incurred to obtain or fulfill the contract. In November 2019, the Company provided CPRIT with written notice of its intent to terminate the grant. In December 2019, the Company returned $2.6 million of grant funds received, including interest relating to these funds in the amount of $0.1 million, and decreased its deferred revenue balance to zero. The Company received acknowledgment of the termination from CPRIT in January 2020. The CPRIT Grant also required that the Company grant CPRIT a non-commercial license to technology developed under the grant and pay CPRIT a share of revenue on sales of commercial products developed using CPRIT funds equal to low single digits of revenue until such time as CPRIT has been paid an aggregate amount equal to 400% of the grant award proceeds. No royalty payments were made under this license agreement during the six months ended June 30, 2021 and 2020, respectively.

8. Funding Arrangements

SBIR Grant

In June 2017, the Company was awarded a Small Business Innovation Research (“SBIR”) grant by the National Institute of Health (“NIH”) in the amount of $3.0 million. This grant was effective from September 15, 2017 to June 30, 2020 and in April 2020, the Company received an extension through June 30, 2021. The grant was funded on an ongoing basis based on periodic reports of qualifying expenditures reported by the Company to NIH. Under this grant, the Company received proceeds of $0 and $0.3 million during the three and six months ended June 30, 2021 and 2020, respectively. The Company recognized income of $0 and approximately $0.4 million on expenses incurred during the three and six months ended June 30, 2021 and 2020, respectively. At December 31, 2020, the Company had received the full amount awarded under the SBIR grant. The grant was not extended past June 30, 2021 and the Company has notified the NIH of grant completion in July 2021.

The SBIR grant does not fall within the scope of ASC 606 as NIH does not meet the definition of a customer, and the grant from NIH was given for the benefit of public health rather than for monetary compensation. Accordingly, funding received under this grant is recognized in “Other income (loss), net” in the condensed consolidated statements of operations and comprehensive loss.

9. Stockholder’s Equity

On August 3, 2020, in connection with the closing of the Company’s IPO, the Company filed its amended and restated certificate of incorporation, which authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.0001 par value per share. There were no shares of preferred stock issued or outstanding at June 30, 2021 and December 31, 2020.

At June 30, 2021 and December 31, 2020, the Company’s amended and restated certificate of incorporation authorized the Company to issue 150,000,000 shares of common stock at a par value of $0.0001 per share. In conjunction with the Company's IPO closing on August 3, 2020, the Company issued and sold 18,687,500 shares of its common stock, including 2,437,500 shares pursuant to the full exercise of the underwriters' option to purchase additional shares, at a public offering price of $17.00 per share, for aggregate net proceeds of $292.0 million after deducting underwriting discounts and commissions and offering costs. In connection with the Company’s IPO, all outstanding shares of preferred stock converted into 39,859,139 shares of common stock.

The Company has reserved shares of common stock for issuance as follows:

	June 30, 2021	December 31, 2020
Unvested restricted stock	3,502,002	3,410,979
Options to purchase common stock	6,097,072	3,972,909
Stock available for grant under the 2020 Stock Option and Grant Plan	4,065,178	3,895,961
Total	13,664,252	11,279,849

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

At June 30, 2021, the Company had granted 6,715,415 shares of common stock under the 2018 Plan, including an aggregate of 98,643 shares of common stock issuable upon the exercise of outstanding options under the 2018 Plan. Of the awards granted, 10,152 have been forfeited or cancelled during the three and six months ended June 30, 2021. No shares remained available for future issuance under the 2018 Plan. Any options or awards outstanding under the 2018 Plan remain outstanding and effective.

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

At June 30, 2021, there were an aggregate of 5,998,429 shares of common stock issuable upon the exercise of outstanding options under the 2020 Plan and 1,240,495 shares of restricted common stock granted under the 2020 Plan. Additionally, there were an aggregate of 4,065,178 shares reserved for future issuance under the 2020 Plan.

Restricted Common Stock

The following table summarizes restricted common stock activity for the six months ended June 30, 2021:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2021	3,410,979	$3.55
Granted	989,488	35.62
Forfeited	(37,677)	22.46
Vested	(860,788)	1.83
Unvested at June 30, 2021	3,502,002	$12.83

  At June 30, 2021, there was $39.6 million of unrecognized stock-based compensation cost related to the restricted stock, which is expected to be recognized over a weighted average period of 3.36 years.

Stock Options

The following table summarizes stock option activity (in thousands, except share and per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2021	3,972,909	$17.84	9.6	$81,822
Granted	2,158,388	33.73	—	—
Exercised	—	—	—	—
Forfeited	(34,225)	29.43	—	53
Options outstanding at June 30, 2021	6,097,072	$23.40	9.3	$11,256
Options vested and exercisable at June 30, 2021	184,361	$14.37	9.0	$990

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period.

The weighted-average grant date fair value of the Company’s stock options granted during the six months ended June 30, 2021 was $25.79. At June 30, 2021, there was $90.4 million of unrecognized stock-based compensation expense related to unvested stock options, which is being recognized over a period of 3.29 years.

The fair value was estimated on the date of grant using the Black Scholes option-pricing model, with the following weighted-average assumptions:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Expected term (in years)	6.00	6.05
Expected volatility	94.73%	95.06%
Risk-free interest rate	1.07%	0.83%
Expected dividend yield	—	—
Fair value of common stock	$23.28	$33.73

Stock-Based Compensation Expense

Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Research and development	$3,953	$94	$7,264	$308
General and administrative	5,773	398	10,565	830
Total stock-based compensation expense	$9,726	$492	$17,829	$1,138

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

11. Income Taxes

The Company’s income tax provision is computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit. For the three and six months ended June 30, 2021 and 2020, the Company did not record a current or deferred income tax expense or benefit due to current and historical losses incurred by the Company. The Company’s losses before income taxes consist solely of losses from domestic operations.

The Company’s estimate of the realizability of the deferred tax asset is dependent on estimates of projected future levels of taxable income. In analyzing future taxable income levels, the Company considered all evidence currently available, both positive and negative.

12. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Numerator:
Net loss – basic and diluted	$(37,588)	$(11,632)	$(68,511)	$(20,971)
Denominator:
Weighted-average common shares outstanding – basic and diluted	62,344,718	2,625,648	62,399,034	2,420,797
Net loss per share – basic and diluted	$(0.60)	$(4.43)	$(1.10)	$(8.66)

Based on the amounts outstanding at June 30, 2021 and 2020, the Company excluded the following potential shares of common stock from the computation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2021 and 2020, because including them would have had an anti-dilutive effect. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

	June 30,
	2021	2020
Series A2 Preferred Stock	—	20,000,000
Series A3 Preferred Stock	—	22,453,987
Series A4 Preferred Stock	—	2,066,666
Series B Preferred Stock	—	14,877,697
Options to purchase common stock	6,097,072	98,643
Unvested restricted stock	3,502,002	3,758,335

13. Related Party Transactions

The Company entered into an agreement with ElevateBio that provides for ongoing services to the Company in areas such as accounting operations, public relations, information technology, human resources and administration management, finance and risk management, marketing services, facilities, procurement and travel and corporate development and strategy (the “Shared Services Agreement”). The Company was billed quarterly for such services at cost, with mark-up for profit on specific services, but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the associates providing the services. The Company also subleases office space, which includes payment for common area charges. The Company also has a SOW to receive manufacturing and project management consulting services from ElevateBio. The Company incurred $1.4 million and $1.4 million during the three months ended June 30, 2021 and 2020, respectively, and $3.6 million and $2.5 million of expenses during the six months ended June 30, 2021 and 2020, respectively, related to services provided to the Company by ElevateBio and affiliates. The Company owed ElevateBio $1.7 million and $0.6 million at June 30, 2021 and December 31, 2020, respectively, which is recorded in “Amount due to related party” on the condensed consolidated balance sheets.

Members of the Company’s management received a total of $0.1 million and $0.1 million in consulting fees during the three months ended June 30, 2021 and 2020 and $0.3 million and $0.4 million during the six months ended June 30, 2021 and 2020, respectively.

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

Overview

We are a leading late clinical-stage cell therapy company developing highly innovative allogeneic T-cell therapies to treat and prevent devastating viral diseases. Our innovative and proprietary virus-specific T-cell, or VST, therapy platform allows us to generate off-the-shelf VSTs designed to restore immunity in patients with T-cell deficiencies who are at risk from the life-threatening consequences of viral diseases. There is an urgent medical need for therapies to treat a large number of patients suffering from viral diseases who currently have limited or no treatment options. To date, we have generated five innovative, allogeneic, off-the-shelf VST therapy candidates targeting 12 different devastating viruses. The most advanced is posoleucel (previously referred to as Viralym-M) for which we have an ongoing pivotal trial for the treatment of virus-associated hemorrhagic cystitis and ongoing POC clinical trials for multi-virus prevention in HSCT and BKV in kidney transplant.

As an ElevateBio, LLC, or ElevateBio, affiliate, we are able to leverage ElevateBio’s expertise to rapidly and efficiently manufacture VST therapies for clinical trials and commercialization. Our lead product candidate, posoleucel, is a multi-VST-cell therapy that targets six viruses: BK virus, JC virus, cytomegalovirus, adenovirus, Epstein-Barr virus and human herpesvirus 6. To fully explore the clinical benefit of posoleucel, we have plans to initiate an additional two Phase 3 pivotal and one Phase 2 proof-of-concept trials by the end of 2021 for the treatment and prevention of life-threatening viral diseases in pediatric and/or adult patients, each representing a potential meaningful commercial opportunity. In addition, ALVR106 is our second multi-virus-targeted off-the-shelf VST product candidate targeting devastating respiratory diseases caused by respiratory syncytial virus, or RSV, influenza, parainfluenza virus, or PIV, and human metapneumovirus, or hMPV. An Investigational New Drug, or IND, application with the FDA for ALVR106 was cleared in the fourth quarter of 2020 and we plan to initiate a Phase 1/2 clinical study in autologous and allogeneic HSCT patients with respiratory viral diseases in the second half of 2021. Pursuant to the sponsored research agreement with Baylor College of Medicine (“BCM”), BCM initiated a proof-of-concept trial for ALVR109, an allogeneic, off-the-shelf VST therapy designed to target SARS-CoV-2, the virus that causes the severe and life-threatening viral disease, COVID-19. ALVR109 is being developed to arrest the progression of COVID-19 by eradicating SARS-CoV-2 virus-infected cells. BCM initiated the POC clinical trial in the fourth quarter of 2020 and the trial is ongoing. With efficacy of available vaccine and therapies to prevent serious disease, we do not see a role for our COVID-19 therapy in a broad population. However, depending on the evolution of the SARS-CoV-2 virus, there may be a future role to treat immunocompromised patients who aren’t adequately served by available vaccines and therapies. We’re monitoring the evolution of the SARS-CoV-2 virus and the COVID-19 pandemic to guide the next steps for this program. Lastly, we are advancing ALVR107 designed to target hepatitis B, or HBV, infected cells and treat chronic HBV infections and ALVR108 to treat human herpesvirus-8, or HHV-8, associated diseases including Kaposi Sarcoma, or KS, primary effusion lymphoma, or PEL, and multicentric Castleman’s disease, or MCD. We plan to complete pre-clinical IND enabling studies for ALVR107 and ALVR108 in the second half of 2021. We own worldwide development and commercialization rights to our cell therapies.

Since inception, we have devoted substantially all of our resources on raising capital, organizing and staffing our company, business planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing posoleucel, ALVR106, ALVR109 and other product candidates and preparing for clinical trials and establishing arrangements with third parties for the manufacture of our product candidates and component materials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. On August 3, 2020, we completed an initial public offering, or “IPO,” of our common stock and issued and sold 18,687,500 shares of our common stock at a public offering price of $17.00 per share, resulting in net proceeds of $292.0 million after deducting underwriting discounts and commissions and offering costs. Prior to our IPO, we have funded our operations to date primarily through equity financings and have received proceeds of $156.3 million, net of issuance costs of $0.6 million, from the sale of our preferred stock.

We have incurred significant operating losses since inception, including net losses of $37.6 million and $68.5 million for the three and six months ended June 30, 2021, respectively. At June 30, 2021 we had an accumulated deficit of $193.6 million.

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

At June 30, 2021, we had cash, cash equivalents and short-term investments of $313.3 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

The development of our product candidates could be disrupted and materially adversely affected in the future by a pandemic, epidemic or outbreak of an infectious disease, such as the recent COVID-19 pandemic. The spread of COVID-19 has impacted the global economy and has impacted our operations, including the interruption of our preclinical and clinical trial activities and potential interruption to our supply chain. For example, the COVID-19 pandemic has delayed clinical trials. If the disruption due to the COVID-19 pandemic continues, our planned pivotal clinical trials also could be delayed due to government orders and site policies on account of the pandemic, and some patients may be unwilling or unable to travel to study sites, enroll in our trials or be unable to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay our ability to conduct preclinical studies and clinical trials or release clinical trial results and could delay our ability to obtain regulatory approval and commercialize our product candidates. Furthermore, COVID-19 could affect our employees or the employees of research sites and service providers on whom we rely, including contract research organizations, or CROs, as well as those of companies with which we do business, including our suppliers and contract manufacturing organizations, or CMOs, thereby disrupting our business operations. Quarantines and travel restrictions imposed by governments in the jurisdictions in which we and the companies with which we do business operate could materially impact the ability of employees to access preclinical and clinical sites, laboratories, manufacturing sites and offices. For the health and safety of our employees, the Company has implemented work-at-home policies and we have generally restricted on site staff to only those employees who are fully vaccinated or essential to the development and research of product candidates; accordingly, we may experience limitations in employee resources. The outbreak and any other preventative or protective actions that we, our suppliers or other third parties with which we have business relationships, or governments may take in respect of the COVID-19 pandemic, could disrupt, delay, or otherwise adversely impact our business.

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

Relationship with ElevateBio

On September 17, 2018, we entered into a Series A2 Preferred Stock Purchase Agreement, or the Series A2 Agreement, with ElevateBio. ElevateBio was formed in November 2017 and is headquartered in Cambridge, Massachusetts, with a focus on the development of a portfolio of novel cell therapy programs acquired through business development activities with biotechnology companies. ElevateBio is structured as a holding company, comprised of asset-specific subsidiaries focused on the development of the pipeline assets, as well as a manufacturing subsidiary with the expertise to provide drug development and manufacturing services. As a result of ElevateBio’s purchase of our Series A2 Preferred Stock, which converted to common stock upon completion of our IPO, ElevateBio acquired an ownership interest to our unaudited condensed consolidated financial statements appearing elsewhere in this Form 10-Q. The Chief Executive Officer, Chief Financial Officer, and other executives of ElevateBio currently serve in similar management roles with us. In May 2021, Diana M. Brainard M.D., succeeded David Hallal, ElevateBio’s Chief Executive Officer, as the Company’s Chief Executive Officer and principal executive officer. Mr. Hallal became the Executive Chairman of the Company and continues to be a member of the Company's board of directors.

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

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Operating expenses:
Research and development	$25,677	$8,885	$16,792
General and administrative	11,978	3,268	8,710
Total operating expenses	37,655	12,153	25,502
Loss from operations	(37,655)	(12,153)	(25,502)
Total other income (loss), net:
Interest income	475	166	309
Other income (loss), net	(408)	355	(763)
Net loss	$(37,588)	$(11,632)	$(25,956)

Research and Development Expenses

The following table summarizes our research and development costs for each of the periods presented (in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Direct research and development expenses by program:
posoleucel	$9,189	$4,080	$5,109
ALVR106	2,067	1,519	548
ALVR109	1,029	—	1,029
Discovery	750	10	740
Unallocated research and development expenses:
Personnel expenses (including stock-based compensation)	11,778	3,139	8,639
Other expenses	864	137	727
Total research and development expenses	$25,677	$8,885	$16,792

Research and development expenses were $25.7 million for the three months ended June 30, 2021, compared to $8.9 million for the three months ended June 30, 2020. The increase of $16.8 million was primarily due to:

•
a $5.1 million increase in costs related to the development of posoleucel, our most advanced product candidate, primarily due to an increase in costs related to the outsourcing of manufacturing of $2.3 million and the development of clinical trials of $2.8 million;
•
a $0.5 million increase in costs related to the development of ALVR106, primarily due to an increase in costs related to the outsourcing of manufacturing of $0.5 million;
•
a $1.0 million increase in costs related to the development of ALVR109, primarily due to increased costs related to COVID-19 clinical trials;
•
a $8.6 million increase in personnel-related costs consisting of $3.9 million in stock-based compensation expense, $3.8 million in payroll related costs, and $0.9 million in bonuses, all primarily due to an increase in employee headcount; and
•
a $0.7 million increase in other research and development expenses, including facilities, rent, recruiting, and equipment driven by an increase in headcount.

General and Administrative Expenses

General and administrative expenses were $12.0 million for the three months ended June 30, 2021, compared to $3.3 million for the three months ended June 30, 2020. The increase of $8.7 million consisted of an increase of $6.9 million in payroll and personnel-related costs, including stock-based compensation of $5.4 million, primarily due to an increase in headcount, a $0.3 million increase in professional and consulting fees for legal and accounting, and a $1.2 million increase in insurance.

Total Other Income (Loss), Net

Total “other income (loss), net” decreased by $0.5 million primarily due to a $0.4 million change in amortization and accretion of discounts on short-term investments.

Comparison of the six months ended June 30, 2021 and 2020

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Operating expenses:
Research and development	46,070	15,724	30,346
General and administrative	22,448	6,269	16,179
Total operating expenses	68,518	21,993	46,525
Loss from operations	(68,518)	(21,993)	(46,525)
Total other income, net:
Interest income	980	623	357
Other income, net	(973)	399	(1,372)
Net loss	$(68,511)	$(20,971)	$(47,540)

Research and Development Expenses

The following table summarizes our research and development costs for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Direct research and development expenses by program:
posoleucel	$15,623	$6,170	$9,453
ALVR106	4,411	2,992	1,419
ALVR109	2,031	—	2,031
Discovery	1,040	314	726
Unallocated research and development expenses:
Personnel expenses (including stock-based compensation)	21,181	5,915	15,266
Other expenses	1,784	333	1,451
Total research and development expenses	$46,070	$15,724	$30,346

Research and development expenses were $46.1 million for the six months ended June 30, 2021, compared to $15.7 million for the six months ended June 30, 2020. The increase of $30.3 million was primarily due to:

•
a $9.5 million increase in costs related to the development of posoleucel, our most advanced product candidate, primarily due to an increase in costs related to the outsourcing of manufacturing of $3.3 million and the development of clinical trials of $6.2 million;
•
a $1.4 million increase in costs related to the development of ALVR106, primarily due to an increase in costs related to the outsourcing of manufacturing of $1.4 million;
•
a $2.0 million increase in costs related to the development of ALVR109, primarily due to increased costs related to COVID-19 clinical trials, and a $0.9 million increase in costs related to preclinical work;
•
a $15.3 million increase in personnel-related costs consisting of $14.6 million in payroll and personnel-related costs, including stock-based compensation expense of $7.0 million, primarily due to an increase in employee headcount and the cost of external consultants in support of research activities of $0.6 million; and
•
a $1.5 million increase in other research and development expenses, including facilities, rent, recruiting and equipment driven by an increase in headcount.

General and Administrative Expenses

General and administrative expenses were $22.4 million for the six months ended June 30, 2021, compared to $6.3 million for the six months ended June 30, 2020. The increase of $16.2 million consisted of an increase of $12.4 million in payroll and personnel-related costs, including stock-based compensation of $9.7 million, primarily due to an increase in headcount, a $1.0 million increase in professional and consulting fees for legal and accounting, and a $2.4 million increase in insurance.

Total Other Income (Loss), Net

Total “other income (loss), net” decreased by $1.0 million primarily due to a $0.9 million change in amortization and accretion of discounts on short-term investments.

Liquidity and Capital Resources

Sources of Liquidity

At June 30, 2021, we have funded our operations primarily through equity financings and have received net cash proceeds of approximately $156.3 million from the sale of our preferred stock and $292.0 million of net proceeds from the sale of common stock in our IPO.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our manufacturing, licensing and lease obligations described further below.

Funding Requirements

At June 30, 2021, our cash, cash equivalents and short-term investments were $313.3 million. We believe that our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the amount of our working capital requirements. Our future capital requirements will depend on many factors, including:

• the scope, progress, results and costs of researching and developing posoleucel for our initial and potential additional indications, as well as ALVR106, ALVR109 and other product candidates we may develop, including any COVID-19-related delays or other effects on our development programs;

• the timing of, and the costs involved in, obtaining marketing approvals for posoleucel for our initial and potential additional indications, and ALVR106, ALVR109 and other product candidates we may develop;

• if approved, the costs of commercialization activities for posoleucel for any approved indications, or ALVR106, ALVR109 or any other product candidate that receives regulatory approval to the extent such costs are not the responsibility of a collaborator that we may contract with in the future, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

• subject to receipt of regulatory approval, revenue, if any, received from commercial sales of posoleucel for any approved indications or ALVR106, ALVR109 or any other product candidates;

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(41,814)	$(21,661)
Net cash provided by investing activities	144,539	38,844
Net cash provided by financing activities	—	—
Effect of exchange rate changes on cash and cash equivalents	61	—
Net increase in cash and cash equivalents	$102,786	$17,183

Operating Activities

Net cash used in operating activities was $41.8 million for the six months ended June 30, 2021, reflecting a net loss of $68.5 million, partially offset by non-cash charges of $19.0 million and a net change of $7.7 million in our net operating assets and liabilities. The non-cash charges primarily consist of stock compensation expense and amortization and accretion of discounts on short-term investments. The change in our net operating assets and liabilities was primarily due to a decrease of $1.6 million in prepaid expenses and other current assets and an increase of $6.7 million in accounts payable, accrued expenses and amount due to related party.

Net cash used in operating activities was $21.7 million for the six months ended June 30, 2020, reflecting a net loss of $21.0 million and a net change of $1.9 million in our net operating assets and liabilities, partially offset by non-cash charges of $1.2 million. The non-cash charges consist of depreciation and amortization, accretion of investment discounts and stock compensation expense. The change in our net operating assets and liabilities was primarily due to an increase of $1.7 million in prepaid expenses and other current assets and a decrease of $0.3 million in accounts payable, accrued expenses and amount due to related party.

The $20.2 million increase in cash used in operating activities for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 is primarily due to an increase in research and development expenses and general and administrative expenses as a result of advancing the development of posoleucel, ALVR106 and ALVR109 and operating as a public company, including increased personnel costs related to our increased headcount and our increased efforts towards identifying product candidates.

Investing Activities

Net cash provided by investing activities was $144.5 million for the six months ended June 30, 2021, which was primarily due to investment maturities of $175.0 million, partially offset by the purchase of investments of $30.1 million and the purchase of property and equipment of $0.4 million.

Net cash provided by investing activities was $38.8 million for the six months ended June 30, 2020, which was primarily due to investment maturities of $65.0 million, partially offset by the purchase of investments of $26.2 million.

Financing Activities

We had no financing activities for the six months ended June 30, 2021 and 2020.

Contractual Obligations

During the six months ended June 30, 2021, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of August 2021, three vaccines for COVID-19 have been granted Emergency Use Authorization by the FDA, and more are likely to be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

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

We have not obtained regulatory approval for any of our product candidates, including our clinical-stage product candidates, posoleucel, ALVR106, and ALVR109. Our business is substantially dependent on our ability to obtain regulatory approval for, and, if approved, to successfully commercialize our product candidates in a timely manner.

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

Success in preclinical studies and early clinical trials does not ensure that later clinical trials, including our Phase 3 pivotal and Phase 2 proof-of-concept clinical trials of posoleucel, will generate adequate data to demonstrate the efficacy and safety of any of our product candidates. Likewise, a number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier preclinical studies or clinical trials. Despite the results reported in earlier preclinical studies or clinical trials for our product candidates, to date, results may not be replicated in subsequent trials, and we do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market posoleucel, ALVR106, ALVR109 or any future product candidates we develop from our allogeneic T-cell immunotherapy platform. Additionally, certain of our clinical trial endpoints also may not be adequately powered in a particular subpopulation of our trial population. Additionally, all of our clinical trials to date have been open-label trials. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

Efficacy data from prospectively designed trial may differ significantly from those obtained from retrospective subgroup analyses. In addition, clinical data obtained from a clinical trial with an allogeneic product candidate such as posoleucel may not yield the same or better results as compared to an autologous product candidate. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in such studies nonetheless failed to obtain FDA, EMA or other necessary regulatory agency approval.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. In the European Union, the prevalence of the condition must not be more than 5 in 10,000. The EMA has granted posoleucel orphan drug designation to treatment in HSCT. This designation covers the treatment of all viruses targeted by posoleucel in all HSCT patients: BK virus, or BKV, cytomegalovirus, or CMV, adenovirus, or AdV, Epstein-Barr virus, or EBV, and human herpesvirus 6, or HHV-6. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

The incidence and prevalence of the target patient population for posoleucel are based on estimates and third-party sources. If the market opportunity for posoleucel or our other product candidates is smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability might be materially and adversely affected.

Periodically, we make estimates regarding the incidence and prevalence of target patient populations based on various third-party sources and internally generated analysis. These estimates may be inaccurate or based on imprecise data. For example, the total addressable market opportunity for posoleucel will depend on, among other things, acceptance of posoleucel by the medical community and patient access, drug pricing and reimbursement. The number of patients in the addressable markets may turn out to be lower than expected, patients may not be otherwise amenable to treatment with posoleucel, or new patients may become increasingly difficult to identify or gain access to, all of which may significantly harm our business, financial condition, results of operations and prospects.

We have received Regenerative Medicine Advanced Therapy, or RMAT, designation for the treatment of HC caused by BKV in adults and children following allogeneic HSCT, and received eligibility for the PRIME scheme from the EMA for the treatment of serious infections with BKV, CMV, AdV, EBV and HHV-6 in HSCT patients, for posoleucel. These designations may not lead to a faster development or regulatory review or approval process, and will not increase the likelihood that such product candidates will receive marketing approval.

We have received RMAT designation from the FDA for posoleucel for the treatment of HC caused by BKV in adults and children following allogeneic HSCT. We have also received PRIME designation from the EMA for the treatment of serious infections with BKV, CMV, AdV, EBV and/or HHV-6 in HSCT patients.

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

Our business is highly dependent on our lead product candidate, posoleucel, and we must complete clinical testing before we can seek regulatory approval and begin commercialization of any of our product candidates.

There is no guarantee that any of our product candidates will proceed in preclinical or clinical development or achieve regulatory approval. The process for obtaining marketing approval for any product candidate is very long and risky and there will be significant challenges for us to address in order to obtain marketing approval as planned or, if at all.

There is no guarantee that the results obtained in current clinical studies or our planned Phase 3 clinical trial of posoleucel will be sufficient to obtain regulatory approval or marketing authorization for such product candidate. Negative results in the development of our lead product candidates may also impact our ability to obtain regulatory approval for our other product candidates, either at all or within anticipated timeframes because, although other product candidates may target different indications, the underlying technology platform, manufacturing process and development process is the same for all of our product candidates. Accordingly, a failure in any one program may affect the ability to obtain regulatory approval to continue or conduct clinical programs for other product candidates.

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

Other legislative changes have been proposed and adopted in the U.S. since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, and subsequent legislation, have suspended these reductions from May 1, 2020 through December 31, 2021. In addition, in January 2013, the American Taxpayer Relief Act of 2012, or the ATRA, was enacted which, among other things, further reduced Medicare payments to several providers, including hospitals and outpatient clinics, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In December 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of the federal district court litigation regarding the method CMS uses to determine this risk adjustment. Since then, the ACA risk adjustment program payment parameters have been updated annually. In addition, CMS published a final rule that would give states greater flexibility, as of 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to request access to certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including David Hallal, our Chairman and former Chief Executive Officer, Diana Brainard, our Chief Executive Officer, Vikas Sinha, our President and Chief Financial Officer, and Ann Leen, our Chief Scientific Officer. While we expect to engage in an orderly transition process as we integrate newly appointed officers and managers, such as Diana Brainard who was appointed Chief Executive Officer effective May 17, 2021, we face a variety of risks and uncertainties relating to management transition, including diversion of management attention from business concerns, failure to retain other key personnel or loss of institutional knowledge. In addition, the loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development and harm our business. For example, Dr. Leen is a Professor at Baylor College of Medicine and is also a co-founder of Marker Therapeutics. There could be a diversion of attention with an increased focus on her other service obligations and such a loss of her services to us could result in delays of our product development and impact our operations. Additionally, some of our executive officers, directors and other personnel split their time between AlloVir and our affiliate, ElevateBio. For instance, David Hallal serves as Chief Executive Officer of ElevateBio and Chairman of both AlloVir and ElevateBio, and Vikas Sinha serves as Chief Financial Officer of both AlloVir and ElevateBio. As a result, these individuals may not be able to devote their full attention to us, which could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy.

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

We are an affiliate of ElevateBio. David Hallal, our Executive Chairman and former Chief Executive Officer, also serves as the Chairman Chief Executive Officer of ElevateBio, and Vikas Sinha, our Chief Financial Officer, also serves as the Chief Financial Officer of ElevateBio. Ansbert Gadicke and Morana Jovan-Embiricos, two members of our board of directors also serve as directors of the board of directors of ElevateBio. In addition, certain of these individuals own equity interests in ElevateBio, which may represent a significant portion of these individuals’ net worth. Although, we have adopted a written related party transactions policy that such transactions must be approved by our audit committee, their positions at ElevateBio and the ownership of any ElevateBio equity or equity awards creates, or may create the appearance of, conflicts of interest when we ask these individuals to make decisions that could have different implications for ElevateBio than the decisions have for us.

We may need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of June 30, 2021, we had 100 employees. As our development and commercialization plans and strategies develop, and as we begin operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. In particular, we may need to add substantial additional personnel and other resources to support our development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses were $69.8 million and $23.8 million for the years ended December 31, 2020 and 2019, respectively. As of June 30, 2021, we had an accumulated deficit of $193.6 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

We anticipate that our expenses will increase substantially if and as we:

• continue to conduct clinical trials for our lead product candidate, posoleucel, for our initial and potential additional indications;

• initiate and continue research, preclinical and clinical development efforts for our additional product candidates, including ALVR106, ALVR109, ALVR107, ALVR108 and any future product candidates we may develop;

• seek to identify additional product candidates;

• seek regulatory approvals for posoleucel or any other product candidates that successfully complete clinical development;

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

Our company was formed in August 2013. Since inception, we have devoted substantially all of our resources on raising capital, organizing and staffing our company, business planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing posoleucel, ALVR106, ALVR109 and other product candidates and preparing for clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. We have financed our operations primarily through private placements of our preferred stock and our initial public offering, or IPO, in August 2020. We have not yet demonstrated our ability to successfully complete any Phase 3 clinical trials, obtain regulatory approval, consistently manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for the successful commercialization of any of our product candidates. In addition, the allogeneic, off-the-shelf, multi-virus specific T approach of our cell therapies is new and largely unproven. Any predictions about our future success, performance or viability, particularly in view of the rapidly evolving immunotherapy field, may not be accurate given our limited operating history and lack of approved products.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect to continue to spend substantial amounts of capital to continue the preclinical and clinical development of our current and future programs. If we are able to gain marketing approval for any product candidate we develop, including for any indication for which we are developing or may develop posoleucel, we will require substantial additional funding in order to launch and commercialize such product candidates, to the extent that such launch and commercialization are not the responsibility of a collaborator that we may contract with in the future. In addition, other unanticipated costs may arise in the course of our development efforts. Under the terms of our license agreements with each of our partners, including Baylor College of Medicine, or BCM, we are obligated to make payments upon the achievement of certain development, regulatory and commercial milestones. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. Additionally, any COVID-19-related program setbacks or delays due to changes in federal, state, or local laws and regulations or clinical site policies could impact the timing and cost of the development of our product candidates.

Our future capital requirements depend on many factors, including:

• the scope, progress, results and costs of researching and developing posoleucel for our initial and potential additional indications, as well as ALVR106, ALVR109 and other product candidates we may develop, including any COVID-19-related delays or other effects on our development programs;

• the timing of, and the costs involved in, obtaining marketing approvals for posoleucel for our initial and potential additional indications, and ALVR106, ALVR109 and other product candidates we may develop;

• if approved, the costs of commercialization activities for posoleucel for any approved indications, or ALVR106, ALVR109 or any other product candidate that receives regulatory approval to the extent such costs are not the responsibility of a collaborator that we may contract with in the future, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

• subject to receipt of regulatory approval, revenue, if any, received from commercial sales of posoleucel for any approved indications or ALVR106, ALVR109 or any other product candidates;

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

We had cash, cash equivalents and short-term investments of $313.3 million as of June 30, 2021. We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Any of our current or future license agreements may also be terminated if we are unable to meet the payment or other obligations under the agreements.

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

Our IPO closed on August 3, 2020. Prior to our IPO, there was no public market for shares of our common stock. Although we have completed our IPO and shares of our common stock are listed and trading on The Nasdaq Global Select Market, an active trading market for our shares may never develop or be sustained. Our stockholders may not be able to sell shares quickly or at the market price if trading in shares of our common stock is not active. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration.

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 65% of our common stock as of June 30, 2021. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which will require, among other things, that we file with the Securities and Exchange Commission, or SEC, annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

To meet our projected supply needs for clinical and commercial materials to support our activities through regulatory approval and commercial manufacturing of posoleucel, ALVR106, ALVR109 or any future product candidates resulting from our allogeneic T-cell immunotherapy platform, we will need to transition the manufacturing of these materials to a CMO or our own facility. Regardless of where production occurs, we will need to develop relationships with suppliers of critical starting materials or reagents, increase the scale of production and demonstrate comparability of the material produced at these facilities to the material that was previously produced. Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time.

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

We are currently manufacturing our posoleucel and ALVR106 VSTs at an external cGMP CMO and ALVR109 at an academic cGMP facility, and we rely on a single contract testing laboratory for each drug product release test. We are also utilizing single sourced suppliers for cell culture media, peptides, cytokines and drug product formulation buffers for the manufacturing of drug product. We plan to qualify back up and redundant raw material suppliers and additional CMOs to increase manufacturing capacity. If any manufacturing facility, raw material or drug product in our manufacturing network, or the equipment in these facilities, is either damaged or destroyed, we may not be able to quickly or inexpensively replace our manufacturing capacity or replace it at all. Additionally, changes to the manufacturing process that occur in the transfer or setup of new manufacturing facilities could require that we conduct bridging studies before being able to proceed with either clinical or commercial manufacturing activities. In the event of a temporary or protracted loss of a facility or its equipment, we may not be able to transfer manufacturing to a third party in the time required to maintain supply. Even if we could transfer manufacturing to a third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with the necessary regulatory requirements or may require regulatory approval before selling any products manufactured at that facility. Such an event could delay our clinical studies or reduce our commercial product sales.

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

There is no assurance that all potentially relevant prior art relating to our patents and patent applications is known to us or has been found in the instances where searching was done. Further, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Thus, we may be unaware of prior art that could be used to invalidate an issued patent or prevent a pending patent application from issuing as a patent. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim of one of our patents or patent applications, which may, nonetheless, ultimately be found to affect the validity or enforceability of such claim. For example, we received an NIH grant related to our posoleucel technology prior to the filing of our patent applications covering our posoleucel technology. If the United States or another jurisdiction decides that the NIH grant is relevant prior art to our patent applications, that could affect our ability to obtain valid and enforceable patent claims protecting our posoleucel program. As a consequence of these and other factors, our patent applications may fail to result in issued patents with claims that cover our product candidates in the United States or in other countries.

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

3.2	Amended and Restated Bylaws of AlloVir, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-39409) filed on August 3, 2020).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239698) filed on July 23, 2020).

10.1#*	Transition Agreement by and between AlloVir, Inc. and David Hallal, dated May 18, 2021.

10.2#*	Consulting Agreement by and between AlloVir, Inc. and David Hallal, effective as of July 22, 2021

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

* Filed herewith.

# Indicates a management contract or any compensatory plan, contract, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 6, 2021	By:	/s/ Diana Brainard
Diana Brainard
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 6, 2021	By:	/s/ Vikas Sinha
Vikas Sinha
President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)