Form 10-Q
period 2021-09-30
Allovir, Inc.
filed 2021-11-05
CIK 1754068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, the registrant had 65,140,831 shares of common stock, $0.0001 par value per share, outstanding.

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

•
Our business is highly dependent on our lead product candidate, posoleucel (previously referred to as Viralym-M or ALVR105) and we must complete clinical testing before we can seek regulatory approval and begin commercialization of any of our product candidates.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ALLOVIR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share amounts)	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$243,187	$122,661
Short-term investments	32,654	233,663
Accrued interest	151	450
Prepaid expenses and other current assets	5,880	4,543
Total current assets	281,872	361,317
Restricted cash	852	—
Other assets	1,206	—
Property and equipment, net	1,113	812
Operating lease right-of-use assets	31,487	8,692
Total assets	$316,530	$370,821
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$133	$963
Accrued expenses	15,798	7,530
Operating lease liability, current	6,297	3,229
Amount due to related party	1,945	572
Total current liabilities	24,173	12,294
Operating lease liability, long term	25,053	5,463
Total liabilities	49,226	17,757
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; 0 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value: 150,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; 65,142,679 and 65,106,873 shares issued at September 30, 2021 and December 31, 2020, respectively; and 63,177,928 and 61,931,255 shares outstanding at September 30, 2021 and December 31, 2020, respectively	7	7
Additional paid-in capital	506,554	478,272
Accumulated other comprehensive loss	(133)	(112)
Accumulated deficit	(239,124)	(125,103)
Total stockholders’ equity	267,304	353,064
Total liabilities and stockholders’ equity	$316,530	$370,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020
Operating expenses:
Research and development	$33,062	$17,182	$79,132	$32,906
General and administrative	12,442	6,718	34,890	12,987
Total operating expenses	45,504	23,900	114,022	45,893
Loss from operations	(45,504)	(23,900)	(114,022)	(45,893)
Total other income (loss), net:
Interest income	253	112	1,233	735
Other (loss) income, net	(259)	174	(1,232)	573
Net loss	$(45,510)	$(23,614)	$(114,021)	$(44,585)
Net loss per share — basic and diluted	$(0.72)	$(0.58)	$(1.82)	$(2.93)
Weighted-average common shares outstanding — basic and diluted	62,962,434	40,465,705	62,588,898	15,195,000
Comprehensive loss:
Net loss	$(45,510)	$(23,614)	$(114,021)	$(44,585)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(3)	(125)	23	(83)
Foreign currency translation adjustment	(105)	(26)	(44)	(26)
Total other comprehensive loss	(108)	(151)	(21)	(109)
Comprehensive loss	$(45,618)	$(23,765)	$(114,042)	$(44,694)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

UNAUDITED

	Series B Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2019	14,877,697	$120,923	44,520,653	$52,204	2,099,740	$—	$3,748	$68	$(55,319)	$(51,503)
Issuance of common stock, upon vesting of restricted stock	—	—	—	—	292,644	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	176	—	176
Stock-based compensation	—	—	—	—	—	—	646	—	—	646
Net loss	—	—	—	—	—	—	—	—	(9,339)	(9,339)
Balance at March 31, 2020	14,877,697	$120,923	44,520,653	$52,204	2,392,384	$—	$4,394	$244	$(64,658)	$(60,020)
Issuance of common stock, upon vesting of restricted stock	—	—	—	—	409,475	—	—	—	—	—
Unrealized loss available-for-sale securities	—	—	—	—	—	—	—	(134)	—	(134)
Stock-based compensation	—	—	—	—	—	—	492	—	—	492
Net loss	—	—	—	—	—	—	—	—	(11,632)	(11,632)
Balance at June 30, 2020	14,877,697	$120,923	44,520,653	$52,204	2,801,859	$—	$4,886	$110	$(76,290)	$(71,294)
Issuance of common stock, upon vesting of restricted stock	—	—	—	—	311,035	—	—	—	—	—
Initial public offering, net of underwriting discounts, commissions and offering costs	—	—	—	—	18,687,500	2	291,973	—	—	291,975
Conversion of convertible preferred stock into common stock upon initial public offering	(14,877,697)	(120,923)	(44,520,653)	(52,204)	39,859,139	5	173,122	—	—	173,127
Unrealized loss available-for-sale securities	—	—	—	—	—	—	—	(125)	—	(125)
Unrealized loss on foreign currency translation	—	—	—	—	—	—	—	(26)	—	(26)
Stock-based compensation	—	—	—	—	—	—	3,860	—	—	3,860
Net loss	—	—	—	—	—	—	—	—	(23,614)	(23,614)
Balance at September 30, 2020	—	$—	—	$—	61,659,533	$7	$473,841	$(41)	$(99,904)	$373,903

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	61,931,255	$7	$478,272	$(112)	$(125,103)	$353,064
Stock-based compensation	—	—	8,103	—	—	8,103
Issuance of common stock, upon vesting of restricted stock	519,839	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	42	—	42
Foreign currency translation adjustment	—	—	—	83	—	83
Net loss	—	—	—	—	(30,923)	(30,923)
Balance at March 31, 2021	62,451,094	$7	$486,375	$13	$(156,026)	$330,369
Stock-based compensation	—	—	9,726	—	—	9,726
Issuance of common stock, upon vesting of restricted stock	340,949	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(16)	—	(16)
Foreign currency translation adjustment	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(37,588)	(37,588)
Balance at June 30, 2021	62,792,043	$7	$496,101	$(25)	$(193,614)	$302,469
Stock-based compensation	—	$—	$10,286	$—	$—	10,286
Issuance of common stock, upon vesting of restricted stock	376,460	—	—	—	—	—
Issuance of common stock, upon exercise of stock options	9,425	—	167	—	—	167
Unrealized loss on available-for-sale securities	—	—	—	(3)	—	(3)
Foreign currency translation adjustment	—	—	—	(105)	—	(105)
Net loss	—	—	—	—	(45,510)	(45,510)
Balance at September 30, 2021	63,177,928	$7	$506,554	$(133)	$(239,124)	$267,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(114,021)	$(44,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95	55
Non-cash lease expense	468	—
Amortization and accretion of discounts on short-term investments	1,130	92
Stock compensation expense	28,115	4,998
Changes in operating assets and liabilities:
Unbilled grant receivables	—	129
Accrued interest	299	(160)
Prepaid expenses and other current assets	(1,943)	(4,542)
Other assets	(1,206)	—
Accounts payable, accrued expenses and amount due to related party	8,812	4,295
Net cash used in operating activities	(78,251)	(39,718)
Cash flows from investing activities
Purchase of property and equipment	(396)	—
Purchase of short-term investments	(30,098)	(242,419)
Maturities of short-term investments	230,000	71,000
Net cash provided by (used in) investing activities	199,506	(171,419)
Cash flows from financing activities
Payment of initial public offering costs	—	(3,120)
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts of $22,238	—	295,449
Proceeds from exercise of stock options	167	—
Net cash provided by financing activities	167	292,329
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(44)	(26)
Net increase in cash, cash equivalents, and restricted cash	121,378	81,166
Cash, cash equivalents, and restricted cash at beginning of period	122,661	61,084
Cash, cash equivalents, and restricted cash at end of period	$244,039	$142,250
Non-cash investing and financing activities
Unrealized gain on available-for-sale securities	$23	$(83)
Right-of-use assets obtained in exchange for operating lease liability	$26,386	$—
Deferred offering costs included in accounts payable and accrued expenses	$—	$356
Conversion of preferred stock to common stock upon initial public offering	$—	$173,127

	Nine Months Ended September 30,
	2021	2020
Cash and cash equivalents	$243,187	$142,250
Restricted cash	852	—
Total cash, cash equivalents, and restricted cash	$244,039	$142,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. Nature of the Business

AlloVir, Inc. (“AlloVir” or “the Company”, formerly known as ViraCyte, Inc.) is a leading late clinical-stage cell therapy company developing highly innovative allogeneic T-cell therapies to treat and prevent devastating viral diseases. The Company’s innovative and proprietary virus-specific T-cell, or VST, therapy platform allows AlloVir to generate off-the-shelf VSTs designed to restore immunity in patients with T-cell deficiencies who are at risk from the life-threatening consequences of viral diseases. There is an urgent medical need for therapies to treat a large number of patients suffering from viral diseases who currently have limited or no treatment options. To date, the Company has generated five innovative, allogeneic, off-the-shelf VST therapy candidates targeting 13 different devastating viruses. The most advanced is posoleucel (previously referred to as Viralym-M or ALVR105), for which the Company has an ongoing pivotal trial for the treatment of virus-associated hemorrhagic cystitis and ongoing proof-of-concept, or POC, clinical trials for multi-virus prevention in HSCT and BKV in kidney transplant.

The Company’s lead product candidate, posoleucel, is a multi-VST-cell therapy that targets six viruses: BK virus, JC virus, cytomegalovirus, adenovirus, Epstein-Barr virus and human herpesvirus 6. We are prioritizing prevention and treatment programs with the largest potential to transform transplant patient care and outcomes. We are focusing on key areas where there are limited or no options, including the treatment or prevention of life-threatening viral diseases caused by six devastating viruses with a single therapy. Based on progress and preliminary data, we are prioritizing our multi-virus prevention program in allogeneic HSCT patients; the aim is to improve clinical outcomes by intervening before viral infections occur and to prevent end organ damage. If proven safe and effective, this approach has the potential to be transformative as, if successful, the use of posoleucel could supplant the need for potentially toxic treatments for CMV and other viruses in HSCT patients. Given the potential advantages of the prevention approach, we therefore have elected to delay the initiation of the planned Phase 3 CMV treatment trial in allogeneic HSCT patients, in order to focus resources on our highest priority studies. We also have elected to delay the initiation of a POC clinical trial for posoleucel to treat CMV in solid organ transplant (SOT) patients, given the potential read through of our ongoing multi-virus prevention study. Similarly, additional safety and efficacy data in kidney transplant patients with BK viremia will inform the potential benefit of exploring a multi-virus prevention approach in SOT patients. In addition to our ongoing programs, we plan to initiate a Phase 3 study by the end of 2021 evaluating posoleucel for the treatment of adenovirus (AdV) in adult and pediatric allogeneic HSCT recipients. ALVR106 is the Company’s second multi-virus-targeted off-the-shelf VST product candidate targeting devastating respiratory diseases caused by respiratory syncytial virus, or RSV, influenza, parainfluenza virus, or PIV, and human metapneumovirus, or hMPV. An Investigational New Drug, or IND, application with the FDA for ALVR106 was cleared in the fourth quarter of 2020 and the Company plans to initiate a Phase 1/2 clinical study in autologous and allogeneic HSCT patients with respiratory viral diseases in the fourth quarter of 2021. Pursuant to the sponsored research agreement with Baylor College of Medicine (“BCM”), BCM initiated a proof-of-concept trial for ALVR109, an allogeneic, off-the-shelf VST therapy designed to target SARS-CoV-2, the virus that causes the severe and life-threatening viral disease, COVID-19. ALVR109 is being studied to arrest the progression of COVID-19 by eradicating SARS-CoV-2 virus-infected cells. BCM initiated the POC clinical trial in the fourth quarter of 2020 and early clinical data on the activity, tolerability and persistence of ALVR109 were reported in September 2021. With efficacy of available vaccine and therapies to prevent serious disease, we do not see a role for our COVID-19 therapy in a broad population. However, depending on the evolution of the SARS-CoV-2 virus, there may be a future role to treat immunocompromised patients who aren’t adequately served by available vaccines and therapies. We continue to make ALVR109 available to physicians in response to appropriate compassionate use requests, and we are monitoring the evolution of the SARS-CoV-2 virus and the COVID-19 pandemic to guide the next steps for this program in the context of our broader R&D portfolio and priorities. In the preclinical space, the Company is advancing ALVR107 designed to target hepatitis B, or HBV, infected cells and cure chronic HBV infection and plan to complete preclinical IND enabling studies for ALVR107 in the fourth quarter of 2021. Lastly, we have paused our preclinical work on ALVR108 to treat human herpesvirus-8, or HHV-8, associated diseases including Kaposi Sarcoma, or KS, primary effusion lymphoma, or PEL, and multicentric Castleman’s disease, or MCD given the declining incidence of HHV-8 associated diseases.

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

On July 20, 2021 AlloVir Inc formed AlloVir U.S., Inc. (“AlloVir U.S.”), a wholly-owned subsidiary of AlloVir.

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Through September 30, 2021, the Company has funded its operations primarily with proceeds received from the sale of common stock, research grants, and from the sale of preferred stock. The Company has incurred recurring losses since its inception, including net losses attributable to common stockholders of $45.5 million and $23.6 million for the three months ended September 30, 2021 and 2020, respectively, and $114.0 million and $44.6 million for the nine months ended September 30, 2021 and 2020, respectively. In addition, at September 30, 2021, the Company had an accumulated deficit of $239.1 million. The Company expects to continue to generate operating losses for the foreseeable future.

The Company believes that its $243.2 million of cash and cash equivalents and $32.7 million of short-term investments held at September 30, 2021, are sufficient to fund planned operations for at least twelve months from the date that these condensed consolidated financial statements are available to be issued.

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

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying condensed consolidated balance sheet at September 30, 2021, and the condensed consolidated statements of operations and comprehensive loss, statements of convertible preferred stock and changes in stockholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020 and condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position at September 30, 2021 and the results of its operations for the three and nine months ended September 30, 2021 and 2020 and its cash flows for the nine months ended September 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2021 and 2020 are also unaudited. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021 or for any other subsequent interim period.

Restricted Cash

Cash accounts with any type of restriction are classified as restricted cash. The Company has restricted cash deposits with a bank, which serve as collateral for a letter of credit issued to the landlord of the Company’s leased Waltham facility for a security deposit. The Company classified this amount as restricted cash in the accompanying condensed consolidated balance sheet at September 30, 2021. There was no restricted cash balance at September 30, 2020.

Cloud Computing Arrangements

The Company capitalizes certain implementation costs for internal-use software incurred in a cloud computing agreement that is a service contract. Eligible costs associated with cloud computing arrangements, such as the implementation costs incurred to develop or obtain software business applications used in the normal course of business, are capitalized in accordance with ASC 350. Capitalization ceases at the point the software is substantially complete and ready for its intended use, and after all substantial testing is completed. Amortization is recorded on a straight-line basis over the expected useful life of three years of the internal-use software cost in the same line item in the statement of operations and comprehensive loss as the expense for fees for the associated cloud computing arrangement. No amortization expense associated with the Company's cloud computing arrangements has been recognized during the three and nine months ended September 30, 2021 and 2020.

Functional Currency

As a result of certain intercompany transactions in September 2021, the Company has determined that the functional currency for AlloVir International and AlloVir Italia is the U.S. Dollar (“USD”). Prior to this determination, the functional currency of AlloVir International was the Euro; however, due to the immateriality of the transactions that occurred at AlloVir International and AlloVir Italia previously, the impact of the determination for the transition from Euro to USD is not material and is not considered a change in accounting principle for reporting purposes. Reporting currency has been and remains the USD.

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

3. Short-Term Investments

The following tables summarize the amortized cost and estimated fair value of the Company’s marketable securities, which are considered to be available-for-sale investments and were included in short-term investments on the condensed consolidated balance sheets:

	September 30, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government treasury securities	$32,654	$-	$-	$32,654
Totals	$32,654	$-	$-	$32,654

	December 31, 2020
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government treasury securities	$233,687	$-	$(24)	$233,663
Totals	$233,687	$-	$(24)	$233,663

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the tables above. At September 30, 2021 and December 31, 2020, all investments had contractual maturities within one year.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$208,841	$-	$-	$208,841
Totals	$208,841	$-	$-	$208,841
Short-term investments:
U.S. government treasury securities	$32,654	$-	$-	$32,654
Totals	$32,654	$-	$-	$32,654

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$55,505	$-	$-	$55,505
U.S. government treasury securities	39,998	-	-	39,998
Totals	$95,503	$-	$-	$95,503
Short-term investments:
U.S. government treasury securities	$233,663	$-	$-	$233,663
Totals	$233,663	$-	$-	$233,663

During the nine months ended September 30, 2021 and the year ended December 31, 2020, there were no transfers between levels. The Company classifies its money market fund and U.S. government treasury securities as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices in active markets without any valuation adjustment.

The carrying amounts of prepaid expenses and other current assets, accounts payable, amount due to related party and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

5. Leases

Short-term leases

The Company leases an office space in Houston, Texas under an operating lease that expires in March 2022. The Company also sub-leases, on a month-to-month basis, a portion of ElevateBio's office space in Cambridge, Massachusetts. During the three months ended September 30, 2021 and 2020, total short-term lease expense recognized was $0.4 million (of which approximately $16 thousand relates to non-lease costs, such as utilities and cleaning), and $0.1 million (of which approximately $17 thousand relates to non-lease costs such as utilities and cleaning), respectively. During the nine months ended September 30, 2021 and 2020, total short-term lease expense recognized was $0.6 million (of which approximately $49 thousand relates to non-lease costs, such as utilities and cleaning), and $0.3 million (of which approximately $45 thousand relates to non-lease costs such as utilities and cleaning), respectively.

In April 2021, the Company entered into a Statement of Work (“SOW”) with a third-party supplier under the Development and Manufacturing Services Agreement (“DMS Agreement”) made effective in July 2019. This SOW is to lease a dedicated manufacturing suite for the manufacture of AlloVir’s products at the facility. On July 30, 2021, the Company provided a notification to reduce capacity to the third-party supplier which terminates this lease agreement in the first quarter of 2022. During the three and nine months ended September 30, 2021, total lease expense recognized under this SOW was $0.5 million and $0.7 million, respectively.

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

In March 2019, the Company entered into an interim services agreement which ultimately led to a DMS Agreement with a third-party supplier in July 2019. The DMS Agreement specifies a dedicated manufacturing suite for the manufacture of AlloVir’s products at the facility. The DMS Agreement will expire upon the later of: 1) two years from the Effective Date, or July 2021, and 2) the completion of services under all SOWs. The term may be extended by agreement of the parties for additional two-year periods upon written notice to the supplier at least 30 days prior to expiration of the then-current term. The DMS Agreement (or any individual SOW) may be terminated earlier by AlloVir at any time by providing 190 days’ notice. The Company has extended the DMS Agreement, and estimates that early termination is not reasonably certain to occur. The total estimated lease term of 4.25 years expires in July 2023. In March 2019, at the inception of this lease, the Company recorded a ROU asset and lease liability of $6.9 million. In September 2019, the Company executed a SOW for another dedicated manufacturing suite under the DMS Agreement with substantially the same terms as the original SOW. The SOW calls for a fixed monthly payment through July 2023, with additional two-year renewal options. The use of this manufacturing suite qualifies as a lease under ASC 842, as it includes an identified asset for exclusive use by the Company at its direction.

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

In September 2021, the Company entered into a new lease agreement with BP Bay Colony LLC and a sublease with AMAG Pharmaceuticals Inc. for the lease of property in Waltham, Massachusetts (collectively, the "Waltham leases"). The space identified under the Waltham leases is intended for general office space, research and development, laboratory use, and light manufacturing. The Waltham leases have been classified as operating leases and commenced in September 2021. At the inception date, the Company has recorded an ROU asset and lease liability of $6.0 million for the lease and a ROU asset and lease liability of $17.3 million for the sublease based on a July 30, 2030 end date for the Waltham leases. As part of the arrangement, there were also variable costs for common area maintenance fees that were not included in the measurement of the lease. The Company has the option to renew the leased space for an additional one time period of five years with written notice from the Company. As of September 30, 2021, the Company has no reasonable certainty that this option to extend will be exercised.

Maturities of operating lease liabilities at September 30, 2021 are as follows (in thousands):

2021 (remaining 3 months)	$2,260
2022	7,167
2023	5,273
2024	3,177
2025	3,255
Thereafter	16,582
Total lease payments	37,714
Less: interest (3.40% - 5.75%)	(6,364)
Total lease liability	$31,350
Lease liability – current	6,297
Lease liability – long-term	25,053

Total lease costs were $2.0 million and $0.9 million for the three months ended September 30, 2021 and 2020, respectively, and $4.4 million and $2.7 million for the nine months ended September 30, 2021 and 2020, respectively. Cash paid for operating leases was $1.3 million and $0.9 million for the three months ended September 30, 2021 and 2020, respectively, and $3.6 million and $2.7 million for the nine months ended September 30, 2021 and 2020, respectively. The Company’s total variable lease costs, such as materials, batch payments, storage, knowledge and tech transfer, and other common area maintenance fees, related to the operating leases was $5.3 million and $1.2 million for the three months ended September 30, 2021 and 2020, respectively, and $9.1 million and $3.7 million for the nine months ended September 30, 2021 and 2020, respectively. The weighted average remaining lease term is 7.26 years at September 30, 2021. The weighted average discount rate is 4.95% at September 30, 2021.

6. Accrued Expenses

Accrued expenses consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Employee compensation and benefits	$4,198	$3,314
Professional fees	755	696
Research and development	10,436	3,347
Other	409	173
Total accrued expenses	$15,798	$7,530

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

Collectively under the agreements above and for services provided by BCM the Company paid $0.7 million and $0.1 million during the three months ended September 30, 2021 and 2020, respectively, and $2.8 million and $0.9 million during the nine months ended September 30, 2021 and 2020, respectively. These costs are classified in research and development expense in the condensed consolidated statements of operations and comprehensive loss. The Company has also triggered three milestone events during the nine months ended September 30, 2021 and has accounted for $0.2 million in accrued milestone expenses which are classified under accrued expenses in the condensed consolidated balance sheet.

CPRIT Grant

In August 2017, the Company was awarded a $9.0 million grant (the “CPRIT Grant”) from the Cancer Research and Prevention Institute of Texas (“CPRIT”) to perform a phase IIB clinical trial to establish the safety and effectiveness of posoleucel, in adults and children with a common, very severe virus infection (BK Virus) after stem cell transplant. The grant period was three years beginning September 1, 2017 through August 31, 2020. This grant had a matching requirement where the Company was obligated to match 50% of the grant funds used on the project. In addition, the grant included other compliance requirements including the obligation for the Company to operate with a principal place of business in Texas. There were no costs incurred to obtain or fulfill the contract. In November 2019, the Company provided CPRIT with written notice of its intent to terminate the grant. In December 2019, the Company returned $2.6 million of grant funds received, including interest relating to these funds in the amount of $0.1 million, and decreased its deferred revenue balance to zero. The Company received acknowledgment of the termination from CPRIT in January 2020. The CPRIT Grant also required that the Company grant CPRIT a non-commercial license to technology developed under the grant and pay CPRIT a share of revenue on sales of commercial products developed using CPRIT funds equal to low single digits of revenue until such time as CPRIT has been paid an aggregate amount equal to 400% of the grant award proceeds. No royalty payments were made under this license agreement during the nine months ended September 30, 2021 and 2020, respectively.

8. Funding Arrangements

SBIR Grant

In June 2017, the Company was awarded a Small Business Innovation Research (“SBIR”) grant by the National Institute of Health (“NIH”) in the amount of $3.0 million. This grant was effective from September 15, 2017 to June 30, 2020 and in April 2020, the Company received an extension through June 30, 2021. The grant was funded on an ongoing basis based on periodic reports of qualifying expenditures reported by the Company to NIH. Under this grant, the Company received proceeds of $0.0 and $0.4 million during the three months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021 and 2020, the Company received proceeds of $0.0 million and $0.7 million, respectively. The Company recognized income of approximately $0.0 million and $0.2 million on expenses incurred during the three months ended September 30, 2021 and 2020, respectively, and $0.0 and $0.6 million during the nine months ended September 30, 2021 and 2020, respectively. At December 31, 2020, the Company had received the full amount awarded under the SBIR grant. The grant was not extended past June 30, 2021 and the Company notified the NIH of grant completion in July 2021.

The SBIR grant does not fall within the scope of ASC 606 as NIH does not meet the definition of a customer, and the grant from NIH was given for the benefit of public health rather than for monetary compensation. Accordingly, funding received under this grant is recognized in “Other income (loss), net” in the condensed consolidated statements of operations and comprehensive loss.

9. Stockholder’s Equity

On August 3, 2020, in connection with the closing of the Company’s IPO, the Company filed its amended and restated certificate of incorporation, which authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.0001 par value per share. There were no shares of preferred stock issued or outstanding at September 30, 2021 and December 31, 2020.

At September 30, 2021 and December 31, 2020, the Company’s amended and restated certificate of incorporation authorized the Company to issue 150,000,000 shares of common stock at a par value of $0.0001 per share. In conjunction with the Company's IPO closing on August 3, 2020, the Company issued and sold 18,687,500 shares of its common stock, including 2,437,500 shares pursuant to the full exercise of the underwriters' option to purchase additional shares, at a public offering price of $17.00 per share, for aggregate net proceeds of $292.0 million after deducting underwriting discounts and commissions and offering costs. In connection with the Company’s IPO, all outstanding shares of preferred stock converted into 39,859,139 shares of common stock.

The Company has reserved shares of common stock for issuance as follows:

	September 30, 2021	December 31, 2020
Unvested restricted stock	3,126,635	3,410,979
Options to purchase common stock	6,028,476	3,972,909
Stock available for grant under the 2020 Stock Option and Grant Plan	4,068,527	3,895,961
Total	13,223,638	11,279,849

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

At September 30, 2021, the Company had granted 6,715,415 shares of common stock under the 2018 Plan, including an aggregate of 64,042 shares of common stock issuable upon the exercise of outstanding options under the 2018 Plan. Of the awards granted, 20,128 awards and 30,280 awards have been forfeited or cancelled during the three and nine months ended September 30, 2021, respectively. No shares remained available for future issuance under the 2018 Plan. Any options or awards outstanding under the 2018 Plan remain outstanding and effective.

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

At September 30, 2021, there were an aggregate of 5,964,434
shares of common stock issuable upon the exercise of outstanding options under the 2020 Plan and 1,298,620 shares of restricted common stock granted under the 2020 Plan. Additionally, there were an aggregate of 4,068,527 shares reserved for future issuance under the 2020 Plan.

Restricted Common Stock

The following table summarizes restricted common stock activity for the nine months ended September 30, 2021:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2021	3,410,979	$3.55
Granted	1,047,613	34.76
Forfeited	(94,709)	25.44
Vested	(1,237,248)	2.44
Unvested at September 30, 2021	3,126,635	$13.79

At September 30, 2021, there was $36.1 million of unrecognized stock-based compensation cost related to the restricted stock, which is expected to be recognized over a weighted average period of 3.15 years.

Stock Options

The following table summarizes stock option activity (in thousands, except share and per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2021	3,972,909	$17.84	9.58	$81,822
Granted	2,264,138	33.09	—	—
Exercised	(9,425)	17.00	—	71
Forfeited	(199,146)	25.29	—	948
Options outstanding at September 30, 2021	6,028,476	$23.33	9.07	$31,564
Options vested and exercisable at September 30, 2021	1,063,653	$17.09	8.81	$8,800

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period.

The weighted-average grant date fair value of the Company’s stock options granted during the nine months ended September 30, 2021 was $25.30. At September 30, 2021, there was $81.7 million of unrecognized stock-based compensation expense related to unvested stock options, which is being recognized over a period of 3.07 years.

The fair value was estimated on the date of grant using the Black Scholes option-pricing model, with the following weighted-average assumptions:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Expected term (in years)	6.09	6.06
Expected volatility	93.76%	95.00%
Risk-free interest rate	0.97%	0.84%
Expected dividend yield	—	—
Fair value of common stock	$20.05	$33.09

Stock-Based Compensation Expense

Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Research and development	$4,010	$3,092	$11,274	$3,400
General and administrative	6,276	768	16,841	1,598
Total stock-based compensation expense	$10,286	$3,860	$28,115	$4,998

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

11. Income Taxes

The Company’s income tax provision is computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit. For the three and nine months ended September 30, 2021 and 2020, the Company did not record a current or deferred income tax expense or benefit due to current and historical losses incurred by the Company. The Company’s losses before income taxes consist primarily of losses from domestic operations.

The Company’s estimate of the realizability of the deferred tax asset is dependent on estimates of projected future levels of taxable income. In analyzing future taxable income levels, the Company considered all evidence currently available, both positive and negative.

12. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Numerator:
Net loss – basic and diluted	$(45,510)	$(23,614)	$(114,021)	$(44,585)
Denominator:
Weighted-average common shares outstanding – basic and diluted	62,962,434	40,465,705	62,588,898	15,195,000
Net loss per share – basic and diluted	$(0.72)	$(0.58)	$(1.82)	$(2.93)

Based on the amounts outstanding at September 30, 2021 and 2020, the Company excluded the following potential shares of common stock from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2021 and 2020, because including them would have had an anti-dilutive effect. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

	September 30,
	2021	2020
Options to purchase common stock	6,028,476	3,661,905
Unvested restricted stock	3,126,635	3,554,488

13. Related Party Transactions

The Company entered into an agreement with ElevateBio that provides for ongoing services to the Company in areas such as accounting operations, public relations, information technology, human resources and administration management, finance and risk management, marketing services, facilities, procurement and travel and corporate development and strategy (the “Shared Services Agreement”). The Company was billed quarterly for such services at cost, with mark-up for profit on specific services, but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the associates providing the services. The Company also subleases office space, which includes payment for common area charges. The Company also has a SOW to receive manufacturing and project management consulting services from ElevateBio. The Company incurred $0.6 million and $2.3 million during the three months ended September 30, 2021 and 2020, respectively, and $4.1 million and $4.8 million of expenses during the nine months ended September 30, 2021 and 2020, respectively, related to services provided to the Company by ElevateBio and affiliates. The Company owed ElevateBio $1.9 million and $0.6 million at September 30, 2021 and December 31, 2020, respectively, which is recorded in “Amount due to related party” on the condensed consolidated balance sheets.

Members of the Company’s management received a total of $0.1 million in consulting fees during the three months ended September 30, 2021 and 2020 and $0.3 million and $0.5 million during the nine months ended September 30, 2021 and 2020, respectively.

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

Overview

We are a leading late clinical-stage cell therapy company developing highly innovative allogeneic T-cell therapies to treat and prevent devastating viral diseases. Our innovative and proprietary virus-specific T-cell, or VST, therapy platform allows us to generate off-the-shelf VSTs designed to restore immunity in patients with T-cell deficiencies who are at risk from the life-threatening consequences of viral diseases. There is an urgent medical need for therapies to treat a large number of patients suffering from viral diseases who currently have limited or no treatment options. To date, we have generated five innovative, allogeneic, off-the-shelf VST therapy candidates targeting 13 different devastating viruses. The most advanced is posoleucel (previously referred to as Viralym-M or ALVR105) for which we have an ongoing pivotal trial for the treatment of virus-associated hemorrhagic cystitis and ongoing POC clinical trials for multi-virus prevention in HSCT and BKV in kidney transplant.

As an ElevateBio, LLC, or ElevateBio, affiliate, we are able to leverage ElevateBio’s expertise to rapidly and efficiently manufacture VST therapies for clinical trials and commercialization. Our lead product candidate, posoleucel, is a multi-VST-cell therapy that targets six viruses: BK virus, JC virus, cytomegalovirus, adenovirus, Epstein-Barr virus and human herpesvirus 6. We are prioritizing prevention and treatment programs with the largest potential to transform transplant patient care and outcomes. We are focusing on key areas where there are limited or no options, including the treatment or prevention of life-threatening viral diseases caused by six devastating viruses with a single therapy. In addition to our ongoing programs, we plan to initiate a Phase 3 study by the end of 2021 evaluating posoleucel for the treatment of adenovirus (AdV) in adult and pediatric allogeneic HSCT recipients. Based on progress in our POC clinical trial for multi-virus prevention in allogeneic HSCT recipients, we have elected to delay the initiation of two planned CMV treatment studies – a planned Phase 3 pivotal trial in allogeneic HSCT patients and a POC clinical trial in solid organ transplant patients – until we have analyzed additional data from the ongoing prevention trial. These data will inform the need for future CMV treatment options and the potential benefit of exploring a multi-virus prevention approach in solid organ transplant patients. In addition, ALVR106 is our second multi-virus-targeted off-the-shelf VST product candidate targeting devastating respiratory diseases caused by respiratory syncytial virus, or RSV, influenza, parainfluenza virus, or PIV, and human metapneumovirus, or hMPV. An Investigational New Drug, or IND, application with the FDA for ALVR106 was cleared in the fourth quarter of 2020 and we plan to initiate a Phase 1/2 clinical study in autologous and allogeneic HSCT patients with respiratory viral diseases in the fourth quarter of 2021. Pursuant to the sponsored research agreement with Baylor College of Medicine (“BCM”), BCM initiated a proof-of-concept trial for ALVR109, an allogeneic, off-the-shelf VST therapy designed to target SARS-CoV-2, the virus that causes the severe and life-threatening viral disease, COVID-19. ALVR109 is being studied to arrest the progression of COVID-19 by eradicating SARS-CoV-2 virus-infected cells. BCM initiated the POC clinical trial in the fourth quarter of 2020 and early clinical data on the activity, tolerability and persistence of ALVR109 were reported in September, 2021. With efficacy of available vaccine and therapies to prevent serious disease, we do not see a role for our COVID-19 therapy in a broad population. However, depending on the evolution of the SARS-CoV-2 virus, there may be a future role to treat immunocompromised patients who aren’t adequately served by available vaccines and therapies. We continue to make ALVR109 available to physicians in response to appropriate compassionate use requests, and we are monitoring the evolution of the SARS-CoV-2 virus and the COVID-19 pandemic to guide the next steps for this program in the context of our broader R&D portfolio and priorities. In the preclinical space, we are advancing ALVR107 designed to target hepatitis B, or HBV, infected cells and cure chronic HBV infections and plan to complete preclinical IND enabling studies for ALVR107 in the fourth quarter of 2021. Lastly, we have paused our preclinical work on ALVR108 to treat human herpesvirus-8, or HHV-8, associated diseases including Kaposi Sarcoma, or KS, primary effusion lymphoma, or PEL, and multicentric Castleman’s disease, or MCD given the declining incidence of HHV-8 associated diseases. We own worldwide development and commercialization rights to our cell therapies.

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

On August 6, 2021, we filed an automatically effective registration statement on Form S-3 (the “Registration Statement”) with the SEC which registered the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with SVB Leerink LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement (the “ATM Program”). As of September 30, 2021, no sales had been made pursuant to the ATM Program.

We have incurred significant operating losses since inception, including net losses of $45.5 million and $114.0 million for the three and nine months ended September 30, 2021, respectively. At September 30, 2021 we had an accumulated deficit of $239.1 million.

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

At September 30, 2021, we had cash, cash equivalents and short-term investments of $275.8 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

Relationship with ElevateBio

On September 17, 2018, we entered into a Series A2 Preferred Stock Purchase Agreement, or the Series A2 Agreement, with ElevateBio. ElevateBio was formed in November 2017 and is headquartered in Cambridge, Massachusetts, with a focus on the development of a portfolio of novel cell therapy programs acquired through business development activities with biotechnology companies. ElevateBio is structured as a holding company, comprised of asset-specific subsidiaries focused on the development of the pipeline assets, as well as a manufacturing subsidiary with the expertise to provide drug development and manufacturing services. As a result of ElevateBio’s purchase of our Series A2 Preferred Stock, which converted to common stock upon completion of our IPO, ElevateBio acquired an ownership interest to our unaudited condensed consolidated financial statements appearing elsewhere in this Form 10-Q. The Chief Financial Officer of ElevateBio currently serves in a similar management role with us. In May 2021, Diana M. Brainard M.D., succeeded David Hallal, ElevateBio’s Chief Executive Officer, as the Company’s Chief Executive Officer and principal executive officer. Mr. Hallal became the Executive Chairman of the Company and continues to be a member of the Company’s board of directors.

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

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Operating expenses:
Research and development	$33,062	$17,182	$15,880
General and administrative	12,442	6,718	5,724
Total operating expenses	45,504	23,900	21,604
Loss from operations	(45,504)	(23,900)	(21,604)
Total other income (loss), net:
Interest income	253	112	141
Other income (loss), net	(259)	174	(433)
Net loss	$(45,510)	$(23,614)	$(21,896)

Research and Development Expenses

The following table summarizes our research and development costs for each of the periods presented (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Direct research and development expenses by program:
posoleucel	$15,384	$7,815	$7,569
ALVR106	2,650	2,328	322
ALVR109	264	—	264
Discovery	1,118	378	740
Unallocated research and development expenses:
Personnel expenses (including stock-based compensation)	12,530	6,398	6,132
Other expenses	1,116	263	853
Total research and development expenses	$33,062	$17,182	$15,880

Research and development expenses were $33.1 million for the three months ended September 30, 2021, compared to $17.2 million for the three months ended September 30, 2020. The increase of $15.9 million was primarily due to:

•
a $7.6 million increase in costs related to the development of posoleucel, our most advanced product candidate, primarily due to an increase in costs related to the outsourcing of manufacturing of $3.9 million and the development of clinical trials of $3.7 million;
•
a $0.3 million increase in costs related to the development of ALVR106, primarily due to an increase in costs related to the outsourcing of manufacturing of $0.4 million;

•
a $0.3 million increase in costs related to the development of ALVR109, primarily due to increased costs related to COVID-19 clinical trials;
•
a $6.1 million increase in personnel-related costs consisting of $2.4 million in stock-based compensation expense, $4.4 million in payroll related costs, and $0.6 million in bonuses, all primarily due to an increase in employee headcount, offset by a decrease in external consultant fees of $1.3 million as a result of increased internal dedicated resources; and
•
a $0.9 million increase in other research and development expenses, including facilities, rent, recruiting, and equipment driven by an increase in headcount.

General and Administrative Expenses

General and administrative expenses were $12.4 million for the three months ended September 30, 2021, compared to $6.7 million for the three months ended September 30, 2020. The increase of $5.7 million consisted of an increase of $4.9 million in payroll and personnel-related costs, including stock-based compensation of $4.0 million, primarily due to an increase in headcount, a $0.4 million increase in professional and consulting fees for legal and accounting, and a $0.3 million increase in insurance.

Total Other Income (Loss), Net

Total “other income (loss), net” decreased by $0.3 million primarily due to a $0.2 million change in amortization and accretion of discounts on short-term investments.

Comparison of the nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Operating expenses:
Research and development	$79,132	$32,906	$46,226
General and administrative	34,890	12,987	21,903
Total operating expenses	114,022	45,893	68,129
Loss from operations	(114,022)	(45,893)	(68,129)
Total other income, net:
Interest income	1,233	735	498
Other income, net	(1,232)	573	(1,805)
Net loss	$(114,021)	$(44,585)	$(69,436)

Research and Development Expenses

The following table summarizes our research and development costs for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Direct research and development expenses by program:
posoleucel	$31,006	$13,986	$17,020
ALVR106	7,060	5,320	1,740
ALVR109	2,295	—	2,295
Discovery	2,158	692	1,466
Unallocated research and development expenses:
Personnel expenses (including stock-based compensation)	33,719	12,312	21,407
Other expenses	2,893	596	2,297
Total research and development expenses	$79,132	$32,906	$46,226

Research and development expenses were $79.1 million for the nine months ended September 30, 2021, compared to $32.9 million for the nine months ended September 30, 2020. The increase of $46.2 million was primarily due to:

•
a $17.0 million increase in costs related to the development of posoleucel, our most advanced product candidate, primarily due to an increase in costs related to the outsourcing of manufacturing of $7.2 million and the development of clinical trials of $9.7 million;
•
a $1.7 million increase in costs related to the development of ALVR106, primarily due to an increase in costs related to the outsourcing of manufacturing of $2.1 million offset by a decrease in costs related to clinical trials of $0.6 million;
•
a $2.3 million increase in costs related to the development of ALVR109, primarily due to increased costs related to COVID-19 clinical trials of $1.0 million and related manufacturing of $0.7 million;
•
a $21.4 million increase in personnel-related costs consisting of $9.4 million in stock-based compensation expense, $10.4 million in payroll related costs, and $2.3 million in bonuses, all primarily due to an increase in employee headcount; and
•
a $2.3 million increase in other research and development expenses, including facilities, rent, recruiting and equipment driven by an increase in headcount.

General and Administrative Expenses

General and administrative expenses were $34.9 million for the nine months ended September 30, 2021, compared to $13.0 million for the nine months ended September 30, 2020. The increase of $21.9 million consisted of an increase of $17.3 million in payroll and personnel-related costs, including stock-based compensation of $13.7 million, primarily due to an increase in headcount, a $1.2 million increase in professional and consulting fees for legal and accounting, and a $2.8 million increase in insurance.

Total Other Income (Loss), Net

Total “other income (loss), net” decreased by $1.3 million primarily due to a $1.0 million change in amortization and accretion of discounts on short-term investments.

Liquidity and Capital Resources

Sources of Liquidity

At September 30, 2021, we have funded our operations primarily through equity financings and have received net cash proceeds of approximately $156.3 million from the sale of our preferred stock and $292.0 million of net proceeds from the sale of common stock in our IPO. On August 6, 2021, we filed the Registration Statement with the SEC and simultaneously entered into a sales agreement with SVB Leerink LLC, as sales agent, for the ATM Program. As of September 30, 2021, no sales had been made pursuant to the ATM Program.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our manufacturing, licensing and lease obligations described further below.

Funding Requirements

At September 30, 2021, our cash, cash equivalents and short-term investments were $275.8 million. We believe that our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(78,251)	$(39,718)
Net cash provided by (used in) investing activities	199,506	(171,419)
Net cash provided by financing activities	167	292,329
Effect of exchange rate changes on cash and cash equivalents	(44)	(26)
Net increase in cash and cash equivalents	$121,378	$81,166

Operating Activities

Net cash used in operating activities was $78.3 million for the nine months ended September 30, 2021, reflecting a net loss of $114.0 million, partially offset by non-cash charges of $29.8 million and a net change of $6.0 million in our net operating assets and liabilities. The non-cash charges primarily consist of stock compensation expense and amortization and accretion of discounts on short-term investments. The change in our net operating assets and liabilities was primarily due to an increase of $1.9 million in prepaid expenses and other current assets and a decrease of $8.8 million in accounts payable, accrued expenses and amount due to related party.

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

The $38.5 million increase in cash used in operating activities for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 is primarily due to an increase in research and development expenses and general and administrative expenses as a result of advancing the development of posoleucel, ALVR106 and ALVR109 and operating as a public company, including increased personnel costs related to our increased headcount and our increased efforts towards identifying product candidates.

Investing Activities

Net cash provided by investing activities was $199.5 million for the nine months ended September 30, 2021, which was primarily due to investment maturities of $230.0 million, partially offset by the purchase of investments of $30.1 million and the purchase of property and equipment of $0.4 million.

Net cash used in investing activities was $171.4 million for the nine months ended September 30, 2020, which was primarily due to the purchase of investments of $242.4 million, partially offset by investment maturities of $71.0 million.

Financing Activities

Net cash provided by financing activities was $0.2 million for the nine months ended September 30, 2021 due to proceeds from the exercise of stock options.

Net cash provided by financing activities was $292.3 million for the nine months ended September 30, 2020 due to proceeds from our IPO, net of issuance costs paid.

Contractual Obligations

During the nine months ended September 30, 2021, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020, with the exception of the new lease agreement with BP Bay Colony LLC and sublease agreement with AMAG Pharmaceuticals Inc. entered into in September 2021 (see "Note 5 - Leases").

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA, and one later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

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

Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plan to continue progress toward resuming standard operational levels. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities. If the FDA becomes unable to continue its current level of performance, we could experience delays and setbacks for our product candidates and for any approvals we may seek which could adversely affect our business.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. The FDA has granted orphan drug designation to posoleucel for the treatment of virus-associated hemorrhagic cystitis. In the European Union, the prevalence of the condition must not be more than 5 in 10,000. The EMA has granted posoleucel orphan drug designation to treatment in HSCT. This designation covers the treatment of all viruses targeted by posoleucel in all HSCT patients: BK virus, or BKV, cytomegalovirus, or CMV, adenovirus, or AdV, Epstein-Barr virus, or EBV, and human herpesvirus 6, or HHV-6. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

In addition, manufacturers of drug products and their facilities are subject to initial and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or cGMP, Good Clinical Practices, or GCP, current good tissue practices, or cGTP, and other regulations. For certain commercial prescription biological products, manufacturers, and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell any product candidates for which we obtain regulatory approval. In particular, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, or ACA, was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The Affordable Care Act and its implementing regulations, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program were calculated for certain drugs and biologics, including our product candidates, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, provided incentives to programs that increased the federal government’s comparative effectiveness research and established a new Medicare Part D coverage gap discount program.

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, some laws affecting the implementation of certain taxes under the ACA have been signed into law. For example, the Tax Cuts and Jobs Act of 2017, or TCJA, includes a provision that decreased, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate,” to $0. On December 14, 2018, a District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. However, on June 17, 2021, the U.S. Supreme Court dismissed the plaintiffs' challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among other things, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge to repeal or replace the ACA, will impact our business.

Other legislative changes and healthcare reform initiatives have been proposed and adopted in the U.S. since the Affordable Care Act was enacted. On October 13, 2017, former President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On August 14, 2020, the U.S. Court of Appeals for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid CSRs for the years preceding and including 2017. For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. On April 27, 2020, the United States Supreme Court reversed the U.S. Court of Appeals for the Federal Circuit decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula.

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

Further, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to request access to certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act. On July 9, 2021, President Biden issued an executive order directing the FDA to, among other things, continue to clarify and improve the approval framework for biosimilars, including the standards for interchangeability of biological products, facilitate the development and approval of biosimilar and interchangeable products, clarify existing requirements and procedures related to the review and submission of BLAs, and identify and address any efforts to impede biosimilar competition.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of these changes on the regulatory approvals of our product candidates, if any, may be. In the U.S., the European Union and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices for certain products in certain markets. For example, in the U.S., there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25,

2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on August 6, 2021 CMS announced a proposed rule to rescind the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors have been delayed until January 1, 2023. Further, implementation of these changes and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed.

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs (“SCODs”). The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. Plaintiffs-appellees filed a petition for a writ of certiorari at the Supreme Court on February 10, 2021. On July 2, 2021, the Supreme Court granted the petition. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.

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

In addition, certain states govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General commenced enforcement actions against violators beginning July 1, 2020. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. Further, a new California privacy law, the California Privacy Rights Act, or CPRA, was passed by California voters on November 3, 2020 to amend and expand the CCPA. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). We will continue to monitor developments related to the CCPA, as amended and anticipate additional costs and expenses associated with compliance. The uncertainty surrounding the implementation of CCPA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

We may also be subject to additional privacy restrictions in various foreign jurisdictions around the world in which we operate or process personal information. The collection, use, storage, disclosure, transfer, or other processing of personal information regarding individuals in the European Economic Area, or EEA, including personal health data, is subject to the General Data Protection Regulation 2016/679, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further, the United Kingdom’s decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In addition, various jurisdictions around the world continue to propose new laws that regulate the privacy and/or security of certain types of personal data. Complying with these laws, if enacted, would require significant resources and leave us vulnerable to possible fines and penalties if we are unable to comply.

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

As of September 30, 2021, we had 110 employees. As our development and commercialization plans and strategies develop, and as we begin operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. In particular, we may need to add substantial additional personnel and other resources to support our development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses were $69.8 million and $23.8 million for the years ended December 31, 2020 and 2019, respectively. As of September 30, 2021, we had an accumulated deficit of $239.1 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

We had cash, cash equivalents and short-term investments of $275.8 million as of September 30, 2021. We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Any of our current or future license agreements may also be terminated if we are unable to meet the payment or other obligations under the agreements.

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 65% of our common stock as of September 30, 2021. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Our association with ElevateBio provides access to ElevateBio’s BaseCamp cell therapy process development and manufacturing expertise. ElevateBio has established a centralized facility dedicated to the production of cell and gene therapy products for its affiliated companies, eliminating the need for each company to build its own facilities and hire the appropriate expertise and intends become a supplier of our drug product. ElevateBio currently manages all of our current investigational cell therapies at external contract manufacturing organizations, or CMOs and plans to provide additional GMP manufacturing capacity and drug product supply. The facility commissioning and qualification activities required to support production at BaseCamp will be completed in February 2022. Product-specific qualification to support clinical development and commercial production qualification activities are ongoing. If the appropriate regulatory approvals for at our existing CMO or our facility are delayed, we may not be able to manufacture sufficient quantities of our drug candidates, which would limit our development activities and our opportunities for growth and revenues.

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

We are currently manufacturing our posoleucel and ALVR106 VSTs at an external cGMP CMO and ALVR109 has been manufactured at an academic cGMP facility, and we primarily rely on a single contract testing laboratory for each drug product release test. We are also utilizing single sourced suppliers for cell culture media, peptides, cytokines and drug product formulation buffers for the manufacturing of drug product. We plan to qualify back up and redundant raw material suppliers and additional CMOs to increase manufacturing capacity. If any manufacturing facility, raw material or drug product in our manufacturing network, or the equipment in these facilities, is either damaged or destroyed, we may not be able to quickly or inexpensively replace our manufacturing capacity or replace it at all. Additionally, changes to the manufacturing process that occur in the transfer or setup of new manufacturing facilities could require that we conduct bridging studies before being able to proceed with either clinical or commercial manufacturing activities. In the event of a temporary or protracted loss of a facility or its equipment, we may not be able to transfer manufacturing to a third party in the time required to maintain supply. Even if we could transfer manufacturing to a third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with the necessary regulatory requirements or may require regulatory approval before selling any products manufactured at that facility. Such an event could delay our clinical studies or reduce our commercial product sales.

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

3.2	Amended and Restated Bylaws of AlloVir, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 001-39409) filed on August 3, 2020).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239698) filed on July 23, 2020).

10.1#†

Sublease by and between AlloVir, Inc. and AMAG Pharmaceuticals, Inc., dated September 8, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-39409) filed on September 13, 2021).

10.2#†

Lease by and between AlloVir, Inc. and BP Bay Colony LLC, dated September 8, 2021 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-39409) filed on September 13, 2021).

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

† Schedules to the Sublease and Lease have been omitted pursuant to Item 601(b)(2) of Regulation S-K because they contain information that is both (i) not material and (ii) of the type that the registrant treats as private and confidential. The registrant will furnish copies of any such schedules to the U.S. Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 5, 2021	By:	/s/ Diana Brainard
Diana Brainard
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 5, 2021	By:	/s/ Vikas Sinha
Vikas Sinha
President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)