Form 10-K
period 2021-12-31
Allovir, Inc.
filed 2022-02-10
CIK 1754068

d

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39409

ALLOVIR, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	83-1971007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1100 Winter Street Waltham, MA	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 433-2605

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ALVR	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the @Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $598.9 million based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2021, the last business day of the registrant's most recently completed second quarter. In determining the market value of non-affiliate common stock, shares of the Registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock, par value $0.0001 per share, outstanding as of February 4, 2022 was 65,345,501.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders, or the Proxy Statement, which the Registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year end of December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in the section entitled “Risk Factors.” These risks include, but are not limited to, the following:

•
Our business could be adversely affected by the effects of health epidemics, including the ongoing COVID-19 pandemic, in regions where our contracted third parties, including CROs or CDMOs, have significant research, development or manufacturing facilities, concentrations of clinical trial sites or other business operations, causing disruption in supplies and services.
•
We are a late clinical-stage cell therapy company and we have incurred net losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.
•
Our business is highly dependent on our lead product candidate, posoleucel (previously referred to as Viralym-M or ALVR105), and we must complete clinical testing before we can seek regulatory approval and begin commercialization of any of our product candidates.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements, including but not limited to, statements about:

•
the success, cost, timing and potential indications of our product development activities and clinical trials, including the ongoing and future clinical trials of posoleucel, ALVR106 and ALVR107;
•
the timing of our planned Investigational New Drug (IND) submissions to the FDA for our product candidates, including ALVR107;
•
the timing of the initiation, enrollment and completion of planned clinical trials;
•
our plans to research, develop and commercialize our product candidates, including posoleucel, ALVR106, ALVR109 and ALVR107;
•
the timing of the initiation, completion and outcomes of our preclinical studies;
•
the costs of development of any of our product candidates or clinical development programs and our ability to obtain funding for our operations, including funding necessary to complete the clinical trials of any of our product candidates;
•
our ability to successfully manufacture and distribute posoleucel, ALVR106 and ALVR107 or any other future product or product candidate;
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
•
risks associated with the COVID-19 pandemic, including the emergence of new variants, which may adversely impact our business and clinical trials;
•
the size of the markets for our VST product candidates, and our ability to serve those markets;
•
whether the results of our clinical trials will be sufficient to support domestic or foreign regulatory approvals for any of our product candidates;
•
our ability to successfully commercialize our product candidates, including posoleucel, ALVR106 and ALVR107;
•
the rate and degree of market acceptance of our product candidates, including posoleucel, ALVR106 and ALVR107;
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

PART I

Item 1. Business.

Overview

We are a leading late clinical-stage cell therapy company developing highly innovative allogeneic T-cell therapies to treat and prevent devastating viral diseases. Our innovative and proprietary virus-specific T cell, or VST, therapy platform allows us to generate off-the-shelf VSTs designed to restore immunity in patients with T-cell deficiencies who are at risk from the life-threatening consequences of viral diseases. There is an urgent medical need for therapies to treat a large number of patients suffering from viral diseases who currently have limited or no treatment options. We are developing four innovative, allogeneic, off-the-shelf VST therapy candidates targeting 12 different devastating viruses. The most advanced is posoleucel (previously referred to as Viralym-M or ALVR105) for which we have ongoing pivotal trials for the treatment of virus-associated hemorrhagic cystitis, or HC, and for the treatment of adenovirus, or AdV, infections and ongoing proof-of-concept, or POC, clinical trials for multi-virus prevention in HCT and for BKV treatment in kidney transplant.

Posoleucel, is a multi-VST therapy that targets six viruses: AdV, BK virus, or BKV, cytomegalovirus, or CMV, Epstein-Barr virus, or EBV, human herpesvirus 6, or HHV-6, and JC virus. We are initially focusing the development of posoleucel in immunocompromised allogeneic hematopoietic cell transplant, or HCT, and solid organ transplant, or SOT, patients who are at high risk for life-threatening viral infections from the six viruses targeted by posoleucel. In our Phase 2 proof-of-concept trial in 58 allogeneic HCT patients with one or more treatment-refractory infections who were treated with posoleucel, 93% achieved a clinical response.

Posoleucel has the potential to fundamentally transform the treatment landscape for transplant patients by substantially reducing or preventing disease morbidity and mortality, thereby dramatically improving patient outcomes. To fully explore the clinical benefit of posoleucel, we plan three Phase 3 pivotal and one Phase 2 POC trial in clinical development in 2022 for the treatment and prevention of life-threatening viral diseases in pediatric and/or adult patients, each representing a potential meaningful commercial opportunity. To this end, two Phase 3 clinical trials – one in virus-associated HC and one in AdV infection in HCT patients – and the POC trial in BKV are ongoing. A third Phase 3 trial in multi-virus prevention in HCT patients is expected to initiate in the first half of 2022, following positive preliminary results of the ongoing, open-label Phase 2 multi-virus prevention study.

Based on the data generated from our Phase 2 POC treatment trial and the critical medical need, posoleucel has been granted PRIority MEdicines, or PRIME, designation by the European Medicines Agency, or the EMA, for the treatment of serious infections caused by its five targeted viruses in HCT patients. Moreover, posoleucel has been granted two Regenerative Medicine Advanced Therapy, or RMAT, designations by the U.S. Food and Drug Administration, or the FDA – the first for the treatment of HC caused by BKV in adults and children following allogeneic HCT, and the second for the treatment of AdV infections in adults and children following allogeneic HCT. Posoleucel was one of the first seven investigational therapies to receive both PRIME and RMAT designations and is one of a select few investigational therapies to receive two RMAT designations. While these designations may not lead to a faster development process and do not increase the likelihood that a product candidate will receive approval from the FDA or EMA, we expect that PRIME and RMAT designations will result in increased EMA and FDA interactions to support our development efforts and may enable an expedited regulatory review process. In addition, the FDA has granted posoleucel Orphan Drug Designation for the treatment of virus-associated HC, and the EMA’s Committee for Orphan Medical Products granted orphan medicinal product designation to posoleucel for all five targeted viruses in HCT patients.

In clinical trials conducted to date, we have treated more than 300 allogeneic HCT patients with either single or multi-virus targeted allogeneic VSTs, and our product candidates have been generally well-tolerated and have been associated with clinical benefit. In the Phase 2 CHARMS study of posoleucel for the treatment of infections and disease caused by AdV, BKV, CMV, EBV, HHV-6 and JCV, immunocompromised patients with drug-refractory infections and diseases who were treated with posoleucel achieved high response rates across all six viruses. Preliminary data from the open-label Phase 2 study of posoleucel for multi-virus prevention presented last year demonstrated a substantial reduction in the expected rate of clinically significant viral infections or diseases and no end-organ disease among high-risk allogeneic HCT patients who had received at least one dose of posoleucel in the ongoing study. We believe that our allogeneic, off-the-shelf VSTs can benefit patients with other conditions characterized by T-cell deficiencies who are at high risk for life-threatening viral diseases, including immunocompromised cancer patients, the elderly and young children with immature immune systems. We are advancing a pipeline of VST therapies for delivery to individuals with compromised immune systems and those who are at high risk, or suffering from, the life-threatening consequences of viral diseases.

Our proprietary VST manufacturing platform enables the rapid, robust and reproducible generation of single-virus and multi-virus specific cell therapeutic candidates for clinical use. Our VST production process selectively expands polyclonal (CD4+ helper and CD8+

cytotoxic) virus-targeted T-cell populations. The critical components of our off-the-shelf VST platform, for which patents are issued and/or pending, include:

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

We have applied this expertise in the development of additional product candidates that may benefit high risk individuals:

•
ALVR106 is our second off-the-shelf, multi-VST product candidate that we developed to target devastating respiratory diseases caused by human metapneumovirus, or hMPV, influenza, parainfluenza virus, or PIV, and respiratory syncytial virus, or RSV. Our POC clinical trial opened for enrollment at the end of 2021.
•
We are also advancing ALVR107 designed to target hepatitis B, or HBV, infected cells and with the aim of curing chronic HBV infections. Preclinical and IND-enabling studies of ALVR107 to treat and cure HBV will be completed in 2022 to support advancement into a POC study.
•
ALVR109 is an allogeneic, off-the-shelf single virus-targeted cell therapy designed to target SARS-CoV-2, the virus that causes the severe and life-threatening viral disease, COVID-19. ALVR109 is designed to arrest the progression of COVID-19 by eradicating SARS-CoV-2 virus-infected cells. In its capacity as trial sponsor, Baylor College of Medicine, or BCM, initiated the POC clinical trial in the fourth quarter of 2020 and data were reported in 2021.

If approved, we believe posoleucel has a large global market opportunity to treat and prevent devastating viral diseases. Based on the established epidemiology of our target indications, we estimate the addressable transplant patient population for posoleucel will be approximately 148,000 HCT and SOT patients annually in 2025. We believe transplant patients represent one segment of the large number of immunocompromised patients suffering from devastating viral infections who could potentially benefit from posoleucel.

As an ElevateBio LLC affiliate, we are able to leverage ElevateBio’s cell therapy expertise to develop and manufacture VST therapies for clinical trials and commercialization. ElevateBio has established ElevateBio BaseCamp, Inc., or BaseCamp, a centralized cell and gene therapy development and manufacturing facility dedicated to the production of products for its affiliated companies.

Our management team has significant experience in successfully advancing products from early-stage discovery through commercialization. Our Chief Executive Officer, Diana Brainard, has more than 20 years of experience in the biopharmaceutical industry and academic medicine. During her 10-year tenure at Gilead Sciences, Diana served as the head of the virology therapeutic area, leading the development and launch of some of the most successful drugs of the last decade, including Sovaldi, Harvoni, Epclusa and Biktarvy. In 2020, she led the company-wide initiative to rapidly advance Veklury (remdesivir) to become the first and only antiviral to receive regulatory approval for the treatment of SARS-CoV-2, which earned her global recognition as one of the most influential people in the fight against SARS-CoV-2. Her industry career began at Merck, where she held positions in clinical pharmacology and experimental medicine. Diana also serves as an Independent Director of Nektar Therapeutics.

Vikas Sinha, our President and Chief Financial Officer, brings more than 25 years of experience in executive finance roles within the biopharmaceutical industry. He served as the Chief Financial Officer of Alexion Pharmaceuticals for more than 11 years, where he oversaw the global expansion of the company across 50 countries and revenue growth to more than $3 billion. Prior to joining Alexion, Vikas held various positions with Bayer AG across the world, including CFO, Bayer Pharma, North America and CFO, Bayer Yakuhin, Japan. He also serves as Chief Financial Officer of ElevateBio and an Independent Director and Audit Committee Chair at Verona as well as an Independent Director and Audit Committee Chair at BCLS Acquisition Corp.

To date, we have raised $156.9 million in aggregate gross proceeds through private financings and $317.7 million in aggregate gross proceeds through our IPO, which closed in August 2020.

Our Pipeline

We are advancing a pipeline of four allogeneic off-the-shelf VST therapy candidates targeting 12 different viruses to treat and prevent life-threatening viral diseases. For each of these pipeline therapies, we have global development and commercialization rights. The chart below summarizes key information about our programs.

•
Posoloeucel. An allogeneic, off-the-shelf VST therapy candidate targeting six common viruses: AdV, BKV, CMV, EBV, HHV-6 and JCV, which can lead to devastating viral disease in the allogeneic HCT population. In our Phase 2 POC trial, 93% of allogeneic HCT patients with infections from one or more of the target viruses and who previously failed or were intolerant to conventional antiviral treatments, achieved a clinical response when treated with posoleucel therapy. Given that it is multi-VST product candidate, posoleucel has multiple potential applications. To this end, two Phase 3 clinical trials – one in virus-associated HC and one in adenovirus infection in HCT patients – and the POC trial in BKV are already ongoing. A third Phase 3 trial in multi-virus prevention in HCT patients is expected to initiate in the first half of 2022.
•
ALVR106. An allogeneic, off-the-shelf VST therapy candidate developed to target devastating diseases caused by four respiratory viruses: hMPV, influenza, PIV and RSV. We submitted an IND to the FDA for ALVR106 and received clearance in the fourth quarter of 2020. Our POC clinical trial opened for enrollment at the end of 2021.
•
ALVR107. An allogeneic, off-the-shelf VST therapy candidate designed to target HBV-infected cells with the aim of curing chronic HBV infections. Preclinical and IND-enabling studies of ALVR107 to treat and cure HBV will be completed in 2022 to support advancement into a POC study.
•
ALVR109. An allogeneic, off-the-shelf VST therapy candidate designed to target SARS-CoV-2, the virus that causes the severe and life-threatening viral disease, COVID-19. We are making ALVR109 available to physicians in response to compassionate use requests.

Our Strategy

Our goal is to extend our leadership position in the development of allogeneic, off-the-shelf VST-cell therapies to serve patients at risk of the life-threatening consequences of severe viral diseases. To achieve this, we are pursuing the following strategies:

•
Accelerate posoleucel through pivotal and proof-of-concept trials for five indications with no FDA-or EMA-approved or effective treatment options. By targeting six devastating viral pathogens, we believe that posoleucel has the potential to fundamentally transform the care of HCT and SOT patients, as well as other individuals at high risk for opportunistic viral infections, by substantially reducing or preventing disease morbidity and dramatically improving patient outcomes. We expect to have three ongoing Phase 3 trials of posoleucel in the first half of 2022. Two of the Phase 3 trials are already ongoing – one for the treatment of virus-associated HC and one for the treatment of AdV infections – and a third Phase 3 trial for multi-virus prevention is expected to initiate in the first half of the year. Final data from the Phase 2 multi-virus prevention study are planned to be presented in the second half of this year. A POC trial evaluating posoleucel for the treatment of BKV in kidney transplant patients is ongoing, and initial data from this study are anticipated to be presented in the first half of the year.
•
Capitalize on our allogeneic VST platform to advance two additional highly innovative therapies targeting five life-threatening viruses. We believe that ALVR106 has the potential to transform the treatment of respiratory viruses and substantially reduce the severity of respiratory infections while improving patient outcomes. ALVR106 will be developed in HCT patients suffering from respiratory viral infections, with the goal to extend to other high-risk patient populations, such as immunocompromised cancer patients, the very young and the elderly. In addition, we are advancing ALVR107 to cure chronic HBV infections.
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
•
Leverage our differentiated, proprietary and versatile process to rapidly and efficiently manufacture our VST therapy candidates. We have developed an efficient, reliable and scalable manufacturing process for our allogeneic, off-the-shelf VST therapy candidates. We also plan to leverage the substantial cell therapy manufacturing expertise and state-of-the-art facility of ElevateBio to expand internal capabilities for our growing global manufacturing network. We will leverage CytokinTM and CytomatchTM, our proprietary algorithms for donor selection and VST therapy HLA matching, to efficiently build our global supply chain to serve a growing number of patients that could benefit from our highly innovative off-the-shelf ready-to-use VST therapy candidates.
•
Build a fully integrated, global VST therapy company. We intend to continue building unparalleled bench-to-bedside capabilities to discover, develop, manufacture and commercialize our highly innovative off-the-shelf VST therapy candidates, if approved, to serve a large number of patients suffering from the life-threatening consequences of viral diseases. Initially, to launch our late clinical stage therapies for the treatment of transplant patients, we will establish a focused commercial infrastructure targeting high-volume transplant centers globally. As we eventually progress to serve non-transplant patients at high-risk for the life-threatening consequences of viral diseases, we will expand our global commercial capabilities.

The Immune System and the Role of T Cells

In healthy individuals, the adaptive immune response forms a critical component of the body’s natural defense system and provides protection against numerous disease-causing viruses, as depicted in the figure below. Certain types of T cells have an essential role in driving the immune response to viruses. The major role of CD8+ “cytotoxic” T cells is to kill virus-infected or otherwise diseased cells, while the major role of CD4+ “helper” T cells is to produce soluble proteins, known as cytokines, which produce direct antiviral effects and support CD8+ T-cell survival. CD4+ T cells can also signal other immune cell types, including antibody-producing B cells, thereby influencing the broader antiviral immune response. CD8+ and CD4+ T cells are vital components in maintaining adaptive immunity against many devastating viruses.

Figure 1. T cells play a central role in response to viral infection

T cells recognize viruses via their T-cell receptors, or TCRs, which selectively recognize “foreign” viral peptides displayed by a compatible “self” human leukocyte antigen, or HLA, proteins present on the surface of virus-infected cells or antigen presenting cells. Once T cells bind to the peptide-HLA complex, they become activated and start to multiply as the body mounts an immune response to control or eliminate the virus. In contrast, if the peptide displayed by the HLA allele is not “foreign” but instead from a “self” antigen, then T cells do not bind to the cell and no immune response is generated.

To be clinically effective, at least a portion of the infused, allogeneic, off-the-shelf VSTs must be compatible, or partially HLA matched, with the patient so that some of the infused T cells can bind to viral peptide-HLA complexes, resulting in selective antiviral effects against virus-infected cells.

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

Transplantation and Immunosuppression

There are two major types of transplant procedures: HCTs and SOTs. In each procedure, the immune system of the patient is suppressed or eliminated to prevent rejection of the transplanted cells or organs. In the case of HCT, this immunocompromised state is typically temporary and resolves once the transplanted donor stem cells begin to replenish the cells of the immune system. In SOT, most patients require a high dose of immunosuppressive drugs for the first six months post-transplant and some degree of immunosuppressive treatment for the rest of their lives.

HCTs are clinical procedures used in the treatment of severe and life-threatening diseases primarily of the blood and immune systems, including some forms of leukemia and lymphoma, genetic diseases and other blood-based diseases. In HCTs, physicians remove diseased or, in the case of some genetic diseases, missing blood cells, along with the stem cells that lead to their formation. The physician then replaces the diseased or missing blood cells with healthy red and white blood cell-forming stem cells from donors. The process of destroying the defective cells, known as conditioning, also leads to the depletion of the patient’s immune cells, leaving patients highly vulnerable to disease-causing viruses, which can become life-threatening due to their weakened immune systems. Patients can remain vulnerable for an extended period until the donor stem cells take up residence and begin to reconstitute a functional immune system. A key challenge in HCT is the identification of transplant material that is immunologically compatible with the patient. The selection of donors for HCT procedures requires that the donor’s HLA antigens comprise a close match to those of the patient, as an exact match is not often available. Procedures using more stringent conditioning enable these patients to receive partially matched stem cells from allogeneic donors. This more stringent conditioning, known as myeloablative conditioning, leaves the patient extremely immunosuppressed and highly prone to potentially deadly viral diseases.

Up to 90% of allogeneic HCT patients, the suppressed immune system allows viruses that were previously in a latent, quiescent state to reactivate and more than 60% of allogeneic HCT patients experience a reactivation of more than one virus, including BKV, CMV, AdV, EBV and HHV-6, as depicted in the figure below. In healthy, immunocompetent individuals, these viruses typically lead to mild, self-limiting infections. However, in immunocompromised patients, once reactivated, each of these viruses has the potential to cause significant morbidity and even mortality. It is estimated that more than 20% of all deaths associated with HCTs are due to infections.

Figure 2. Approximately 90% of patients undergoing allogeneic HCT have at least one viral infection and 62% have more than one

SOT has been established as a definitive treatment option for patients with organ failure. Over the past few decades, SOT procedures have rapidly progressed and now include a variety of solid organs, including the kidney, lung, liver, heart, intestine and pancreas. The increase in organ transplants has been matched by improved short- and long-term graft survival. This is due, in large part, to the use of immunosuppressive drugs that prevent the immune system from rejecting the transplanted organ. However, typically SOT patients require some degree of immunosuppressive therapy life-long, which leaves them vulnerable to viral infections and disease for a longer duration than HCT patients. In addition, high-risk SOT patients, including recipients of organs mismatched at a high number of HLA antigens, highly sensitized recipients, or ABO blood type incompatible recipients, tend to receive more rigorous immunosuppressive induction treatment, further increasing the risk of these patients contracting potentially deadly viral diseases. Further, SOT patients with the viral infections and diseases our product candidates aim to treat or prevent, suffer from worse outcomes, including graft failure, despite current standard of care treatment, as depicted in the figure below.

Figure 3. BKV in kidney transplant recipients leads to decreased graft survival despite standard of care

We believe transplant patients represent one segment of the large number of immunocompromised patients suffering from devastating viral infections who could potentially benefit from allogeneic, off-the-shelf VST therapies. Other individuals with weakened immune systems, including those with primary immunodeficiencies, the elderly and very young and patients who have compromised immune systems due to cancer or the treatment of their cancer are all at high risk of the life-threatening consequences of viral diseases and infections. Each of these target patient populations represents a large potential market that is currently untapped or underserved by existing therapies.

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

In contrast, the adoptive transfer of ex vivo expanded VSTs to HCT patients has generated promising preliminary disease outcome measures and safety data in treating a range of viral diseases in clinical trials. We designed an approach whereby VSTs could be prospectively generated from healthy, third-party donors expressing common HLA polymorphisms who were seropositive for all of the targeted viruses. These VSTs were prepared by stimulating peripheral blood mononuclear cells, or PBMCs, with viral antigens followed by ex vivo expansion and cryopreservation to enable utilization when needed by patients. We then clinically assessed whether such allogeneic VSTs, when administered as a partially HLA-matched off-the-shelf therapy could still provide clinical benefit in a safe manner. We have treated more than 300 allogeneic HCT patients with either single or multi-virus targeted allogeneic VSTs. These off-the-shelf VSTs have been generally well-tolerated and were associated with clinical benefit as indicated by the high response rate demonstrated in immunocompromised patients with drug-refractory infections and diseases.

Our Approach to Allogeneic Off-the-Shelf T-Cell Immunotherapy

There is an urgent medical need for therapies to treat a large number of patients suffering from devastating viral diseases who currently have limited or no treatment options. Our approach involves the restoration of viral immunity through the adoptive transfer of VSTs, which have been prospectively generated from healthy, eligible donors. These cells are immediately available for “off-the-shelf” administration to patients at risk from the devastating consequences of viral diseases due to T-cell deficiencies, as depicted in the figure below. The partial HLA match between the allogeneic VST therapy and infected patient allows the infused T cells to recognize and selectively kill virus-infected cells while leaving non-virus-infected host cells intact, thereby minimizing the risk of therapy-associated graft-versus-host disease, or GVHD.

Figure 4. Adoptive transfer of off-the-shelf VSTs kill virus-infected cells and restore virus-specific T-cell immunity

Our VSTs are generated from a panel of healthy, third-party blood donors that collectively express a diverse array of HLA allele subtypes. Collectively, these VSTs, which therefore recognize viral peptides displayed by an array of different HLA alleles, form a mini-bank of product candidates that provide coverage to more than 95% of patients in our targeted populations. These VSTs can be stored in a cryopreserved state and thus supplied rapidly and globally as an off-the-shelf therapy for patients suffering from, or at risk for contracting, one or more viral diseases.

Using our versatile and robust off-the-shelf VST platform, we are able to rapidly generate VST therapies for the treatment of a spectrum of viral diseases. This is demonstrated by our pipeline of four innovative, allogeneic off-the-shelf VST therapy candidates targeting both multi-virus (posoleucel and ALVR106) and single-virus indications (ALVR109 and ALVR107). Our portfolio not only showcases our potential to target multiple devastating viral diseases, but also highlights our ability to rapidly respond to emerging viruses, as evidenced by our COVID-19 program, and extend allogeneic off-the-shelf VST therapies beyond transplant patients in order to treat others at high risk of developing viral diseases.

Figure 5. AlloVir’s versatile off-the-shelf VST manufacturing platform

Our Proprietary Allogeneic VST Therapy Process

We are uniquely positioned to rapidly develop and implement T-cell therapies to treat and/or prevent a range of viral diseases, given our team’s extensive experience in the fields of virology, immunology and cell therapy. We have leveraged this expertise to design the robust and reproducible allogeneic VST therapy production process depicted in the figure below. This process is comprised of three steps that enable the reliable generation of allogeneic, off-the-shelf, single or multi-virus-specific T cells: (1) our virus-specific T-cell profiling and targeted donor selection process, CytokinTM; (2) rapid and scalable off-the-shelf VST manufacturing; and (3) our proprietary, customized VST-cell line selection process, CytomatchTM, which allows for rapid patient access to our allogeneic VST therapy.

Figure 6. Key advantages of AlloVir’s patented, highly efficient and industrialized VST platform

Step 1: Profiling T-Cell Responses to Viruses and Donor Selection

Identifying immunodominant viral antigens and selecting targeted donors, using CytokinTM, from whom to generate VSTs specific for these immunodominant viral antigens.

To define a hierarchy of immunodominance, we first analyze the T-cell immune response present in healthy individuals who have naturally controlled a viral infection. To delineate which viral antigens induce the strongest T-cell immune responses we evaluate two parameters: (1) the number of donors whose T cells recognize each of the expressed viral antigens and (2) the strength of the T-cell response induced by each antigen, as measured using functional assays such as production of cytokines. Using these parameters, we can establish a hierarchy of immunodominance and determine which antigens to select for incorporation into our VST manufacturing process. We identify and advance at least two viral antigens in each target virus. This allows us to generate polyclonal VSTs that recognize multiple parts of each of the target viruses, thereby minimizing the risk of virus immune escape with our product candidates.

Donor Selection—CytokinTM

We next apply our CytokinTM algorithm, as depicted in the figure below, to select the optimal combination of donors from whom to generate VSTs. CytokinTM compares the HLA types of our targeted patient population with a pool of diverse healthy, eligible seropositive donors and identifies a subset of donors, or a mini-bank, that collectively provide greater than 95% of all patients with an appropriate partially HLA-matched VST line. To ensure redundancy and that each patient has multiple VST line options, we build one or more additional mini-banks using the same strategy. In this way, we can assure both breadth and depth of patient coverage with our VST bank.

Figure 7. Implementing the CytokinTM algorithm to efficiently select donors from whom to generate mini-banks of VSTs

Step 2: Rapid and Scalable Off-the-Shelf VST Manufacturing

Applying our patented manufacturing platform to selectively, efficiently and rapidly expand polyclonal VSTs that are cryopreserved and available as an off-the-shelf therapy

To selectively activate and expand VSTs, we stimulate donor peripheral blood mononuclear cells, or PBMCs, with overlapping peptide libraries spanning immunodominant viral target antigens, in cell culture medium supplemented with growth factors for a period of approximately two weeks. During this timeframe, polyclonal VSTs are stimulated and expand while T cells that could potentially react with non-virus-infected patient cells and cause toxicities such as GVHD are deselected. In addition, for each virus we target at least two viral antigens in order to minimize the risk of virus immune escape. Once generated, these VSTs are stably maintained in a cryopreserved state allowing for immediate patient access. Each manufacturing run from an individual donor yields hundreds of product candidate doses.

Our ability to generate allogeneic, off-the-shelf VSTs in a single-step process allows us to minimize antigen competition and preserve polyclonality. As a result, our polyclonal VSTs are comprised of both helper (CD4+) and cytotoxic (CD8+) virus-specific T cells that recognize multiple parts of each of our target viral antigens, or viral peptides, presented by different HLA alleles. As a result, we can deliver our product candidate to patients based on partial HLA match. The partial HLA match between the allogeneic VST-cell line and infected patient allows the infused T cells to recognize and selectively kill virus-infected cells.

To facilitate investigational product supply for our clinical trials, we are currently manufacturing our posoleucel and ALVR106 VSTs at external cGMP CDMOs and leverage a network of cGLP contract testing laboratories. As an ElevateBio LLC affiliate, we are able to leverage ElevateBio’s cell therapy expertise to develop and manufacture VST therapies for clinical trials and commercialization. ElevateBio has established ElevateBio BaseCamp, Inc., or BaseCamp, a centralized cell and gene therapy development and manufacturing facility dedicated to the production of products for its affiliated companies. Therefore, we have also added ElevateBio BaseCamp to our manufacturing network.

Step 3: CytomatchTM and Immediate Patient Access to Our Allogeneic VST Therapy

Rapidly identifying the appropriate VST line for each patient using the CytomatchTM algorithm, ensuring immediate accessibility to therapy for high-risk patients

The final component of our process relates to the clinical use of our allogeneic off-the-shelf VST therapy. The CytomatchTM algorithm guides the selection of the VST line for patient treatment. VST therapies for infusion are chosen based on the level of HLA matching between patient and VST-cell line, with two HLA allele matches set as a minimum threshold. The “best” VST-cell line is rapidly identified and can be immediately packed and shipped to the treatment center, where it can be thawed and infused to patients without the need for additional manipulation.

Our Highly Innovative Allogeneic VST Therapy Candidates

Our pipeline of allogeneic, off-the-shelf VST therapy candidates is designed to restore virus-specific T-cell immunity in patients suffering from, or at risk for, life-threatening viral diseases. Our proprietary VST therapy platform can be used to generate allogeneic cell therapies targeting single or multiple viruses at commercial scale. We own worldwide development and commercialization rights to all our cell therapies.

Figure 8. AlloVir’s pipeline

Posoleucel

Our lead product candidate, posoleucel, is a multi-VST therapy targeting six viral pathogens: AdV, BKV, CMV, EBV, HHV-6 and JCV, which has the potential to fundamentally transform the treatment landscape for immunocompromised individuals.

We are initially focusing the development of posoleucel in immunocompromised HCT and SOT patients who are at high risk for life-threatening viral infections and are focused on the use of posoleucel as follows:

•
Treatment of virus-associated HC (BKV and/or AdV)
•
Treatment of AdV infections
•
Prevention of multi-virus infections (AdV, BKV, CMV, EBV, HHV-6 and JCV) in HCT patients
•
Treatment of BKV infections in kidney transplant patients

Posoleucel is designed to restore virus-specific T-cell immunity and eradicate active viral infections and associated morbidities. We believe that posoleucel has the potential to fundamentally transform the management of viral infections in HCT and SOT patients, as well as in other individuals at high risk for opportunistic infections. We believe that posoleucel will substantially reduce or prevent virus-associated morbidity and mortality and dramatically improve outcomes for patients with otherwise devastating viral diseases.

Based on the data generated from our Phase 2 proof-of-concept treatment trial and the critical medical need, posoleucel has been granted PRIME designation by the EMA for the treatment of serious infections caused by the five targeted viruses in HCT patients. Moreover, posoleucel has been granted two RMAT designations by the FDA – the first for the treatment of HC caused by BKV in adults and children following allogeneic HCT, and the second for the treatment of AdV infections in adults and children post-allogeneic HCT. Posoleucel was one of the first seven investigational therapies to receive both PRIME and RMAT designations and is one of a select few investigational therapies to receive two RMAT designations. While these designations may not lead to a faster development process and do not increase the likelihood that a product candidate will receive approval from the FDA or EMA, we expect that PRIME and RMAT designation will result in increased EMA and FDA interactions to support our development efforts and may enable an expedited regulatory review process. In addition, the FDA has granted posoleucel ODD for the treatment of virus-associated HC, and the EMA’s Committee for Orphan Medical Products granted orphan medicinal product (OMP) designation to posoleucel for all five targeted viruses in HCT patients.

Posoleucel for Allogeneic HCT Patients

HCT conditioning regimens often require the complete elimination of a patient’s own stem cells, a procedure referred to as myeloablation. These patients are left without a functioning immune system and are consequently in a severely immunocompromised state until their donor stem cells take hold, or engraft, and repopulate the bone marrow. During this period, these patients are highly susceptible to infection. We believe that, as depicted in the figure below, our VST therapy candidates can play the key role of providing bridging immunity between myeloablation, where patients have little-to-no immune function of their own, and reconstitution of their immune systems after the donor stem cells engraft and expand to physiologic levels. We believe that by restoring immunity during this time of severe immune compromise, our VST therapy candidates may substantially reduce or prevent virus-associated morbidity and mortality, thereby dramatically improving patient outcomes.

Figure 9. Posoleucel is designed to treat and prevent viral diseases until the patient’s own immune system recovers

In approximately 90% of allogeneic HCT patients, the suppressed immune system allows viruses that were previously in a latent, quiescent state to reactivate. Furthermore, more than 60% of allogeneic HCT patients experience a reactivation of more than one virus targeted by posoleucel. These viral infections can cause multi-organ disease and multi-organ failure that may be life-threatening and that typically require hospitalization. It is estimated that more than 20% of all deaths associated with HCTs are due to infections. There are currently no FDA- or EMA-approved therapies for treating most viral infections in the post-transplant setting, and current antiviral therapies are associated with significant toxicity, including renal insufficiency and bone marrow suppression.

Posoleucel Phase 2 POC CHARMS Clinical Results in Allogeneic HCT Patients

We evaluated posoleucel in a Phase 2 open-label POC trial where VSTs were administered to 58 allogeneic HCT patients with treatment-refractory infections. We refer to this trial as CHARMS.

The primary objective of CHARMS, which was not statistically powered for superiority or significance, was to determine the feasibility and safety of administering partially HLA-matched multi-VST therapies targeting six viruses in HCT patients with persistent viral reactivations or infections. Patients were eligible following any type of allogeneic transplant if they had AdV, BKV, CMV, EBV, HHV-6 and/or JCV infections that were relapsed, reactivated or persistent despite standard antiviral therapy.

Figure 10. CHARMS—Phase 2, proof-of-concept, open-label trial design

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

The demographics and clinical characteristics for the 58 unique patients enrolled and treated in the CHARMS trial are presented in Table 1. These patients were infused with posoleucel therapy matched at one to seven HLA alleles. In this clinical trial, we observed the delivery of partially HLA matched VSTs were generally well-tolerated. These interim trial results were published in the Journal of Clinical Oncology in August 2017.

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

a The CHARMS trial treated 58 unique patients. One patient was counted twice: enrolled twice, treated first for AdV and then for JCV. One patient with HHV-6 was not evaluable for response rate.

Table 1. CHARMS clinical trial patient demographic and clinical characteristics

Clinical and Virologic Response

Of the 58 unique patients evaluated for efficacy by six weeks post infusion, 17 had a CR and 37 had a PR, representing a 93% response rate, as depicted in the figure below. Of the 57 unique patients evaluated for efficacy by 12 weeks post-infusion, 41 had a CR and 12 had a PR. NR was observed in four patients: two with AdV, and one each with CMV and HHV-6.

Figure 11. Posoleucel Phase 2 proof-of-concept trial (CHARMS): 93% overall response rate in patients with viral disease by 6 weeks in 58 unique patients

Eleven patients with 23 drug refractory viral infections were treated with posoleucel. Ten patients were co-infected with two different viruses and one patient had infections with three different viruses. All 11 patients (19 of 23 viral infections) responded to posoleucel by six weeks post-infusion. This demonstrates the potential for treating patients with multiple viral infections with off-the-shelf posoleucel.

In Vivo VST Persistence

In order to provide bridging immunity to HCT patients, allogeneic off-the-shelf VSTs must persist and provide continued antiviral protection until the transplanted stem cells engraft and the patient’s own immune function is restored. To examine how long our posoleucel cells persisted in patients, we examined the peptide epitope specificity of circulating T cells to discriminate between infused and endogenous virus-specific T cells. Of 16 patients that we tested, we were able to confirm the persistence of allogeneic VSTs in 11 patients for up to 12 weeks.

Safety Profile

The overall analysis of preliminary safety results gathered in the CHARMS trial showed that treatment with posoleucel was generally well-tolerated.

Safety monitoring in the CHARMS trial consisted of several assessments, including assessments of both GVHD and serious adverse events, or SAEs, as reflected in the table below. Overall, 23 deaths, including six grade 5 SAEs, occurred during the trial; none of these deaths were deemed to be treatment-related. Seven grade 4 SAEs were reported from seven patients, five of whom also had grade 5 SAEs. Like the grade 5 SAEs, grade 4 SAEs or de novo GVHD were not deemed to be treatment-related. In general, safety findings were consistent with those expected in an allogeneic HCT patient population, including the known risks of GVHD. To date, no overt safety signal has been detected above and beyond the safety findings expected to be found in patients who have already undergone allogeneic HCT.

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

Table 2. Serious adverse events and GVHD in the CHARMS trial

Treatment of Virus-Associated Hemorrhagic Cystitis

HC is the primary clinical manifestation associated with BKV following HCT, occurring in 8-25% and 7-54% of pediatric and adult patients, respectively. HC can also be caused by other viruses, including AdV and CMV. However, up to 90% of cases of HC are caused by BKV.

Between 65-90% of individuals are infected with BKV by the age of ten. Most infections are asymptomatic, but the virus remains latent in the body, primarily in kidney cells throughout life. BKV can reactivate during periods of immune compromise with the virus being detected in the urine of over half of HCT patients.

More than half of patients with HC present with clot formation and/or severe bladder hemorrhage with renal impairment. Bleeding may be life-threatening requiring urologic interventions including the removal of the urinary bladder, or cystectomy. Clinical manifestations of HC include kidney dysfunction or failure, bright red-colored urine due to the presence of blood in the urine, as well as abdominal pain so severe and debilitating that patients often require continuous narcotic infusions.

A recent, prospective, multi-center trial of the natural history of BKV after allogeneic HCT in 193 patients found that:

•
22% of patients developed grade 2 or higher HC, and 18% had a high level of BK viremia (≥ 10,000 copies/mL) in the first three months post-HCT;
•
Patients with a high level of BK viremia in the first three months after transplant had a significantly lower estimated glomerular filtration rate, or eGFR, at 12 and 24 months (on average 20mL/min/m2 lower by two years after transplant) and a 6-fold higher risk of receiving dialysis (p=0.004);
•
Patients with high levels of BK viremia have been found to have significant reduction in kidney function (17-26% below baseline) as compared to patients with low levels of BK viremia (4-5% below baseline). Additionally, 18% of patients with high levels of BK viremia required dialysis, compared with 3% of patients with low levels of BK viremia;

•
A high level of BK viremia was associated with a significantly higher risk of death;
•
Virus-associated HC has been associated with increased mortality, with patients with high levels of BK viremia experiencing mortality rates of 44%, compared with 19% in patients with low levels of BK viremia;
•
Asymptomatic viremia was common and associated with decreased kidney function, and;
•
Patients with detectable BKV-specific T cells were 5-fold more likely to clear viremia, but patients who received off-label cidofovir were not.

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

Posoleucel Clinical Data—BKV

In our Phase 2 proof-of-concept trial for posoleucel, we treated 25 evaluable patients with BKV disease. Of those, 18 patients were infected with BKV alone and all 18 patients responded to posoleucel therapy. Seven patients had BKV and were co-infected with at least one other virus: three with CMV, one with AdV, one with EBV, one with HHV-6 and one with both CMV and AdV, and all seven patients responded to therapy. This resulted in a 100% overall response rate for BKV across 25 patients. Overall response rates were defined as achieving either a PR or CR by six weeks post-infusion, as described in the protocol criteria.

In 20 patients infused with posoleucel, HC severity was retrospectively graded using the National Cancer Institute cystitis grading scale. This was performed by three physicians independently based on chart review of clinical and laboratory documentation. As documented in the figure below, patients treated with posoleucel therapy showed a rapid improvement in disease severity as assessed at weeks 2, 4 and 6.

Figure 12. Rapid grade reduction of BKV-HC following treatment with posoleucel

Approximately 60% of the CHARMS cohort’s patients had resolved their disease within two weeks of infusion. By week 6, the percentage of patients with resolved disease increased to approximately 75% as depicted in the figure below.

Figure 13. Time to resolution of BKV-HC following treatment with posoleucel

In a retrospective study conducted at BCM, out of 33 pediatric allogeneic HCT patients with an average of Grade 3 BK-HC receiving current standard of care, only 36% had resolved their disease by week 6. Furthermore, less than 10% of the patients had resolved their disease by week 2.

We believe our data provide preliminary evidence demonstrating that posoleucel has the potential to meet unmet medical needs in allogeneic HCT patients with virus-associated HC.

Clinical Development Plan

We have initiated our Phase 3 virus-associated-HC registrational trial. This Phase 3, multicenter, randomized, double-blind, placebo-controlled trial is designed to assess the safety and efficacy of posoleucel therapy compared to placebo for the treatment of patients with virus-associated HC following allogeneic HCT. The primary endpoint is the time to resolution of macroscopic hematuria.

As these HCT patients often experience multiple viral infections, secondary endpoints include the reduction in viral load for AdV, CMV, EBV, HHV-6 and JCV. This study is expected to complete enrollment in the first half of 2023.

Figure 14. Phase 3, multicenter, randomized, double-blind, placebo-controlled virus-associated HC trial design

In addition to the PRIME and orphan drug designations granted by the EMA, posoleucel has received an RMAT designation from the FDA for the treatment of HC caused by BKV in adults and children following an allogeneic HCT. We expect that RMAT designation will result in increased FDA interactions to support our development efforts and may enable an expedited regulatory review process for product approval.

Treatment of Adenovirus Infections

AdV viremia occurs in 32% of pediatric allogeneic HCT patients and 6% of adult allogeneic HCT patients. In the HCT setting, patients can present with AdV disease due either to reactivation or de novo exposure. Infection usually occurs between two and three months post-transplant and is a significant cause of morbidity and mortality. The spectrum of AdV-associated disease in HCT patients ranges from mild gastroenteric or respiratory symptoms to severe hemorrhagic enteritis, hemorrhagic cystitis, nephritis, hepatitis, pneumonia, encephalitis, myocarditis, and potentially lethal multiple organ involvement, frequently associated with hepatic failure. Off-label use of cidofovir has been established as the current standard of care treatment to control the replication of virus and prevent disseminated viremia. However, it has limited efficacy irrespective of dose and its use is limited due to toxicity to the kidneys and poor bioavailability. To date, no adequately powered, randomized well-controlled trials demonstrating significant efficacy of cidofovir use for adenoviral disease versus control have been performed.

Posoleucel Clinical Data—AdV

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

Clinical Development Plan

We initiated our Phase 3 AdV trial at the end of 2021. The Phase 3 trial is a multicenter, randomized, double-blind, placebo-controlled trial designed to assess the safety and efficacy of posoleucel therapy for the treatment of pediatric and adult allogeneic HCT patients with AdV infection.

Figure 15. Phase 3, randomized, double-blind, placebo-controlled adenovirus treatment trial design

Prevention of Multi-Virus Infection and Associated Disease in HCT Patients

Approximately 90% of all allogeneic HCT patients experience at least one infection associated with BKV, CMV, AdV, EBV or HHV-6 and more than 60% of patients experience infections caused by two or more of these five viruses within 100 days post-allogeneic HCT. Because of the increased morbidity and mortality associated with viral infections in transplant patients, prevention of viral disease is important for the overall health and survival of patients. Prophylactic therapy, which is a treatment administered to patients at risk for developing viral disease, and preemptive therapy, a treatment of patients with evidence of virus replication in blood, are the two major strategies used for disease prevention. Clinical guidelines recommend that allogeneic HCT patients infected with CMV or AdV should be monitored weekly for virus replication with a sensitive diagnostic technique for at least the first three months after HCT. There are currently no FDA- or EMA-approved antiviral therapies for prevention of multiple viral diseases or infections in transplant patients with one single therapy. For CMV alone, letermovir is approved for CMV in seropositive patients. However, drug resistant CMV has emerged with the use of letermovir, which may limit or restrict its utility.

Posoleucel Clinical Data—Multi-Virus Prevention in HCT Patients

Out of 23 high-risk allogeneic HCT patients who received at least one dose of posoleucel in an ongoing, open-label, Phase 2 multi-virus prevention study, including those who completed, discontinued or are continuing posoleucel, only three clinically significant infections were observed through Week 14 in a preliminary analysis presented at the end of 2021. No patients developed end-organ viral disease as of the data cut-off for the preliminary analysis. Of the 13 patients who completed through the Week 14 primary endpoint, 11 remained free of clinically significant infection. These initial results represent a substantial reduction in the expected rate of clinically significant viral infections or diseases in this high-risk patient population.

Repeat posoleucel dosing was generally well-tolerated in the preliminary analysis, with no unanticipated safety signals. The observed rates and severity of graft versus host disease did not exceed those expected in this high-risk allo-HCT patient population. Two (9%) treatment-related serious adverse events were reported.

We expect to present final data from this Phase 2 study in the second half of 2022.

Clinical Development Plan

Following positive preliminary results from the open-label, Phase 2 proof-of-concept trial with posoleucel for the prevention of clinically significant viral infection and disease in high-risk, allogeneic HCT patients, we have agreed in principle with the FDA to initiate a Phase 3 study of posoleucel for multi-virus prevention, pending FDA review of the study protocol. We expect to be able to initiate this registrational study in the first half of this year. The Phase 3 trial is expected to be a multi-center, randomized, double-blind, placebo-controlled trial to assess the efficacy and safety of posoleucel therapy for the prevention of clinically significant infections and end-organ diseases from AdV, BKV, CMV, EBV, HHV-6 and JCV in high-risk allogeneic HCT patients.

Figure 16. Phase 3, randomized, double-blind, placebo-controlled multi-virus prevention trial design

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

Clinical Development Plan

We have initiated a proof-of-concept trial with posoleucel for the treatment of BKV in KT patients; we expect to present preliminary data from this study in the first half of this year. This Phase 2 multicenter, randomized, double-blind, placebo-controlled trial is designed to assess the safety, tolerability and effectiveness of adoptively transferred posoleucel in KT patients with BK viremia.

Figure 17. Phase 2, randomized, double-blind, placebo-controlled BK virus treatment in kidney transplant trial design

Prevention of Multi-Virus Infection and Associated Disease in SOT Patients

Similar to HCT patients, the prevention of viral disease in SOT patients is important for both graft survival and the overall health and survival of patients. Published clinical guidelines recommend that all high and intermediate risk SOT patients, which account for nearly 90% of all SOT patients, should receive prophylactic therapy for CMV, which is only one of six viruses that posoleucel targets. There are currently no FDA- or EMA-approved antiviral therapies for prevention of multiple viral diseases or infections in SOT patients with one single therapy. Data from our ongoing multi-virus prevention study in allogeneic HCT patients and our ongoing study of kidney transplant patients with BK viremia will inform the potential for a POC study of posoleucel for multi-virus prevention in SOT patients.

Other Viruses Targeted by Posoleucel

Epstein-Barr Virus

Epstein-Barr virus is a latent herpesvirus that infects more than 90% of humans worldwide and establishes life-long latency after primary infection. During a primary infection, an immunocompetent host will mount vigorous CD4+ and CD8+ cellular immune responses and these T cells control both the primary infection and any periodic EBV reactivations. However, EBV reactivation can cause significant morbidity and mortality in immunocompromised patients and uncontrolled EBV reactivation can lead to fulminant viremia and progress to life-threatening post-transplantation lymphoproliferative disorder, or PTLD.

PTLD can occur at any age and after all types of transplants, though allogeneic HCT patients are at particular risk. The median time to development of EBV-associated PTLD, or EBV-PTLD, after HCT is two to four months. Fever and lymphadenopathy are the most common symptoms and signs of EBV-PTLD and, if not treated, PTLD generally progresses rapidly to multi-organ failure and death. Off-label rituximab has been used to treat EBV-PTLD. However, response to rituximab is not universal and mortality remains high in rituximab-refractory patients.

In our CHARMS trial, three evaluable patients with EBV infections were treated with posoleucel, one patient was infected with EBV alone and two were co-infected with at least one other virus: one with AdV and one with BKV. The overall response rate to EBV by six weeks post-infusion was 100% for EBV alone and EBV co-infected with another virus.

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

HHV-6 reactivation is the most frequent cause of encephalitis after HCT. Disease onset is typically two to six weeks post-transplant. Initial signs and symptoms include confusion, delirium, short-term memory loss, syndrome of inappropriate antidiuretic hormone secretion and seizures. Long-term outcomes can result in brain damage, memory defects and death. HHV-6 is also associated with delayed engraftment, allograft failure, acute GVHD and CMV reactivation. There are currently no FDA-approved treatments for HHV-6. The use of off-label antivirals is limited by several factors. Ganciclovir is associated with dose-limiting bone marrow toxicity which may delay HCT engraftment, cidofovir is associated with kidney toxicity and foscarnet is also associated with kidney toxicity, as well as the risks of infection and deep vein clots stemming from its required route of administration.

In our CHARMS trial, three evaluable patients with HHV-6 infections were treated with posoleucel. One additional treated patient was not evaluable. Two of the evaluable patients were infected with HHV-6 alone and one was co-infected with BKV. The overall response rate by six weeks post-infusion was 50% (1/2) for HHV-6 alone and 100% (1/1) for HHV-6 co-infected with BKV.

Posoleucel Commercial Opportunity

There is an urgent medical need for therapies to treat a large number of patients suffering from viral diseases who currently have limited or no treatment options. We are focused on the global development and commercialization of posoleucel as we see a large opportunity to serve patients suffering from devastating viral diseases and infections worldwide.

For our initial launch indications for the treatment and prevention of viral diseases in transplant patients, we believe approximately 30% of our annual addressable patient population is in the United States, 35% in the European Union, 5% in Japan, and 30% in 11 other target markets in the rest of the world. As shown in the figure below, we project the addressable transplant patient population for posoleucel for the treatment and prevention of our target viral diseases will increase to approximately 148,000 HCT and SOT patients annually in 2025. There is significant unmet demand for HCT procedures as a result of the lack of access to matched or unmatched stem cell donors. By treating and preventing viral diseases, we believe that posoleucel can address this unmet medical need by enabling more patients to benefit from a curative haploidentical HCT procedure, which represents the fastest growing subset of the existing allogeneic HCTs.

Figure 18. Posoleucel has a large market opportunity to treat and prevent devastating viral diseases

1—Posoleucel Treatment and Multi-Virus Prevention in Allogeneic HCT Patients

In 2019, approximately 35,000 allogeneic HCTs were performed in our target markets. We project this to grow by 3% annually to approximately 42,000 procedures per year by 2025 and estimate that approximately 38,000 allogeneic HCT patients will be eligible for posoleucel therapy for virus-associated HC, AdV and multi-virus prevention.

The observed incidence of virus-associated HC is 8-25% and 7-54% in pediatric and adult patients, respectively, and is higher after allogeneic HCT than after autologous HCT, particularly after haploidentical HCT with post-transplant exposure to cyclophosphamide as prophylaxis for GVHD. By 2025, we estimate there will be 6,300 allogeneic HCT patients annually who develop virus-associated HC.

The incidence of AdV viremia is 32% among pediatric allogeneic HCT patients and 6% among adult allogeneic HCT patients. By 2025, we estimate there will be 4,500 allogeneic HCT patients annually who develop AdV viremia.

Approximately 90% of all allogeneic HCT patients reactivate at least one of our six target viruses. By 2025, we estimate the addressable patient population for multi-virus prevention will be approximately 38,000 patients, inclusive of the addressable patient populations for virus-associated HC and AdV.

An analysis from the National Marrow Donor Program calculated that the demand for HCT procedures exceeded the number performed in the U.S. by approximately 290%. Lack of access to HLA matched or unmatched stem cell donors is a contributing factor to the unmet demand for allogeneic HCT. To broaden the pool of donors, researchers developed haploidentical transplants, in which a healthy first degree relative can often serve as a donor. Instead of a near-total HLA match, donors for a haploidentical transplant need to be only a 50% match to the patient. In addition to making it easier to find a suitable donor, haploidentical transplants can often be performed more promptly than traditional unrelated donor transplants. Importantly, this enables more patients to receive this curative treatment option for their underlying diseases faster. The successful outcome of haploidentical HCT is dependent on the use of T cell-replete conditioning strategies, which in turn leaves patients highly vulnerable to viral diseases and infections. By treating and preventing viral diseases and infections, we believe that posoleucel can accelerate the paradigm shift toward haploidentical HCT and enable more patients to benefit from this curative HCT procedure.

2—Posoleucel Treatment and Multi-Virus Prevention for Solid Organ Transplant Patients

We are developing posoleucel for the treatment of BK viremia in KT patients and for multi-virus prevention in SOT patients. Approximately 114,000 SOTs were performed in 2020 in our target markets, of which 72,000 were KTs. We project this to grow by 2% annually to 126,000 SOTs by 2025, of which almost 80,000 are for KT, and we estimate that approximately 110,000 KT and SOT patients will be eligible for posoleucel therapy for BK viremia and multi-virus prevention.

BK viremia is detected in up to 20% of KT patients and up to 50% of patients with BK viremia will progress to BK nephropathy, resulting in decreased graft function and graft survival. We estimate that there will be more than 14,000 KT patients annually who will develop BK viremia and can benefit from posoleucel therapy.

Published clinical guidelines recommend that all high-risk (seropositive donor/seronegative recipient, or D+/R-) SOT patients and intermediate risk (D+/R+ and D-/R+) SOT patients should receive prophylaxis for CMV, which is just one of the six viruses posoleucel targets. High-risk patients represent approximately 18% of SOT patients and intermediate risk patients approximately 69%. By 2025, we estimate the addressable patient population for multi-virus prevention in all SOT will be approximately 110,000 patients, inclusive of the addressable patient populations for BK viremia.

3—Posoleucel for Other Viruses Associated with Transplant and Immunocompromised Patients

We believe posoleucel can also address high unmet medical need in transplant patients with viral diseases associated with EBV, HHV-6, and JC viruses. EBV-PTLD is a severe complication after allogeneic HCT. PTLD was diagnosed in 4% of HCT patients. There are currently no FDA- or EMA-approved therapies globally for patients with EBV-PTLD. Over 90% of individuals are infected with HHV-6 before the age of two. In over half of allogeneic HCT patients, HHV-6 is reactivated resulting in clinical manifestations such as encephalitis, delayed engraftment and an increased rate of GVHD leading to increased mortality. Up to 80% of the general population is seropositive for JCV. Rates of PML, the primary disease caused by JC virus, are elevated in HCT patients. The median survival time for HCT patients with PML is less than two years.

We believe transplant patients represent only one segment of the large number of patients suffering from devastating viral infections who could potentially benefit from posoleucel. Other individuals with weakened immune systems, including those with primary immunodeficiencies, the elderly and very young and patients who have compromised immune systems due to cancer or the treatment of their cancer are all at high risk of the life-threatening consequences of viral diseases and infections. Each of these target patient populations represents a large potential market that is currently untapped or underserved by existing therapies.

Our Commercialization Plan

If approved, we intend to commercialize our highly innovative off-the-shelf VST therapies globally to serve a large number of patients suffering from the life-threatening consequences of viral diseases. Initially, to launch our late clinical stage therapies for the treatment of transplant patients, we will establish a focused commercial infrastructure targeting high-volume transplant centers globally. Based on the relatively small number of transplant centers that perform the majority of these transplant procedures, we believe that the entire target market for our VST therapies could be served by a small global team. In the US, there are approximately 185 stem cell transplant centers, of which the top 70 centers perform 80% of the allogeneic HCT, and in the five major European countries (Germany, France, UK, Italy, Spain) there are approximately 410 stem cell transplant centers, of which the top 129 centers perform 80% of allogeneic HCT. Furthermore, in the U.S. there are approximately 240 centers performing kidney transplants, of which the top 100 centers perform 80% of the transplants. We believe that many of these same transplant centers will also have participated in our pivotal and proof-of-concept trials for posoleucel and ALVR106 and will have significant experience with our investigational VSTs, which will support commercial launch and adoption of our therapies. As we eventually progress to serve non-transplant patients at high-risk for the life-threatening consequences of viral diseases, we will expand our global commercial capabilities.

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

Transplant-Related Viral Diseases Cause Significant Burden to the Healthcare System

Along with increased morbidity and mortality, viral diseases and infections in allogeneic HCT patients have a significant impact on healthcare costs. We conducted a real-world claims analysis to assess the economic burden, health resource utilization, and clinical outcomes between allogeneic HCT patients with virus-associated hemorrhagic cystitis and those without virus-associated HC. The study population included 13,363 patients with a first (index) allogeneic HCT procedure between January 1, 2012 and December 31, 2017 from the Decision Resources Group Real World Evidence Data Repository. As shown in the figure below, HCT patients with virus-associated HC incur significantly greater healthcare reimbursement costs (p<0.0001) in the 1-year post allogeneic HCT. After adjusting for baseline characteristics, follow-up duration and number of comorbidities, mean reimbursement costs were approximately $200,000 higher for allogeneic HCT patients with virus-associated HC versus allogeneic HCT patients without virus-associated HC, regardless of whether patients had GHVD. Patients with virus-associated HC had higher length of stay (LOS) for the index hospitalization (p<0.0001), higher readmission rate (p<0.0001) and higher number of days in the hospital after the index hospitalization (p<0.0001).

Figure 19. Real-world claims analysis confirms high economic burden of virus-associated HC and multiple viral infections

Separately, this claims analysis also showed that allogeneic HCT patients with an increasing number of double-stranded DNA viral infections (BKV, CMV, AdV, EBV and HHV-6) have a significantly higher burden of reimbursements and healthcare resource utilization and poorer patient outcomes within one year of undergoing allogeneic HCT. Adjusted mean reimbursement costs were $198,000 for patients with no viral infection, $314,000 for patients with one viral infection, $426,000 for two viral infections, and $571,000 for three or more viral infections in patients without GVHD. In patients with GVHD, the reimbursement costs were higher and similarly increased substantially with each additional infection, with patients with 3 or more infections incurring $843,000 in reimbursed costs. Our results are consistent with those previously published on the high economic burden of transplant-related viral infections.

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

We have two VST therapy candidates to target devastating respiratory viruses: ALVR106, an allogeneic off-the-shelf multi-virus-specific T-cell therapy for RSV, influenza, PIV, and hMPV, and ALVR109, an allogeneic, off-the-shelf VST therapy for

SARS-CoV-2. We also amended our existing sponsored research agreement with BCM, which we refer to as the BCM SRA, to support their work on the initial discovery and development of allogeneic, off-the-shelf, virus specific T-cell therapies to combat SARS-CoV-2.

ALVR106: VST Therapy for the Treatment of Patients with Respiratory Viruses

We are developing ALVR106 as an allogeneic, off-the-shelf VST therapy designed to treat or prevent four common respiratory viruses, RSV, influenza, PIV, and hMPV. At the end of 2021, we initiated a Phase 1/2 POC clinical trial of ALVR106 to target severe respiratory diseases in high-risk populations.

Figure 20. Consequences to high-risk patients with respiratory virus infections

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

Figure 21. ALVR106 has selective antiviral activity against target viruses, leaving non-virus infected targets intact

Respiratory Virus Infections in HCT Patients

Respiratory tract infections due to RSV, influenza, PIV and hMPV, are detected in up to 40% of allogeneic HCT patients. In approximately half of these patients, these viral infections progress from less serious upper respiratory tract infections, with symptoms similar to those of a common cold, to far more serious lower respiratory tract infections, with severe symptoms including pneumonia and bronchiolitis. These more serious infections are associated with mortality rates between 20-45%.

RSV

RSV is a common infectious complication of transplantation, with an incidence of up to 12% in HCT patients. In immunocompetent adults, infections from RSV typically result in upper respiratory tract infections characterized by cough, fever and runny nose. However, in approximately two-thirds of infected HCT patients, an RSV infection develops into a lower respiratory tract infection characterized by severe symptoms including pneumonia and bronchiolitis. These infections are associated with morbidity and mortality rates of up to 28%. Therapy for RSV infections in HCT patients consists primarily of supportive care. Aerosolized ribavirin, or RBV, is FDA-approved for the treatment of RSV but is logistically difficult to administer, as it requires a specialized nebulization device that connects to an aerosol tent surrounding the patient.

Influenza

Influenza infections have been found in up to 46% of allogeneic HCT patients. Approximately 20% of HCT patients with influenza infections progress to develop pneumonia which has been associated with a 30-day mortality rate of 28%. Influenza infections are a major cause of morbidity and mortality in individuals who have weakened immune systems, the elderly and patients with chronic diseases. While there are preventative vaccines for influenza, they are only partially effective in HCT patients. Available antiviral drugs are associated with the development of drug resistance at high rates in HCT patients.

PIV

PIV primarily affects young children and can cause upper respiratory tract infections and lower respiratory tract infections including conditions such as the common cold, croup, bronchitis, bronchiolitis and pneumonia. In immunocompetent individuals the course of these infections is limited due to antiviral responses from both the innate and adaptive immune systems. Up to 18% of immunocompromised HCT patients develop PIV infections, which can lead to decreased lung function, multiorgan failure and graft loss. Mortality rates of HCT patients with PIV infections can be as high as 60%. There are currently no FDA- or EMA-approved vaccines or treatments for PIV infections.

hMPV

Between 5-9% of HCT patients develop hMPV infections. hMPV is a ubiquitous virus to which nearly the entire population globally has been exposed by age five. In the majority of cases, hMPV results in upper respiratory infections with symptoms similar to that of the common cold. In 21-40% of hMPV infections in HCT patients, however, the viral infection progresses from a mild upper respiratory disease to a serious lower respiratory disease that is associated with fatality rates of up to 80%. There are currently no FDA- or EMA-approved therapies or vaccines for hMPV.

Clinical Development Plan

We initiated our Phase 1/2 clinical trial in autologous and allogeneic HCT patients with respiratory viral diseases at the end of 2021. This POC trial is a Phase 1/2, double-blind, placebo-controlled, dose escalation and expansion trial of ALVR106 in addition to standard of care to assess safety and efficacy of ALVR106.

Figure 22. AVLR106 Phase 1/2 POC trial design

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

Commercial Opportunity

ALVR106 is an allogeneic, off-the-shelf VST therapy candidate designed to target four common respiratory viruses that represent important causes of morbidity and mortality in HCT and SOT patients, as well as other high-risk patient populations.

ALVR106 for Transplant Patients

In HCT patients, respiratory viral infections occur in both allogeneic HCT and autologous HCT patients. Respiratory viruses infect patients both within the first year post-transplant and beyond. Our target population for ALVR106 includes patients who have undergone allogeneic and autologous HCTs and who have lower respiratory tract infections and upper respiratory tract infections at medium or high risk of progressing to lower respiratory tract infections.

We project the number of allogeneic and autologous HCT procedures to grow 3% annually to approximately 42,000 and 51,000 procedures annually, respectively, by 2025 in our target markets in North America, Europe, Asia Pacific and Latin America. By 2025, we estimate there will be nearly 16,000 HCT patients annually infected with one of the four respiratory viruses targeted by ALVR106. We believe that ALVR106 will be effective for treating infections in HCT patients with one or more of the targeted respiratory viruses.

Respiratory viruses can infect patients of all types of SOTs, although the majority of the literature describes devastating consequences in lung transplant patients. Our initial target population will include lung transplant patients hospitalized for respiratory viruses.

We project the number of new lung transplants to grow 2% annually to approximately 7,000 new lung transplants annually by 2025 in our target markets. We estimate the size of the prevalent lung transplant population to be nearly 56,000 patients in our target markets. By 2025, we estimate that there are annually over 12,000 lung transplant patients that are infected with one of the four respiratory viruses targeted by ALVR106.

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

ALVR109: VST Therapy for the Treatment of Patients with COVID-19

COVID-19

SARS-CoV-2 infection causes the severe and life-threatening viral disease, COVID-19. COVID-19 has become synonymous with profound depletion of endogenous T cells, or lymphopenia, resulting in a state of acute immune deficiency, rendering infected individuals susceptible to developing overwhelming and sometimes fatal pneumonia. Beyond the lungs, COVID-19 is a multi-organ disease that affects the heart, kidneys, brain, liver and gastrointestinal tract, as well as causing blood clots.

Studies to date estimate that the risk of mortality is up to 500% higher in patients 65 years of age or greater than in those aged 30 to 59 years. In addition, other risk factors for severe COVID-19 include chronic lung or heart disease, hypertension, diabetes and underlying immune compromise. Accordingly, there is an urgent need to rapidly develop an effective therapy for COVID-19.

T cells are known to play a critical role in controlling viral infections, including respiratory infections caused by SARS-CoV, the coronavirus with the highest known homology to SARS-CoV-2. Greater than 80% of hospitalized patients with COVID-19 are lymphopenic, with reduced CD8+ and CD4+ T-cell counts. These reductions in T-cell counts correlate negatively with survival. Reduced T-cell counts have been observed to be prevalent in older COVID-19 patients and those with severe illness, regardless of age. As further data on the immunogenicity of SARS-CoV-2 continue to emerge, the important protective role of SARS-CoV-2-specific T cells is increasingly being recognized.

ALVR109

ALVR109 is a SARS-CoV-2-specific T-cell product candidate comprised of polyclonal (CD4+ and CD8+) VSTs which is generated from healthy, eligible seropositive donors and targets immunogenic viral antigens. As illustrated below, preclinical in vitro data developed pursuant to the BCM SRA indicated that ALVR109 demonstrated selective cytolytic activity against target cells presenting SARS-CoV-2 antigens while leaving non-virus infected targets intact. Preclinical data presented last year at IDWeek 2021 demonstrate that ALVR109 provides antiviral activity and coverage against multiple SARS-CoV-2 variant strains.

Figure 23. ALVR109 has demonstrated selective cytolytic activity against SARS-CoV-2 while leaving non-virus infected targets intact

A limited amount of data on the clinical use of ALVR109 was presented and published last year. In early clinical data presented at IDWeek 2021, ALVR109 was well-tolerated and was associated with clinical improvement in four transplant and non-transplant patients, with cells that expanded and persisted post-infusion. A case report detailing the first use of ALVR109 in an immunocompromised heart transplant patient with severe, refractory SARS-CoV-2 Delta variant infection was published in the American Journal of Transplantation in December 2021, with rapid clinical and virologic improvement observed following treatment with ALVR109.

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

Clinical Development Plan

Pursuant to the BCM SRA, in its capacity as trial sponsor, BCM initiated a POC trial for ALVR109 in the fourth quarter of 2020, and early clinical data on the activity, tolerability and persistence of ALVR109 were reported at IDWeek 2021. With the efficacy of available vaccines and therapies to prevent serious disease, we do not see a role for our COVID-19 therapy in a broad population and BCM closed the POC trial in January 2022. Depending on the evolution of the SARS-CoV-2 virus, there may be a future role to treat immunocompromised patients who are not adequately served by available vaccines and therapies. We continue to make ALVR109 available to physicians in response to appropriate compassionate use requests, and we are monitoring the evolution of the SARS-CoV-2 virus and the COVID-19 pandemic to guide the next steps for this program in the context of our broader R&D portfolio and priorities.

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

Chronic HBV infection is associated not only with significant morbidity and mortality as noted above, but also with weak or absent endogenous HBV-specific T-cell reactivity. In contrast, clinical recovery and effective antiviral therapy are associated with sustained viral control by HBV-specific T cells. Therefore, an off-the-shelf VST therapy that could cure HBV would meet a critical unmet medical need.

POC for the potential of adoptive T cell therapy to achieve functional HBV cure has already been established. A Taiwanese study published in Blood in 2005 demonstrated that 83% of chronic hepatitis B patients who underwent allogeneic HCT transplantation and received cells from a donor with natural HBV immunity, achieved functional HBV cure post-transplant.

ALVR107

ALVR107 is an allogeneic, off-the-shelf VST therapy designed to cure patients with HBV. ALVR107 is comprised of a bank of VSTs manufactured from eligible third-party healthy donors who are pre-screened for infectious agents and disease risk factors. These donors are chosen to reflect and accommodate the HLA diversity of the patient population.

Clinical Development Plan

Preclinical and IND-enabling studies of ALVR107 to treat and cure HBV will be completed in 2022 to support advancement into a POC study.

Competition

The biopharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our innovative and proprietary technology, the expertise of our executive and scientific team, and our access to cell therapy process development and manufacturing expertise at ElevateBio and BaseCamp provide us with competitive advantages, we face potential competition from many different sources, including pharmaceutical and biotechnology companies, academic institutions and public and private research institutions. VST therapies that we successfully develop and intend to commercialize may compete with existing therapies and new therapies that may become available in the future.

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

Cell Therapies

There are currently no FDA- or EMA-approved cell therapies for treating or preventing the viral diseases and infections we are targeting. Atara Biotherapeutics, Inc. is conducting Phase 3 clinical trials for tabelecleucel (tab-cel®), an off-the-shelf, allogeneic T-cell immunotherapy, for HCT and SOT patients with EBV+PTLD (EBV-associated post-transplant lymphoproliferative disease).

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

Posoleucel: With the exception of valganciclovir, ganciclovir and letermovir for the prevention of CMV disease, and maribavir for the treatment of refractory CMV infection/disease, there are no products FDA-approved for the treatment of AdV, EBV, BKV, HHV-6, or CMV infections or their consequent diseases in allogeneic HCT or SOT patients. Furthermore, there are currently no FDA- or EMA-approved antiviral therapies for the prevention of multiple-viral diseases or infections in transplant patients. Cidofovir is sometimes used off-label for the treatment of BKV-associated HC and AdV infections in HCT patients. Additionally, Vera Therapeutics is conducting a Phase 2 clinical trial for MAU868 for the treatment of BKV in KT patients. Helocyte, Inc. is conducting Phase 2 clinical trials of its Triplex vaccine to control CMV infections in HCT patients. Rituximab, an approved antiviral treatment for rheumatoid arthritis and B-cell non-Hodgkin’s lymphoma, is used off-label for the treatment of EBV infections in HCT and SOT patients. Brincidofovir, a lipid conjugate of cidofovir, is in early development by SymBio Pharmaceuticals for the treatment of adenoviral disease after allogeneic HCT. Finally, intravenous immunoglobulin (IVIG) has been explored for the prevention and treatment of BKV associated nephropathy in renal transplant patients, but not in HCT patients. Even in renal transplant patients, there is limited efficacy data for IVIG to support routine use.

ALVR106: The FDA has approved ribavirin (aerosol) to treat RSV infections in children and pavilizumab to treat RSV infections in children younger than two years old. Ribavirin is also used off-label for the treatment or prevention of RSV infections in HCT and SOT patients and PIV infections and hMPV infections in HCT patients. AstraZeneca is conducting a Phase 2 clinical study of nirsevimab to treat RSV infections in immunocompromised children. Certain approved generic antiviral medications, including oseltamivir, zanamivir and baloxavir, are used off-label to treat influenza infections in HCT and SOT patients. Ansun BioPharma, or Ansun, is conducting Phase 2 clinical trials of DAS181 to treat influenza infections. Several vaccines are FDA-approved and in clinical development for the prevention of influenza infections. Ansun is also conducting Phase 3 clinical studies of DAS181 to treat PIV infections.

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

As of January 31, 2022, our patent portfolio includes ten patent families exclusively in-licensed from Baylor College of Medicine, or BCM, in our field (one of which is co-owned by AlloVir). These families include issued and pending patents related generally to our allogeneic, off-the-shelf, single and multi-VST cell therapies, our clinical product candidates posoleucel, ALVR106 and ALVR109, various pre-clinical product candidates including ALVR107 and ALVR108, and our current clinical and backup processes for generating VST-cell products and banks. Specifically, we exclusively in-license at least four issued U.S. patents, 32 patents issued in foreign jurisdictions, and 38 patent applications pending worldwide. Our issued patents are expected to expire between 2030 and 2033, and any patents that may issue from our pending patent applications are expected to expire between 2030 and 2042, absent any patent term adjustments or extensions. As to the patent term extension to restore patent term lost during product development and the FDA regulatory review process, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval.

Our portfolio related to our posoleucel product candidate includes two patent families directed to multi-VST compositions and methods of making and using such compositions therapeutically. The first family includes two issued U.S. patents with claims directed to our clinical and backup methods of making multi-VST cell lines and related patent applications are pending in the U.S. and Europe. Patents in this family are expected to expire in 2030, absent any patent term adjustments or extensions. The second family includes one issued U.S. patent with claims directed to methods of making posoleucel and one issued European patent with claims directed to methods of making multi-VST compositions including posoleucel and ALVR106. This European patent is validated in 19 European states including Denmark, France, Germany, Spain and the UK. Related patent applications are pending in the U.S. and in Europe. Patents in this family are expected to expire in 2033, absent any patent term adjustments or extensions as noted above.

Our portfolio related to our ALVR106 product candidate includes the two patent families discussed above with respect to posoleucel as well as a pending international application filed under the Patent Cooperation Treaty (PCT) with claims directed to the ALVR106 product and method of making and using the same therapeutically. Any patents that may issue from this patent application are expected to expire in 2040, absent any patent term adjustments or extensions.

Our portfolio licensed from BCM also includes a pending PCT patent application related to our ALVR109 product candidate includes one pending PCT patent application and methods of treating COVID-19 and other coronavirus infections using the same. Any patents that may issue from the patent applications in this family are expected to expire in 2041, absent any patent term adjustments or extensions.

Our portfolio licensed from BCM also includes one pending U.S. provisional patent application related to VST compositions, including our ALVR107 and ALVR108 product candidates, and methods of making and using the same therapeutically. Any patents that may issue from the patent applications in this family are expected to expire in 2042, absent any patent term adjustments or extensions.

Our portfolio further includes other patent families related to our VST technologies. For example, our portfolio includes one patent family consisting of a pending PCT application related to our process of selecting donors for VST generation and our methods of matching patients with suitable VST-cell lines; one patent family with pending patent applications directed to methods of identifying peptides that are likely to be immunogenic; and one patent family consisting of patents and pending patent applications with claims directed to methods of rapidly expanding T-cells. Patents in the T-cell expansion family are expected to expire in 2032, and any patents that may issue from the immunogenicity family or from the pending PCT application are expected to expire in 2036 and 2040, respectively, absent any patent term adjustments or extensions.

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

Manufacturing

Our versatile VST manufacturing platform supports the rapid, robust and scalable generation of single- and multi-virus specific cell therapeutic candidates for clinical use. We leverage Cytokin™, our proprietary algorithm to select donors from whom to generate VSTs such that there is broad patient HLA coverage through an efficient set of donors. Virus-specific T-cells from individual healthy seropositive donors are expanded in a fully good manufacturing practices, or cGMP, compliant process, which is scaled to produce hundreds of patient doses from each manufacturing run. Our VST cell therapies are maintained in a cryopreserved state ready for “off-the-shelf” use. Cytomatch™, our proprietary algorithm for HLA matching, identifies the best VSTs for each patient. In combination, these elements allow us to efficiently build our global supply chain to serve a growing number of patients who could benefit from our highly innovative off-the-shelf VST therapy candidates.

To facilitate investigational product supply for our posoleucel and ALVR106 clinical trials, we are currently manufacturing posoleucel and ALVR106 at external cGMP CDMOs and leverage a network of cGLP contract testing laboratories. We believe this approach for our clinical product candidates is cost-effective and has allowed us to rapidly prepare for clinical trials in accordance with our development plans.

As an ElevateBio LLC affiliate, we are also able to leverage ElevateBio’s cell therapy expertise to develop and manufacture VST therapies for clinical trials and commercialization. ElevateBio has established ElevateBio BaseCamp, Inc., or BaseCamp, a centralized cell and gene therapy development and manufacturing facility dedicated to the production of products for its affiliated companies.

Government Regulation

In the United States, biological products, are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and the Public Health Service Act, or PHS Act, and other federal, state, local and foreign statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding regulations govern, among other things, the research, development, clinical trial, testing, manufacturing, quality control, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, marketing, promotion, advertising, post-approval monitoring, and post-approval reporting involving biological products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources, and we may not be able to obtain the required regulatory approvals.

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

In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules are subject to oversight of institutional biosafety committees, or IBCs, as set forth in the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines. Under the NIH Guidelines, recombinant and synthetic nucleic acids are defined as: (i) molecules that are constructed by joining nucleic acid molecules and that can replicate in a living cell (i.e., recombinant nucleic acids); (ii) nucleic acid molecules that are chemically or by other means synthesized or amplified, including those that are chemically or otherwise modified but can base pair with naturally occurring nucleic acid molecules (i.e., synthetic nucleic acids); or (iii) molecules that result from the replication of those described in (i) or (ii). Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

Clinical trials involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators who generally are physicians not employed by, or under, the control of the trial sponsor. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur.

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

In some cases, FDA may require, or firms may voluntarily pursue, post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor, acting on its own or based on a recommendation from the sponsor’s data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.

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

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if the second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

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

Additionally, a product candidate may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on an intermediate clinical endpoint other than survival or irreversible morbidity, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials to verify the clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. In addition, unless otherwise informed by the FDA, the FDA currently requires, as a condition for accelerated approval, that all advertising and promotional materials that are intended for dissemination or publication within 120 days following marketing approval be submitted to the agency for review during the pre-approval review period, and that after 120 days following marketing approval, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication. The FDA may withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product.

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

Biological product manufacturers and other entities involved in the manufacture and distribution of approved biological products are required to register their establishments with the FDA and certain state agencies, and they are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Additionally, discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

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

Coverage and Reimbursement

Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. In the U.S., no uniform policy of coverage and reimbursement for drug or biological products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor basis. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

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

In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price, or ASP, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

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

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower.

Further, due to the ongoing COVID-19 pandemic, millions of individuals have lost/will be losing employer-based insurance coverage, which may adversely affect our ability to commercialize our products.

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;
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

Government enforcement agencies have shown increased interest in pharmaceutical companies' product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar insurer actions. In addition, in November 2013, the CMS issued guidance to the issuers of qualified health plans sold through the ACA's marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that the CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future. The CMS subsequently issued a rule requiring individual market qualified health plans to accept third-party premium and cost-sharing payments from certain government-related entities. In September 2014, the OIG of the HHS issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal Anti-Kickback Statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Part D beneficiaries from using co-pay coupons. Accordingly, companies exclude these Part D beneficiaries from using co-pay coupons. It is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, and therefore could have a material adverse effect on our sales, business, and financial condition.

Third party patient assistance programs that receive financial support from companies have become the subject of enhanced government and regulatory scrutiny. The OIG has established guidelines that suggest that it is lawful for pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria and do not link aid to use of a donor's product. However, donations to patient assistance programs have received some negative publicity and have been the subject of multiple government enforcement actions, related to allegations regarding their use to promote branded pharmaceutical products over other less costly alternatives. Specifically, in recent years, there have been multiple settlements resulting out of government claims challenging the legality of their patient assistance programs under a variety of federal and state laws. It is possible that we may make grants to independent charitable foundations that help financially needy patients with their premium, co-pay, and co-insurance obligations. If we choose to do so, and if we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, we could be subject to damages, fines, penalties, or other criminal, civil, or administrative sanctions or enforcement actions. We cannot ensure that our compliance controls, policies, and procedures will be sufficient to protect against acts of our employees, business partners, or vendors that may violate the laws or regulations of the jurisdictions in which we operate. Regardless of whether we have complied with the law, a government investigation could impact our business practices, harm our reputation, divert the attention of management, increase our expenses, and reduce the availability of foundation support for our patients who need assistance.

On December 2, 2020, the HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers (PBMs), unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between PBMs and manufacturers. Implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and PBM service fees are currently under review by the current U.S. presidential administration and may be amended or repealed. Further, on December 31, 2020, CMS published a new rule, effective January 1, 2023, requiring manufacturers to ensure the full value of co-pay assistance is passed on to the patient or these dollars will count toward the Average Manufacturer Price and Best Price calculation of the drug. On May 21, 2021, PhRMA sued the HHS in the U.S. District Court for the District of Columbia, to stop the implementation of the rule claiming that the rule contradicts federal law surrounding Medicaid rebates. It is unclear how the outcome of this litigation will affect the rule. We cannot predict how the implementation of and any further changes to this rule will affect our business. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current U.S. presidential administration may reverse or otherwise change these measures, both the current U.S. presidential administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

Since its enactment, there have been judicial, Congressional and executive challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

Prior to the Biden administration, on October 13, 2017, former President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. The former Trump administration concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On August 14, 2020, the U.S. Court of Appeals for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid CSRs for the years preceding and including 2017. For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued the payments were owed to them. On April 27, 2020, the United States Supreme Court reversed the U.S. Court of Appeals for the Federal Circuit's decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula. It is unclear what impact these rulings will have on our business.

On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repeals the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. The Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to legislation amendments to the statute, including the Bipartisan Budget Act of 2018, or BBA, will stay in effect through 2030, unless additional Congressional action is taken. However, the Medicare sequester reductions under the Budget Control Act have been suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022. Proposed legislation, if passed, would extend this suspension until the end of the COVID-19 pandemic. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In December 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of the federal district court litigation regarding the method CMS uses to determine this risk adjustment. Since then, the ACA risk adjustment program payment parameters have been updated annually. In addition, CMS published a final rule that would give states greater flexibility, as of 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to request access to certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of these changes on the regulatory approvals of our product candidates, if any, may be. In the U.S., the European Union and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices for certain products in certain markets. For example, in the U.S., there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on August 6, 2021 CMS announced a proposed rule to rescind the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. Federal Government will pay for healthcare drugs and services, which could result in reduced demand for our drug candidates or additional pricing pressures.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

Human Capital

As of December 31, 2021, we had 107 full-time employees, including 25 with Ph.D. or M.D. degrees, and 80 who are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity incentive plans are to attract, retain and reward personnel through the granting of equity-based compensation awards in order to increase shareholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

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

Item 1A. Risk Factors.

Our business is subject to numerous risks. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, as well as our other public filings with the Securities and Exchange Commission, or the SEC. Any of the following risks could have a material adverse effect on our business, financial condition, results of operations and growth prospects and could cause the trading price of our common stock to decline.

Risks Related to Current Novel Coronavirus (COVID-19) Pandemic

Our business could be adversely affected by the effects of health epidemics, including the ongoing COVID-19 pandemic, in regions where third parties for which we rely, including CROs or CMOs, have significant research, development or manufacturing facilities, concentrations of clinical trial sites or other business operations, causing disruption in supplies and services.

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

In addition, our clinical trials may be affected by the COVID-19 pandemic, including the emergence of new variants. Clinical site initiation and patient enrollment may be delayed due to prioritization of healthcare system resources toward the COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, the ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations.

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

Since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

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

In addition, the clinical trial requirements of the FDA, EMA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates, such as our novel multi-VST cell therapy, can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. There are currently no FDA or EMA-approved cell-based therapies for the treatment of viral diseases, including those that our product candidates are designed to target. Moreover, our product candidates may not perform successfully in clinical trials or may be associated with adverse events.

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

Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals. However, FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher tiered inspectional needs (e.g., for-cause inspections) and carry out surveillance inspections using risk-based approaches for evaluating public health. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

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
•
developing and deploying consistent and reliable processes for procuring blood from consenting third-party donors, isolating T cells from the blood of such donors, activating the isolated T cells against specific antigens, characterizing and storing the resulting activated T cells for future therapeutic use, selecting and delivering a sufficient supply and breadth of appropriate partially HLA-matched cell line from among the available T-cell lines, and finally infusing these activated T cells into patients to enable the VSTs to recognize and eliminate virus-infected cells in the patient and induce antiviral benefit;
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

From time to time, we may announce or share with regulatory authorities interim “top line” or preliminary data from our clinical trials, such as the December 2021 announcement of preliminary results for our phase 2 posoleucel milti-virus prevention study, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Preliminary or “top line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously announced. As a result, interim, “top-line,” and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary, “top-line,” or interim data and final data could impact the regulatory approval of, and significantly harm the prospects for any product candidate that is impacted by the applicable data.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. The FDA has granted orphan drug designation to posoleucel for the treatment of virus-associated hemorrhagic cystitis. In the European Union, the prevalence of the condition must not be more than 5 in 10,000. The EMA has granted posoleucel orphan drug designation to treatment in HCT. This designation covers the treatment of all viruses targeted by posoleucel in all HCT patients: BK virus, or BKV, cytomegalovirus, or CMV, adenovirus, or AdV, Epstein-Barr virus, or EBV, and human herpesvirus 6, or HHV-6. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

If a product that has orphan drug designation from the FDA subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a BLA, to market the same biologic for the same indication, for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan product exclusivity or if FDA finds that the holder of the orphan exclusivity has not shown that it can ensure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the product was designated. Even if we or our collaborators obtain orphan designation to a product candidate, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. The scope of exclusivity is limited to the scope of any approved indication, even if the scope of the orphan designation is broader than the approved indication. Additionally, exclusive marketing rights may be limited if we or our collaborators seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if a product obtains orphan drug exclusivity, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve a product with the same active moiety for the same condition if the FDA concludes that the later product is safer, more effective, or makes a major contribution to patient care. Furthermore, the FDA can waive orphan exclusivity if we or our collaborators are unable to manufacture sufficient supply of the product. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

We have received Regenerative Medicine Advanced Therapy, or RMAT, designation for the treatment of HC caused by BKV in adults and children following allogeneic HCT and adenovirus (AdV) infection following allogenic hematopoietic stem cell transplant (allo-HCT), and received eligibility for the PRIME scheme from the EMA for the treatment of serious infections with BKV, CMV, AdV, EBV and HHV-6 in HCT patients, for posoleucel. These designations may not lead to a faster development or regulatory review or approval process, and will not increase the likelihood that such product candidates will receive marketing approval.

We have received RMAT designation from the FDA for posoleucel for the treatment of HC caused by BKV in adults and children following allogeneic HCT and for the treatment of AdV infection following allo-HCT. We have also received PRIME designation from the EMA for the treatment of serious infections with BKV, CMV, AdV, EBV and/or HHV-6 in HCT patients.

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

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to commercialize any product successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.

There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels. A primary trend in the healthcare industry is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third-party payors may also seek additional clinical evidence, beyond the data required to obtain regulatory approval, demonstrating clinical benefits and value in specific patient populations before covering our products for those patients. We cannot be sure that coverage and adequate reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain regulatory approval, and ultimately our ability to successfully commercialize any product candidate for which we obtain regulatory approval. Factors a payor considers in determining reimbursement are based on whether the product is:

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

There is no guarantee that the results obtained in current clinical studies or planned Phase 3 clinical trials of posoleucel will be sufficient to obtain regulatory approval or marketing authorization for HC, AdV, prevention or any other indication. Negative results in the development of our lead product candidates may also impact our ability to obtain regulatory approval for our other product candidates, either at all or within anticipated timeframes because, although other product candidates may target different indications, the underlying technology platform, manufacturing process and development process is the same for all of our product candidates. Accordingly, a failure in any one program may affect the ability to obtain regulatory approval to continue or conduct clinical programs for other product candidates.

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

Other legislative changes and healthcare reform initiatives have been proposed and adopted in the U.S. since the Affordable Care Act was enacted. On October 13, 2017, former President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Further, on October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On August 14, 2020, the U.S. Court of Appeals for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid CSRs for the years preceding and including 2017. For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. On April 27, 2020, the United States Supreme Court reversed the U.S. Court of Appeals for the Federal Circuit decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula.

In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, and subsequent legislation, have suspended these reductions from May 1, 2020 through March 31, 2022. Then a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022. In addition, in January 2013, the American Taxpayer Relief Act of 2012, or the ATRA, was enacted which, among other things, further reduced Medicare payments to several providers, including hospitals and outpatient clinics, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In December 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of the federal district court litigation regarding the method CMS uses to determine this risk adjustment. Since then, the ACA risk adjustment program payment parameters have been updated annually. In addition, CMS published a final rule that would give states greater flexibility, as of 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

Further, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to request access to certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act. On July 9, 2021, President Biden issued an executive order directing the FDA to, among other things, continue to clarify and improve the approval framework for biosimilars, including the standards for interchangeability of biological products, facilitate the development and approval of biosimilar and interchangeable products, clarify existing requirements and procedures related to the review and submission of BLAs, and identify and address any efforts to impede biosimilar competition

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of governments, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare, including by imposing price controls, may adversely affect the demand for our product candidates for which we obtain regulatory approval and our ability to set a price that we believe is fair for our products. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of these changes on the regulatory approvals of our product candidates, if any, may be. In the U.S., the European Union and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices for certain products in certain markets. For example, in the U.S., there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on August 6, 2021 CMS announced a proposed rule to rescind the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

Although some of these and other proposals may require additional authorization to become effective, members of Congress have indicated that they will continue to seek new legislative or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Furthermore, the increased emphasis on managed healthcare in the U.S. and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our current and future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research and would market, sell and distribute our products. As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate include the following:

•
the federal healthcare Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving, paying or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order, arrangement, or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers, among others. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties;

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates, independent contractors or agents of covered entities, that perform services for them that involve the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;
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

In the U.S., to help patients afford our approved product, we may utilize programs to assist them, including patient assistance programs and co-pay coupon programs for eligible patients. Government enforcement agencies have shown increased interest in pharmaceutical companies' product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar insurer actions. In addition, in November 2013, the CMS issued guidance to the issuers of qualified health plans sold through the ACA's marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that the CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future. The CMS subsequently issued a rule requiring individual market qualified health plans to accept third-party premium and cost-sharing payments from certain government-related entities. In September 2014, the OIG of the HHS issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Part D beneficiaries from using co-pay coupons. Accordingly, companies exclude these Part D beneficiaries from using co-pay coupons. It is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, and therefore could have a material adverse effect on our sales, business, and financial condition.

Third party patient assistance programs that receive financial support from companies have become the subject of enhanced government and regulatory scrutiny. The OIG has established guidelines that suggest that it is lawful for pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria and do not link aid to use of a donor's product. However, donations to patient assistance programs have received some negative publicity and have been the subject of multiple government enforcement actions, related to allegations regarding their use to promote branded pharmaceutical products over other less costly alternatives. Specifically, in recent years, there have been multiple settlements resulting out of government claims challenging the legality of their patient assistance programs under a variety of federal and state laws. It is possible that we may make grants to independent charitable foundations that help financially needy patients with their premium, co-pay, and co-insurance obligations. If we choose to do so, and if we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, we could be subject to damages, fines, penalties, or other criminal, civil, or administrative sanctions or enforcement actions. We cannot ensure that our compliance controls, policies, and procedures will be sufficient to protect against acts of our employees, business partners, or vendors that may violate the laws or regulations of the jurisdictions in which we operate. Regardless of whether we have complied with the law, a government investigation could impact our business practices, harm our reputation, divert the attention of management, increase our expenses, and reduce the availability of foundation support for our patients who need assistance.

On December 2, 2020, the HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers (PBMs), unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between PBMs and manufacturers. Implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and PBM service fees are currently under review by the current U.S. presidential administration and may be amended or repealed. Further, on December 31, 2020, CMS published a new rule, effective January 1, 2023, requiring manufacturers to ensure the full value of co-pay assistance is passed on to the patient or these dollars will count toward the Average Manufacturer Price and Best Price calculation of the drug. On May 21, 2021, PhRMA sued the HHS in the U.S. District Court for the District of Columbia, to stop the implementation of the rule claiming that the rule contradicts federal law surrounding Medicaid rebates. It is unclear how the outcome of this litigation will affect the rule. We cannot predict how the implementation of and any further changes to this rule will affect our business. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current U.S. presidential administration may reverse or otherwise change these measures, both the current U.S. presidential administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

We conduct our operations at our facilities in Waltham, Massachusetts and Houston, Texas. Both regions serve as headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. Changes to U.S. immigration and work authorization laws and regulations, including those that restrain the flow of scientific and professional talent, can be significantly affected by political forces and levels of economic activity. Our business may be materially adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes and goals or projects involving personnel who are not U.S. citizens.

To encourage valuable employees remain at our company, in addition to salary and cash incentives, we have provided restricted stock and stock options that vest over time. The value to employees of restricted stock and stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

Certain of our directors and officers may have actual or potential conflicts of interest because of their positions with ElevateBio.

We are an affiliate of ElevateBio. David Hallal, our Executive Chairman and former Chief Executive Officer, also serves as the Chairman and Chief Executive Officer of ElevateBio, and Vikas Sinha, our Chief Financial Officer, also serves as the Chief Financial Officer of ElevateBio. Ansbert Gadicke and Morana Jovan-Embiricos, two members of our board of directors also serve as directors of the board of directors of ElevateBio. In addition, certain of these individuals own equity interests in ElevateBio, which may represent a significant portion of these individuals’ net worth. Although, we have adopted a written related party transactions policy that such transactions must be approved by our audit committee, their positions at ElevateBio and the ownership of any ElevateBio equity or equity awards creates, or may create the appearance of, conflicts of interest when we ask these individuals to make decisions that could have different implications for ElevateBio than the decisions have for us.

We may need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2021, we had 107 employees. As our development and commercialization plans and strategies develop, and as we begin operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. In particular, we may need to add substantial additional personnel and other resources to support our development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Changes in U.S. or foreign tax law or changes in our effective tax rates could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local income taxation and foreign income taxation are constantly under review by persons involved in the legislative process, by the Internal Revenue Service, the U.S. Treasury Department and foreign tax authorities. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes have been made to applicable tax laws and changes are likely to continue to occur in the future.

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

We are subject to tax in both U.S. and foreign jurisdictions and determining our worldwide tax liabilities is complex and requires significant judgment. We could incur additional tax liability if relevant tax authorities disagree with our reported tax positions. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with different statutory tax rates, challenges to our transfer pricing practices, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations, and changes in our tax filings due to tax audits.

Our ability to use our net operating loss carryforwards and other tax attributes may be limited.

Our ability to use our U.S. federal, U.S. state and foreign net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses.

Unused U.S. federal tax losses for tax years beginning before January 1, 2018 and prior tax years will carry forward to offset future taxable income, if any, until such unused losses expire. Unused U.S. federal tax losses generated for tax year beginning after December 31, 2017 will not expire and may be carried forward indefinitely, and generally may not be carried back to prior taxable years, except that, under the CARES Act, net operating losses generated in 2018, 2019 and 2020 may be carried back to each of the five tax years preceding the tax years of such losses. Additionally, for taxable years beginning after December 31, 2020, the deductibility of such U.S. federal net operating losses is limited to 80% of our taxable income in any future taxable year. In addition, both our current and our future unused U.S. federal and state tax losses and unused U.S. federal and state research and development tax credits may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2021, we reported U.S. federal and state net operating loss carryforwards of approximately $13.3 million and $8.5 million, respectively, and federal and state research and development tax credit carryforwards of $2.8 million and $0.8 million, respectively. Our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses were $172.0 million and $69.8 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $297.1 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

We had cash, cash equivalents and short-term investments of $248.1 million as of December 31, 2021. We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Any of our current or future license agreements may also be terminated if we are unable to meet the payment or other obligations under the agreements. We believe that the net proceeds from our IPO, together with our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2023. This estimate may prove to be wrong, and we could use our available capital resources earlier than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds earlier than planned.

Risks Related to Manufacturing

We intend to develop an efficient and highly productive manufacturing supply chain for our allogeneic, off-the-shelf single- and multi-VST cell therapies. Delays in process performance qualification to validate the drug product manufacturing process could delay regulatory approvals, our development plans and thereby limit our ability to generate revenues.

Our association with ElevateBio provides access to ElevateBio’s BaseCamp cell therapy process development and manufacturing expertise. ElevateBio has established a centralized facility dedicated to the production of cell and gene therapy products for its affiliated companies, eliminating the need for each company to build its own facilities and hire the appropriate expertise and intends become a supplier of our drug product. ElevateBio plans to provide additional GMP manufacturing capacity and drug product supply. The facility commissioning and qualification activities required to support production at BaseCamp will be completed in February 2022. Product-specific qualification to support clinical development and commercial production qualification activities are ongoing. If the appropriate regulatory approvals for at our existing CMO or our facility are delayed, we may not be able to manufacture sufficient quantities of our drug candidates, which would limit our development activities and our opportunities for growth and revenues.

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

While access to the ElevateBio manufacturing facility provides us with flexibility within our manufacturing network, we still may need to identify additional CMOs for continued production of supply for some of our product candidates. Given the nature of our manufacturing processes, the number of CMOs who possess the requisite skill and capability to manufacture our T-cell immunotherapy product candidates is limited. We have identified a limited number of alternate suppliers in the event ElevateBio and the current CMOs that we utilize are unable to scale production, or if we otherwise experience any problems with them.

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

General Risk Factors

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 64% of our common stock as of December 31, 2021. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

We incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which will require, among other things, that we file with the Securities and Exchange Commission, or SEC, annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Our amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claim for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers, and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein, or the Delaware Forum Provision. The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Massachusetts shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision, as our principle office is located in Waltham, Massachusetts. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We conduct our primary operations out of leased space in Waltham, MA, which is intended for general office, research and development, laboratory use, and light manufacturing. Our Waltham, Massachusetts property is comprised of a lease with BP Bay Colony, LLC and a sublease of office space with AMAG Pharmaceuticals, Inc. We have rights to the leased space in Waltham through July 30, 2030. We also lease an office space containing a one room suite with workplace capacity for six individuals, which is located in Houston, Texas. The lease expires in September 2022. We additionally sublease a facility from ElevateBio containing 2,879 square feet of office space, which is located in Cambridge Massachusetts. The sublease is based on a month-to-month lease and was terminated effective January 31, 2022. We believe that our current facilities are sufficient to meet our current and near-term needs and that, should it be needed, suitable additional space will be available.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on The Nasdaq Global Select Market on July 30, 2020, under the symbol “ALVR.” Prior to that time, there was no public market for our common stock.

Holders of Record

As of January 31, 2022, we had approximately 64 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

All of the shares of common stock sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (Reg. No. 333-239698 and Reg. No. 333-240181), which was declared effective on July 29, 2020. Following the sale of the shares in connection with the closing of our initial public offering, the offering terminated. Morgan Stanley & Co. LLC, J.P Morgan Securities LLC and SVB Leerink LLC acted as joint book-running managers and Piper Sandler & Co. acted as co-manager of the IPO.

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

Overview

We are a leading late clinical-stage cell therapy company developing highly innovative allogeneic T-cell therapies to treat and prevent devastating viral diseases. Our innovative and proprietary virus-specific T-cell, or VST, therapy platform allows us to generate off-the-shelf VSTs designed to restore immunity in patients with T-cell deficiencies who are at risk from the life-threatening consequences of viral diseases. There is an urgent medical need for therapies to treat a large number of patients suffering from viral diseases who currently have limited or no treatment options. We are developing four innovative, allogeneic, off-the-shelf VST therapy candidates targeting 12 different devastating viruses. The most advanced is posoleucel (previously referred to as Viralym-M or ALVR105), for which we an ongoing pivotal trial for the treatment of virus-associated hemorrhagic cystitis, or HC, and for the treatment of adenovirus, or AdV, infections and ongoing POC clinical trials for multi-virus prevention in HCT and for BKV treatment in kidney transplant.

Posoleucel, is a multi-VST cell therapy that targets six viruses: AdV, BK virus, cytomegalovirus, Epstein-Barr virus, human herpesvirus 6 and JC virus. Posoleucel has the potential to fundamentally transform the treatment landscape for transplant patients by substantially reducing or preventing disease morbidity and mortality, thereby dramatically improving patient outcomes. To fully explore the clinical benefit of posoleucel, we plan three Phase 3 pivotal and one Phase 2 POC trial in 2022 for the treatment and prevention of life-threatening viral diseases in pediatric and/or adult allogeneic HCT patients, each representing a potential meaningful commercial opportunity. Two of the Phase 3 clinical trials – one in virus-associated HC and one in AdV infection in HCT patients – and a POC trial in BKV are ongoing. A third Phase 3 trial in multi-virus prevention in high-risk allogeneic HCT patients is expected to initiate in the first half of 2022.

Our pipeline includes additional investigational VST therapies that may benefit high-risk individuals. ALVR106 is our second off-the-shelf, multi-VST product candidate targeting devastating respiratory diseases caused by human metapneumovirus, or hMPV, influenza, parainfluenza virus, or PIV and respiratory syncytial virus, or RSV. A Phase 1/2 POC clinical study of ALVR106 opened for enrollment at the end of 2021. ALVR109 is an allogeneic, off-the-shelf, single virus-targeted cell therapy designed to target SARS-CoV-2, the virus that causes the severe and life-threatening viral disease, COVID-19. Data from the POC clinical trial of ALVR109 were reported in 2021, and we continue to make ALVR109 available to physicians in response to appropriate compassionate use requests. In the preclinical space, we are advancing ALVR107 designed to target hepatitis B, or HBV, infected cells and with the aim of curing chronic HBV infection. Preclinical and IND-enabling studies of ALVR107 to treat and cure HBV will be completed in 2022 to support advancement into a POC study.

Since inception, we have devoted substantially all of our resources on raising capital, organizing and staffing our company, business planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing posoleucel, ALVR106, ALVR107, ALVR109 and other product candidates and preparing for clinical trials and establishing arrangements with third parties for the manufacture of our product candidates and component materials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. On August 3, 2020, we completed an initial public offering, or “IPO,” of our common stock and issued and sold 18,687,500 shares of our common stock at a public offering price of $17.00 per share, resulting in net proceeds of $292.0 million after deducting underwriting discounts and commissions and offering costs. Prior to our IPO, we have funded our operations to date primarily through equity financings and have received proceeds of $156.3 million, net of issuance costs of $0.6 million, from the sale of our preferred stock.

On August 6, 2021, we filed an automatically effective registration statement on Form S-3 (the “Registration Statement”) with the SEC which registered the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with SVB Leerink LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement (the “ATM Program”). As of December 31, 2021, no sales had been made pursuant to the ATM Program.

We have incurred significant operating losses since inception, including net losses of $172.0 million and $69.8 million for the years ended December 31, 2021 and 2020, respectively. At December 31, 2021, we had an accumulated deficit of $297.1 million.

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
•
seek regulatory approvals and pursue commercialization for any product candidates that successfully complete clinical trials; and
•
add operational, financial, and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

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

At December 31, 2021, we had cash, cash equivalents and short-term investments of $248.1 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

The development of our product candidates could be disrupted and materially adversely affected in the future by a pandemic, epidemic or outbreak of an infectious disease, such as the ongoing COVID-19 pandemic. The spread of COVID-19 has impacted the global economy and has impacted our operations, including the interruption of our preclinical and clinical trial activities and potential interruption to our supply chain. For example, the COVID-19 pandemic has delayed clinical trials. If the disruption due to the COVID-19 pandemic continues, our planned pivotal clinical trials also could be delayed due to government orders and site policies on account of the pandemic, and some patients may be unwilling or unable to travel to study sites, enroll in our trials or be unable to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay our ability to conduct preclinical studies and clinical trials or release clinical trial results and could delay our ability to obtain regulatory approval and commercialize our product candidates. Furthermore, COVID-19 could affect our employees or the employees of research sites and service providers on whom we rely, including contract research organizations, or CROs, as well as those of companies with which we do business, including our suppliers and contract manufacturing organizations, or CMOs, thereby disrupting our business operations. Quarantines and travel restrictions imposed by governments in the jurisdictions in which we and the companies with which we do business operate could materially impact the ability of employees to access preclinical and clinical sites, laboratories, manufacturing sites and offices. For the health and safety of our employees, the Company has implemented work-at-home policies and we have generally restricted on site staff to only those employees who are fully vaccinated or essential to the development and research of product candidates; accordingly, we may experience limitations in employee resources. The outbreak and any other preventative or protective actions that we, our suppliers or other third parties with which we have business relationships, or governments may take in respect of the COVID-19 pandemic, could disrupt, delay, or otherwise adversely impact our business.

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

Relationship with ElevateBio

On September 17, 2018, we entered into a Series A2 Preferred Stock Purchase Agreement, or the Series A2 Agreement, with ElevateBio. ElevateBio was formed in November 2017 and is headquartered in Cambridge, Massachusetts, with a focus on the development of a portfolio of novel cell therapy programs acquired through business development activities with biotechnology companies. ElevateBio is structured as a holding company, comprised of asset-specific subsidiaries focused on the development of the pipeline assets, as well as a manufacturing subsidiary with the expertise to provide drug development and manufacturing services. As a result of ElevateBio’s purchase of our Series A2 Preferred Stock, which converted to common stock upon completion of our IPO, ElevateBio acquired an ownership interest to our audited consolidated financial statements appearing elsewhere in this Form 10-K. The Chief Financial Officer of ElevateBio currently serves in a similar management role with us. In May 2021, Diana M. Brainard M.D., succeeded David Hallal, ElevateBio’s Chief Executive Officer, as the Company’s Chief Executive Officer. Mr. Hallal continues to serve as Executive Chairman of the Company's board of directors. In addition to Mr. Hallal and Mr. Sinha, two other members of the Company's board of directors, Morana Jovan-Embiricos and Ansbert Gadicke, also serve as directors of the board of directors of ElevateBio.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We have incurred significantly increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.

Total Other Income (Loss), Net

Interest income

Interest income consists of interest income on cash, cash equivalents and short-term investments held in financial institutions.

Other income (loss), net

“Other income (loss), net” consists primarily of investment amortization and accretion of discounts on short-term investments, foreign exchange gains and losses, other income from government grants based on expenditures that qualify for reimbursement and interest expense.

Income tax expense

Income tax expense consists of current income tax expense which is expected to be payable for the current year.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations (in thousands):

	Years Ended December 31,
	2021	2020	Change
Operating expenses:
Research and development	$120,735	$49,663	$71,072
General and administrative	49,083	21,646	27,437
Total operating expenses	169,818	71,309	98,509
Loss from operations	(169,818)	(71,309)	(98,509)
Total other income (loss), net:
Interest income	1,315	1,330	(15)
Other (loss) income, net	(2,452)	195	(2,647)
Loss before income taxes	(170,955)	(69,784)	(101,171)
Income tax expense	1,007	—	1,007
Net loss	$(171,962)	$(69,784)	$(102,178)

Research and Development Expenses

The following table summarizes our research and development costs for each of the periods presented (in thousands):

	Years Ended December 31,
	2021	2020	Change
Direct research and development expenses by program:
posoleucel	$49,696	$20,384	$29,312
ALVR106	9,224	5,206	4,018
ALVR109	3,122	753	2,369
Discovery	1,798	583	1,215
Unallocated research and development expenses:
Personnel expenses (including stock-based compensation)	52,019	20,723	31,296
Other expenses	4,876	2,014	2,862
Total research and development expenses	$120,735	$49,663	$71,072

Research and development expenses were $120.7 million for the year ended December 31, 2021, compared to $49.7 million for the year ended December 31, 2020. The increase of $71.1 million was primarily due to:

•
a $29.3 million increase in costs related to the development of posoleucel, our most advanced product candidate, primarily due to an increase in costs related to the outsourcing of manufacturing of $14.1 million and the development of clinical trials of $15.2 million;
•
a $4.0 million increase in costs related to the development of ALVR106, primarily due to an increase in costs related to the outsourcing of manufacturing of $4.2 million;
•
a $2.4 million increase in costs related to the development of ALVR109, primarily due to increased costs related to COVID-19 clinical trials;
•
a $1.2 million increase in costs related to discovery activities, primarily due to costs related to the outsourcing of manufacturing;
•
a $31.3 million increase in personnel-related costs, including an increase in stock-based compensation expense of $17.1 million and a decrease of $2.5 million in costs for external consultants, due to an increase in employee headcount in support of research activities; and
•
a $2.9 million increase in other research and development expenses, including facilities, rent, travel and equipment driven by an increase in headcount.

General and Administrative Expenses

General and administrative expenses were $49.1 million for the year ended December 31, 2021, compared to $21.6 million for the year ended December 31, 2020. The increase of $27.4 million primarily consisted of an increase of $21.6 million in personnel-related costs, including stock-based compensation of expense $17.5 million, due to an increase in headcount, a $1.6 million increase in professional and consulting fees for legal and accounting, a $2.7 million increase in insurance and a $1.0 million increase in software and IT services due to increased operations.

Total Other Income (Loss), Net

Total “other income (loss), net” was $(1.1) million for the year ended December 31, 2021, compared to $1.5 million for the year ended December 31, 2020. The decrease of $2.7 million is primarily attributable to a decrease of $1.2 million in foreign exchange gains and losses, a decrease of $0.7 million resulting from a change in amortization and accretion of discounts on short-term investments and a decrease of $0.6 million in other income from government grants.

Income Tax Expense

Income tax expense was $1.0 million for the year ended December 31, 2021, compared to $0 for the year ended December 31, 2020. The increase in income tax expense was due to a transfer of intellectual property rights between tax jurisdictions in 2021.

Liquidity and Capital Resources

Sources of Liquidity

At December 31, 2021, we have funded our operations primarily through equity financings and have received net cash proceeds of approximately $156.3 million from the sale of our preferred stock and $292.0 million of net proceeds from the sale of common stock in our IPO. On August 6, 2021, we filed the Registration Statement with the SEC and simultaneously entered into a sales agreement with SVB Leerink LLC, as sales agent, for the ATM Program. As of December 31, 2021, no sales had been made pursuant to the ATM Program.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our manufacturing, licensing and lease obligations described further below.

Funding Requirements

At December 31, 2021, our cash, cash equivalents and short-term investments were $248.1 million. We believe that our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through clinical development, seek regulatory approval and pursue commercialization of any approved product candidates. We expect that our research and development and general and administrative costs will increase in connection with our planned research and development activities. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. If we receive regulatory approval for our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Years Ended December 31,
	2021	2020
Net cash used in operating activities	$(106,319)	$(60,811)
Net cash provided by (used in) investing activities	185,983	(169,497)
Net cash provided by financing activities	232	291,975
Effect of exchange rate changes on cash and cash equivalents	(44)	(90)
Net increase in cash and cash equivalents	$79,852	$61,577

Operating Activities

Net cash used in operating activities was $106.3 million for the year ended December 31, 2021, reflecting a net loss of $172.0 million, partially offset by non-cash charges of $46.3 million. The non-cash charges primarily consist of non-cash lease expense, amortization of discounts on short-term investments and stock compensation expense. The change in our net operating assets and liabilities of $19.4 million was primarily due to an increase of $20.3 million in accounts payable, accrued expenses and amount due to related party and an increase of $1.0 million in income tax payable partially offset by an increase of $1.2 million in prepaid expenses and other current assets and an increase of $1.1 million in other assets.

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

The $45.5 million increase in cash used in operating activities for the year ended December 31, 2021 compared to the year ended December 31, 2020 is primarily due to an increase in research and development expenses and general and administrative expenses as a result of advancing the development of posoleucel, ALVR106 and ALVR109 and operating as a public company, including increased personnel costs related to our increased headcount and our increased efforts towards identifying product candidates.

Investing Activities

Net cash provided by investing activities was $186.0 million for the year ended December 31, 2021, which was primarily due to the investment maturities of $262.6 million, partially offset by purchases of investments of $76.6 million.

Net cash used in investing activities was $169.5 million for the year ended December 31, 2020, which was primarily due to the purchase of investments of $300.3 million and the purchase of property and equipment of $0.2 million, partially offset by investment maturities of $131.0 million.

Financing Activities

Net cash provided by financing activities was $0.2 million for the year ended December 31, 2021 due to proceeds from the exercise of stock options.

Net cash provided by financing activities was $292.0 million for the year ended December 31, 2020 due to proceeds from our IPO, net of issuance costs paid.

Contractual Obligations

Operating Leases

Operating lease payments represent our commitments for future minimum rent made under non-cancelable leases for our corporate headquarters in Waltham, MA and for dedicated manufacturing suites for the manufacture of AlloVir products at a third party contract manufacturing organization, or CMO, and at ElevateBio Basecamp. The total payments for our operating lease obligations at

December 31, 2021 is $36.1 million, of which $7.8 million is due in the next twelve months and the remaining payments are due over the terms of the respective leases. For additional details regarding our leases, see Note 5 to our consolidated financial statements.

Sponsored Research and Collaboration Agreements

In November 2020, we entered into a Research Collaboration Agreement (the “Research Agreement”) with BCM, effective on the same date, under which we agreed to pay BCM for performing certain research activities under the direction of Dr. Ann Leen commencing on January 1, 2021 and continuing for a three-year period thereafter. The Research Agreement requires the Company to make payments to BCM totaling approximately $2.0 million per year, for a total of approximately $6.0 million over the term of the Research Agreement. These payments are included in the table above.

Purchase and Other Obligations

We enter into contracts in the normal course of business with CROs and other third-party vendors for clinical trials and testing and manufacturing services, which can contain minimum purchase commitments or other noncancelable obligations. At December 31, 2021, our total noncancelable contractual obligations was $5.0 million, with $3.0 million due in the next twelve months. Most contracts do not contain minimum purchase commitments and are cancellable by us upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including non-cancelable obligations of services provided up to one year after the date of cancellation. The amount and timing of such payments are not known.

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

Stock-Based Compensation Expense

We grant restricted stock and stock options to employees, consultants, and directors. We measure stock-based compensation for employees and non-employees based on the grant date fair value of the stock-based awards, and recognize stock-based compensation cost for awards with performance conditions if and when we conclude that it is probable that the performance conditions will be achieved using a graded-vesting basis over the requisite service period. For awards with only a service condition, we expense stock-based compensation on a straight-line basis over the requisite employee service period, which is generally the vesting period of the respective award.

Stock-based compensation expense is classified in our consolidated statements of operations and comprehensive loss based on the function to which the related services are provided or in the same manner in which the grantee’s payroll costs are classified or in which the grantee’s service payments are classified.

Prior to our IPO, we estimated the fair value of each stock option grant and restricted common stock award. We consider the fair value of our common stock prior to the IPO, an input to the option pricing models, a critical accounting estimate.

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

The expected term of our options granted to employees and non-employees has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options, and we calculate the expected term of these awards using the midpoint between the vesting date and the contractual term. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. We have not paid, and do not anticipate paying, dividends on our common stock; therefore, the expected dividend yield is assumed to be zero.

Valuation of Common Stock

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and our Chief Financial Officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of the Stockholders and is included herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of the Stockholders and is included herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of the Stockholders and is included herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of the Stockholders and is included herein by reference.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is Deloitte & Touche LLP, Boston, MA, USA, PCAOB Auditor Firm ID 34.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of the Stockholders and is included herein by reference.

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
3.1

Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No.001-39409) filed on August 3, 2020).

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No.001-39409) filed on August 3, 2020).

4.1

Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, effective as of May 8, 2019 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-23969) filed on July 6, 2020).

4.2

Description of the Registrant’s securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.2 of the Registrant’s Annual Report on Form 10-K (File No. 001-39409) filed on February 12, 2021).

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

10.3#	2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239698) filed on July 23, 2020).

10.4*#	Senior Executive Cash Bonus Plan

10.5#

Form of Indemnification Agreement between the Registrant and each of its directors (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-23969) filed on July 6, 2020).

10.6#

Form of Indemnification Agreement between the Registrant and each of its executive officers (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-23969) filed on July 6, 2020).

10.7

Lease Agreement between the Registrant and Regus Management Group, LLC, dated as of January 3, 2019, as amended by the Renewal Agreement, entered into on December 10, 2019 (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-23969) filed on July 6, 2020).

10.8†

Amended and Restated Exclusive License Agreement, by and between Baylor College of Medicine and the Registrant, dated as of May 11, 2020 (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239698) filed on July 23, 2020).

10.9†

Sponsored Research Agreement, by and between Baylor College of Medicine and the Registrant, dated as of June 18, 2019, as amended by the Amendment to Sponsored Research Agreement, entered into on April 7, 2020 (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239698) filed on July 23, 2020).

10.10

Asset Rental Agreement, by and between ElevateBio Management, Inc. and the Registrant, dated as of May 1, 2019 (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-23969) filed on July 6, 2020).

10.11

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

10.13#

Consulting Agreement, by and between Ann Leen and the Registrant, dated as of October 1, 2018 (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-23969) filed on July 6, 2020).

10.14†

Redeemable Preferred Stock Redemption Agreement among the Registrant and certain of its stockholders, effective as of September 17, 2018 (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239698) filed on July 23, 2020).

10.15#

Executive Employment Agreement by and between the Registrant and Diana Brainard, effective as of March 17, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-39409) filed on March 22, 2021).

10.16#

Transition Agreement by and between the Registrant and David Hallal, dated May 18, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39409) filed on August 6, 2021).

10.17#

Consulting Agreement by and between AlloVir, Inc. and David Hallal, effective as of July 22, 2021 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39409) filed on August 6, 2021).

10.18#

Amended and Restated Executive Employment Agreement, by and between the Registrant and Vikas Sinha, dated as of October 2, 2019 (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239698) filed on July 23, 2020).

10.19#

Executive Employment Agreement, by and between the Registrant and Agustin Melian, dated as of March 21, 2019 (incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239698) filed on July 23, 2020).

10.20#

Executive Employment Agreement, by and between the Registrant and Ercem Atillasoy, dated as of July 14, 2020 (incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K (File No. 001-39409) filed on February 12, 2021).

10.21†

Exclusive License Agreement, by and between Baylor College of Medicine and the Registrant, dated as of November 30, 2020 (incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K (File No. 001-39409) filed on February 12, 2021).

10.22†

Research Collaboration Agreement, by and between Baylor College of Medicine and the Registrant, dated as of November 30, 2020 (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K (File No. 001-39409) filed on February 12, 2021).

10.23†

First Amendment to Amended and Restated Exclusive License Agreement by and between Baylor College of Medicine and the Registrant, dated as of November 30, 2020 (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K (File No. 001-39409) filed on February 12, 2021).

10.24+

Sublease by and between AlloVir, Inc. and AMAG Pharmaceuticals, Inc., dated September 8, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-39409) filed on September 13, 2021).

10.25+

Lease by and between AlloVir, Inc. and BP Bay Colony LLC, dated September 8, 2021 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-39409) filed on September 13, 2021).

21.1*	List of Subsidiaries of Registrant.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1*	Power of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# Indicates a management contract or any compensatory plan, contract or arrangement.

† Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

+ Schedules to the Sublease and Lease have been omitted pursuant to Item 601(b)(2) of Regulation S-K because they contain information that is both (i) not material and (ii) of the type that the registrant treats as private and confidential. The registrant will furnish copies of any such schedules to the U.S. Securities and Exchange Commission upon request.

16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLOVIR, INC.

Date: February 10, 2022	By:	/s/ Diana Brainard
Diana Brainard
Chief Executive Officer and Director (Principal Executive Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Diana Brainard with full power of substitution and resubstitution and full power to act as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorney-in-fact and agent or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Diana Brainard, MD	Chief Executive Officer and Director (Principal Executive Officer)	February 10, 2022
Diana Brainard

/s/ Vikas Sinha	President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	February 10, 2022
Vikas Sinha

/s/ David Hallal	Executive Director	February 10, 2022
David Hallal

/s/ Jeffrey Bornstein	Director	February 10, 2022
Jeffrey Bornstein

/s/ Malcolm Brenner, MD, PhD	Director	February 10, 2022
Malcolm Brenner, MD, PhD

/s/ Ansbert Gadicke, MD	Director	February 10, 2022
Ansbert Gadicke, MD

/s/ Morana Jovan-Embiricos, PhD	Director	February 10, 2022
Morana Jovan-Embiricos, PhD

/s/ Juan F. Vera, MD	Director	February 10, 2022
Juan F. Vera, MD

/s/ John Wilson	Director	February 10, 2022
John Wilson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of AlloVir, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AlloVir, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and changes in stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

February 10, 2022

We have served as the Company’s auditor since 2019.

ALLOVIR, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share amounts)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$201,661	$122,661
Short-term investments	46,459	233,663
Accrued interest	50	450
Prepaid expenses and other current assets	5,178	4,543
Total current assets	253,348	361,317
Restricted cash	852	—
Other assets	1,102	—
Property and equipment, net	1,549	812
Operating lease right-of-use assets	29,743	8,692
Total assets	$286,594	$370,821
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,361	$963
Accrued expenses	20,152	7,530
Income tax payable	1,007	—
Operating lease liability, current	6,591	3,229
Amount due to related party	1,742	572
Total current liabilities	37,853	12,294
Operating lease liability, long term	23,475	5,463
Total liabilities	61,328	17,757
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized at December 31, 2021 and December 31, 2020, respectively; 0 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value: 150,000,000 shares authorized at December 31, 2021 and December 31, 2020, respectively; 65,170,332 and 65,106,873 shares issued at December 31, 2021 and December 31, 2020, respectively; and 63,565,886 and 61,931,255 shares outstanding at December 31, 2021 and December 31, 2020, respectively	7	7
Additional paid-in capital	522,479	478,272
Accumulated other comprehensive loss	(155)	(112)
Accumulated deficit	(297,065)	(125,103)
Total stockholders’ equity	225,266	353,064
Total liabilities and stockholders’ equity	$286,594	$370,821

The accompanying notes are an integral part of these consolidated financial statements.

ALLOVIR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
(in thousands, except share and per share amounts)	2021	2020
Operating expenses:
Research and development	120,735	49,663
General and administrative	49,083	21,646
Total operating expenses	169,818	71,309
Loss from operations	(169,818)	(71,309)
Total other income (loss), net:
Interest income	1,315	1,330
Other (loss) income, net	(2,452)	195
Loss before income taxes	(170,955)	(69,784)
Income tax expense	1,007	—
Net loss	$(171,962)	$(69,784)
Net loss per share — basic and diluted	$(2.74)	$(2.59)
Weighted-average common shares outstanding — basic and diluted	62,782,126	26,897,390
Comprehensive loss:
Net loss	$(171,962)	$(69,784)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	1	(90)
Foreign currency translation adjustment	(44)	(90)
Total other comprehensive loss	(43)	(180)
Comprehensive loss	$(172,005)	$(69,964)

The accompanying notes are an integral part of these consolidated financial statements.

ALLOVIR, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Series B Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	(Deficit)
Balance at December 31, 2019	14,877,697	$120,923	44,520,653	$52,204	2,099,740	$—	$3,748	$68	$(55,319)	$(51,503)
Initial public offering, net of underwriting discounts, commissions, and offering costs	—	-	—	$—	18,687,500	$2	$291,973	—	$—	$291,975
Conversion of convertible preferred stock into common stock upon initial public offering	(14,877,697)	(120,923)	(44,520,653)	(52,204)	39,859,139	5	173,122	—	—	173,127
Stock-based compensation	—	—	—	—	—	—	9,429	—	—	9,429
Issuance of common stock, upon vesting of restricted stock	—	—	—	—	1,284,876	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(90)	—	(90)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(90)	—	(90)
Net loss	—	—	—	—	—	—	—	—	(69,784)	(69,784)
Balance at December 31, 2020	—	$—	—	$—	61,931,255	$7	$478,272	$(112)	$(125,103)	$353,064
Stock-based compensation	—	—	—	—	—	—	43,975	—	—	43,975
Issuance of common stock, upon vesting of restricted stock	—	—	—	—	1,609,479	—	—	—	—	—
Issuance of common stock, upon exercise of common stock	—	—	—	—	25,152	—	232	—	—	232
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	—	—	—	—	(171,962)	(171,962)
Balance at December 31, 2021	—	$—	—	$—	63,565,886	$7	$522,479	$(155)	$(297,065)	$225,266

The accompanying notes are an integral part of these consolidated financial statements.

ALLOVIR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(171,962)	$(69,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	189	73
Non-cash lease expense	928	—
Amortization and accretion of discounts on short-term investments	1,197	502
Stock compensation expense	43,975	9,429
Changes in operating assets and liabilities:
Unbilled grant receivables	—	298
Accrued interest	400	(188)
Prepaid expenses and other current assets	(1,241)	(3,867)
Other assets	(1,102)	—
Income tax payable	1,007	—
Accounts payable, accrued expenses and amount due to related party	20,290	2,726
Net cash used in operating activities	(106,319)	(60,811)
Cash flows from investing activities
Purchase of property and equipment	(26)	(235)
Purchase of short-term investments	(76,591)	(300,262)
Maturities of short-term investments	262,600	131,000
Net cash provided by (used in) investing activities	185,983	(169,497)
Cash flows from financing activities
Payment of initial public offering costs	—	(3,474)
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts of $22,238	—	295,449
Proceeds from exercise of stock options	232	—
Net cash provided by financing activities	232	291,975
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(44)	(90)
Net increase in cash, cash equivalents, and restricted cash	79,852	61,577
Cash, cash equivalents, and restricted cash at beginning of period	122,661	61,084
Cash, cash equivalents, and restricted cash at end of period	$202,513	$122,661
Non-cash investing and financing activities
Unrealized gain (loss) on available-for-sale securities	$1	$(90)
Right-of-use assets obtained in exchange for operating lease liability	$26,386	$—
Purchase of property and equipment included in AP and accrued expenses	$899	$300

Conversion of preferred stock to common stock upon initial public offering	$—	$173,127

	Years Ended December 31,
	2021	2020
Cash and cash equivalents	$201,661	$122,661
Restricted cash	852	—
Total cash, cash equivalents, and restricted cash	$202,513	$122,661

The accompanying notes are an integral part of these consolidated financial statements.

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

AlloVir, Inc. (“AlloVir” or “the Company”, formerly known as ViraCyte, Inc.) is a leading late clinical-stage cell therapy company developing highly innovative allogeneic T cell therapies to treat and prevent devastating viral diseases. The Company’s innovative and proprietary virus-specific T cell, or VST, therapy platform allows AlloVir to generate off-the-shelf VSTs designed to restore immunity in patients with T-cell deficiencies who are at risk from the life-threatening consequences of viral diseases. There is an urgent medical need for therapies to treat a large number of patients suffering from viral diseases who currently have limited or no treatment options. The Company is developing four innovative, allogeneic, off-the-shelf VST therapy candidates targeting 12 different devastating viruses. The most advanced is posoleucel (previously referred to as Viralym-M or ALVR105), for which the Company has an ongoing pivotal trial for the treatment of virus-associated hemorrhagic cystitis, or HC, and for the treatment of adenovirus, or AdV, infections and ongoing proof-of-concept, or POC, clinical trials for multi-virus prevention in HCT and for BKV treatment in kidney transplant.

The Company's lead product candidate, posoleucel, is a multi-VST cell therapy that targets six viruses: AdV, BK virus, cytomegalovirus, Epstein-Barr virus, human herpesvirus 6 and JC virus. Posoleucel has the potential to fundamentally transform the treatment landscape for transplant patients by substantially reducing or preventing disease morbidity and mortality, thereby dramatically improving patient outcomes. To fully explore the clinical benefit of posoleucel, the Company plans three Phase 3 pivotal and one Phase 2 POC trial in 2022 for the treatment and prevention of life-threatening viral diseases in pediatric and/or adult allogeneic HCT patients, each representing a potential meaningful commercial opportunity. Two of the Phase 3 clinical trials – one in virus-associated HC and one in AdV infection in HCT patients – and a POC trial in BKV are ongoing. A third Phase 3 trial in multi-virus prevention in high-risk allogeneic HCT patients is expected to initiate in the first half of 2022.

The Company’s pipeline includes additional investigational VST therapies that may benefit high-risk individuals. ALVR106 is the Company’s second off-the-shelf, multi-VST product candidate targeting devastating respiratory diseases caused by human metapneumovirus, or hMPV, influenza, parainfluenza virus, or PIV and respiratory syncytial virus, or RSV. A Phase 1/2 POC clinical study of ALVR106 opened for enrollment at the end of 2021. ALVR109 is an allogeneic, off-the-shelf, single virus-targeted cell therapy designed to target SARS-CoV-2, the virus that causes the severe and life-threatening viral disease, COVID-19. Data from the POC clinical trial of ALVR109 were reported in 2021, and the Company continues to make ALVR109 available to physicians in response to appropriate compassionate use requests. In the preclinical space, the Company is advancing ALVR107 designed to target hepatitis B, or HBV, infected cells and with the aim of curing chronic HBV infection. Preclinical and IND-enabling studies of ALVR107 to treat and cure HBV will be completed in 2022 to support advancement into a POC study.

The Company was formed on August 16, 2013 as a Delaware limited liability company (“LLC”) under the name AdCyte LLC and on July 29, 2014 the Company changed its name to ViraCyte LLC. On September 17, 2018, the Company converted from a Delaware LLC to a Delaware corporation (“LLC Conversion”) and changed its name to ViraCyte, Inc. On May 22, 2019, the Company changed its name to AlloVir, Inc. The Company has principal offices in Waltham, Massachusetts, Houston, Texas and Cambridge, Massachusetts.

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

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Through December 31, 2021, the Company has funded its operations primarily with proceeds received from the sale of common stock, research grants, and from the sale of preferred stock. The Company has incurred recurring losses since its inception, including net losses attributable to common stockholders of $172.0 million for the year ended December 31, 2021 and $69.8 million for the year ended December 31, 2020. In addition, at December 31, 2021, the Company had an accumulated deficit of $297.1 million. The Company expects to continue to generate operating losses for the foreseeable future.

The Company believes that its $201.7 million of cash and cash equivalents and $46.5 million of short-term investments held at December 31, 2021, are sufficient to fund planned operations for at least twelve months from the date that these consolidated financial statements are available to be issued.

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

Cash and Cash Equivalents

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less at the date of purchase. Investments qualifying as cash equivalents primarily consist of money market funds, corporate bonds and commercial paper.

Short-Term Investments

Short-term investments consist of U.S. treasury securities, corporate bonds and commercial paper classified as available-for-sale that have maturities of less than one year. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is included in "other income (loss), net".

The cost of securities sold is based on the specific identification method. Interest on debt securities classified as available-for-sale are included in interest income. To determine whether an other-than-temporary impairment exists, the Company considers whether it has the ability and intent to hold the investment until a market price recovery, and whether evidence indicating the recoverability of the cost of the investment outweighs evidence to the contrary. There were no individual securities with impairments at December 31, 2021 and 2020.

Restricted Cash

Cash accounts with any type of restriction are classified as restricted cash. The Company has restricted cash deposits with a bank, which serve as collateral for a letter of credit issued to the landlord of the Company’s leased Waltham facility for a security deposit. The Company classified this amount as non-current restricted cash in the accompanying condensed consolidated balance sheet at December 31, 2021. There was no restricted cash balance at December 31, 2020.

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment, Net

The Company records property and equipment at cost and recognizes depreciation using the straight-line method over the estimated useful lives of the respective assets, as follows:

Asset category	Estimated useful life
Computer equipment	3 years
Laboratory equipment	5 years

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

The Company tests long-lived assets to be held and used, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of assets or asset groups may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their fair values. The Company has not recognized any impairment losses during the years ended December 31, 2021 and 2020.

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

The Company’s financial instruments include cash equivalents, short-term investments, accounts payable, amount due to related party and accrued expenses. Certain of the Company’s financial assets, including cash equivalents and short-term investments, have

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models and observable market inputs to determine value.

Other financial instruments, including accounts payable, amount due to related party and accrued expenses, are carried at cost, which approximate fair value due to the short duration and term to maturity.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are presented in the consolidated balance sheets as a direct reduction from the carrying amount of the respective equity instrument issued. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. Upon closing the IPO in August 2020, deferred offering costs were derecognized and recorded against the IPO proceeds as a debit to additional paid-in capital. At December 31, 2021 and 2020, the Company had no deferred offering costs.

Cloud Computing Arrangements

The Company capitalizes certain implementation costs for internal-use software incurred in a cloud computing agreement that is a service contract. Eligible costs associated with cloud computing arrangements, such as the implementation costs incurred to develop or obtain software business applications used in the normal course of business, are capitalized in accordance with ASC 350. Capitalization ceases at the point the software is substantially complete and ready for its intended use, and after all substantial testing is completed. Amortization is recorded on a straight-line basis over the expected useful life of three years of the internal-use software cost in the same line item in the statement of operations and comprehensive loss as the expense for fees for the associated cloud computing arrangement. Amortization expense associated with the Company's cloud computing arrangements has been recognized in the amount of $0.1 million and $0 during the years ended December 31, 2021 and 2020.

Other Income (Loss), Net

The Company records interest expense, investment amortization and accretion and other government grants, not considered customers under ASC 606, in “other income (loss), net” over the same period in which the qualifying costs are incurred. Proceeds received from other government grants prior to the costs being incurred or the conditions of the award being met are recognized as deferred grant income until the services are performed and the conditions of the grant are met. To the extent that qualifying costs have been incurred prior to receipt of funds, the Company records an unbilled grant receivable upon recognition of those expenses.

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

Research and Development Grants

Grants are recognized as a receivable at their fair value when there is reasonable assurance that the grant will be received and the Company will comply with all the attached conditions. Grants receivable are recognized on a systematic basis as income over the periods

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

necessary to match them with the related costs which they are intended to compensate. Grants that have been earned, other than those grants that fall under ASC 606, where the Company determined that the grantor is a customer, are presented in the consolidated statements of operations and comprehensive loss as “other income (loss), net”.

Stock-Based Compensation Expense

The Company grants restricted stock and stock options to employees, consultants and directors. The Company recognizes stock-based compensation cost for awards with performance conditions if and when it concludes that it is probable that the performance conditions will be achieved. For awards with only a service condition, the Company expenses stock-based compensation on a straight-line basis over the requisite employee service period or for grants issued with performance conditions, on a graded-vesting basis over the requisite employee service period. Awards for employees and non-employees are accounted for similarly. The Company records stock-based compensation expense associated with grants of restricted stock and stock options in the consolidated statements of operations and comprehensive loss based on their estimated fair value at the date of the grant. The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the grantee’s payroll costs are classified or in which the grantee’s service payments are classified. Forfeitures are accounted for as they occur.

The fair value of each stock option grant is estimated on the date of grant using the Black‑Scholes option pricing model. As there was no public market for the Company’s common stock prior to the initial public offering of its common stock in August 2020, the estimated fair value of common stock was determined by the Company’s board of directors as of the date of each option grant, with input from management, considering third-party valuations of its common stock, as well as the Company’s board of directors’ assessment of additional objective and subjective factors that it believed were relevant, and which may have changed from the date of the most recent third-party valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately Held Company Equity Securities Issued as Compensation. Following the closing of the initial public offering, the fair value of the Company’s common stock is determined based on the quoted market price of common stock. The Company also lacks company‑specific historical and implied volatility information for its stock. The Company estimates its expected stock price volatility based on the historical volatility of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method. The “simplified” method estimates the expected term of stock options as the mid‑point between the weighted average time to vesting and the contractual maturity. The risk‑free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. There is no expected dividend yield since the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

Net Loss per Share

Basic and diluted net loss per share is determined by dividing net loss by the weighted‑average common stock outstanding during the period. Since we have incurred operating losses for all periods presented, outstanding stock options and unvested restricted common stock have been excluded from the calculation because their effects would be anti‑dilutive. Therefore, the weighted‑average shares used to calculate both basic and diluted loss per share are the same.

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

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2021 and 2020, the Company had no off-balance sheet risk.

Foreign Exchange

As a result of certain intercompany transactions in September 2021, the Company has determined that the functional currency for AlloVir International and AlloVir Italia is the U.S. Dollar (“USD”). Prior to this determination, the functional currency of AlloVir International and Allovir Italia was the Euro; however, due to the immateriality of the transactions that occurred at AlloVir International and AlloVir Italia previously, the impact of the determination for the transition from Euro to USD is not material and is not considered a change in accounting principle for reporting purposes. Reporting currency has been and remains the USD.

Prior to the change in functional currency for AlloVir International and AlloVir Italia, assets and liabilities were translated into USD at the exchange rate in effect on the balance sheet date. Equity balances, other than retained earnings, were translated at historical exchange rates. Income items and expenses were translated at the average exchange rate in effect during the period. Unrealized translation gains and losses were recorded as a cumulative translation adjustment in the consolidated balance sheets.

Transactions in foreign currencies are remeasured into the functional currency of the relevant subsidiaries at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Resulting gains and losses are recorded in "other income (loss), net" within the consolidated statements of operations and comprehensive loss.

Comprehensive Loss

Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. Comprehensive loss includes net loss and certain changes in stockholder’s deficit that are excluded from net loss. The Company had a net change in available-for-sale securities and a foreign currency translation adjustment during the years ended December 31, 2021 and 2020, which met the criteria as other comprehensive income and, therefore, the Company’s comprehensive loss includes unrealized gains (losses) on those available-for-sale securities and foreign currency translation adjustments from foreign subsidiaries prior to the change in functional currency for AlloVir International and AlloVir Italia

Leases

Effective January 1, 2019, the Company adopted and accounts for its leases under ASC 842, Leases (“ASC 842”), using the modified retrospective transition approach, as applied to the earliest comparative period presented. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease. Leases with a term greater than one year are recognized on the consolidated balance sheet as a right-of-use (“ROU”) asset and current and non-current lease liabilities, as applicable. The Company has made an accounting policy election, known as the short-term lease recognition exemption, which allows the Company to not recognize ROU assets and lease liabilities that arise from short-term leases (12 months or less) for any class of underlying asset. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew or options to cancel a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew or will not cancel, respectively. The Company monitors its leases on a quarterly basis.

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Subsequent Events

The Company evaluates events occurring after the date of our accompanying consolidated balance sheets for potential recognition or disclosure in our consolidated financial statements. The Company did not identify any material subsequent events requiring adjustment to our accompanying consolidated financial statements (recognized subsequent events). Those items requiring disclosure (unrecognized subsequent events) in the consolidated financial statements have been disclosed accordingly. Refer to Note 17 for further details.

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

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Short-Term Investments

The following tables summarize the amortized cost and estimated fair value of the Company’s marketable securities, which are considered to be available-for-sale investments and were included in short-term investments on the consolidated balance sheets:

	December 31, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government treasury securities	$25,092	$—	$(20)	$25,072
Marketable securities:
Commercial paper	11,568	1	—	11,569
Corporate bonds	9,821	—	(3)	9,818
Totals	$46,481	$1	$(23)	$46,459

	December 31, 2020
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government treasury securities	$233,687	$—	$(24)	$233,663
Totals	$233,687	$—	$(24)	$233,663

Certain short-term debt securities with original maturities of less than three months are included in cash and cash equivalents on the consolidated balance sheets and are not included in the tables above. At December 31, 2021 and 2020, all investments had contractual maturities within one year.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis:

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$141,378	$—	$—	$141,378
Marketable securities:
Commercial paper	—	7,998	—	7,998
Corporate bonds	—	753	—	753
Totals	$141,378	$8,751	$—	$150,129
Short-term investments:
U.S. government treasury securities	$25,072	$—	$—	$25,072
Marketable securities:
Commercial paper	—	11,569	$—	11,569
Corporate bonds	—	9,818	—	9,818
Totals	$25,072	$21,387	$—	$46,459

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$55,505	$—	$—	$55,505
U.S. government treasury securities	39,998	—	—	39,998
Totals	$95,503	$—	$—	$95,503
Short-term investments:
U.S. government treasury securities	$233,663	$—	$—	$233,663
Totals	$233,663	$—	$—	$233,663

During the years ended December 31, 2021 and 2020, there were no transfers between levels. The Company classifies its money market fund and U.S. government treasury securities as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices in active markets without any valuation adjustment. The Company classifies its marketable securities

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(corporate bonds and commercial paper) as Level 2 assets under the fair value hierarchy, as these assets have pricing inputs that are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined using models or other valuation methodologies.

The carrying amounts of prepaid expenses and other current assets, accounts payable, amount due to related party and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

5. Leases

Short-term leases

The Company leases an office space in Houston, Texas under an operating lease that expires in September 2022. The Company also sub-leased, on a month-to-month basis, a portion of ElevateBio's office space in Cambridge, Massachusetts, which terminated effective January 31, 2022. During the years ended December 31, 2021 and 2020, total short-term lease expense recognized was $0.4 million (of which approximately $37.5 thousand relates to non-lease costs, such as utilities and cleaning), and $0.4 million (of which approximately $58.2 thousand relates to non-lease costs such as utilities and cleaning), respectively.

In April 2021, the Company entered into a Statement of Work (“SOW”) with a third-party supplier under the Development and Manufacturing Services Agreement (“DMS Agreement”) made effective in July 2019. This SOW is to lease a dedicated manufacturing suite for the manufacture of AlloVir’s products at the facility. On July 30, 2021, the Company provided a notification to reduce capacity to the third-party supplier which terminates this lease agreement in the first quarter of 2022. During the years ended December 31, 2021 and 2020, total lease expense recognized under this SOW was $0.5 million and $0, respectively.

Operating leases

Operating lease liabilities and their corresponding right-of-use ("ROU") assets are recorded based on the present value of future lease payments over the expected remaining lease term. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. The Company uses an incremental borrowing rate based on information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate represents the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. The Company estimates this rate based on prevailing market conditions, comparable company and credit analysis, the impact of collateralization, and the term of each of the Company’s lease agreements.

In March 2019, the Company entered into an interim services agreement which ultimately led to a DMS Agreement with a third-party supplier in July 2019. The DMS Agreement specifies a dedicated manufacturing suite for the manufacture of AlloVir’s products at the facility. The DMS Agreement will expire upon the later of: 1) two years from the Effective Date, or July 2021, and 2) the completion of services under all SOWs. The term may be extended by agreement of the parties for additional two-year periods upon written notice to the supplier at least 30 days prior to expiration of the then-current term. The DMS Agreement (or any individual SOW) may be terminated earlier by AlloVir at any time by providing 190 days’ notice. The Company has extended the DMS Agreement, and estimates that early termination is not reasonably certain to occur. The total estimated lease term of approximately 4.25 years expires in July 2023. In March 2019, at the inception of this lease, the Company recorded a ROU asset and lease liability of $6.9 million. In September 2019, the Company executed a SOW for another dedicated manufacturing suite under the DMS Agreement with substantially the same terms as the original SOW. In September 2019, at the inception of this lease, the Company recorded a ROU asset and lease liability of $6.3 million. The SOW calls for a fixed monthly payment through July 2023, with additional two-year renewal options. The total estimated lease term of approximately 3.75 years expires in July 2023. The use of these manufacturing suites qualify as a lease under ASC 842, as it includes an identified asset for exclusive use by the Company at its direction.

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

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In September 2021, the Company entered into a new lease agreement with BP Bay Colony LLC and a sublease with AMAG Pharmaceuticals Inc. for the lease of property in Waltham, Massachusetts (collectively, the "Waltham leases"). The space identified under the Waltham leases is intended for general office space, research and development, laboratory use, and light manufacturing. The Waltham leases have been classified as operating leases and commenced in September 2021. At the inception date, the Company has recorded an ROU asset and lease liability of $6.0 million for the lease and a ROU asset and lease liability of $17.3 million for the sublease based on a July 30, 2030 end date for the Waltham leases. As part of the arrangement, there were also variable costs for common area maintenance fees that were not included in the measurement of the lease. The agreement also provides a $3.1 million tenant improvement allowance which is to be reimbursed by the landlord over the duration of the first two years of the Waltham leases. As of December 31, 2021 no allowances have been used and therefore no reduction to the tenant improvement allowance has been made. The Company will monitor the timing of the reimbursements and adjust the ROU asset and lease liability at such time. The Company has the option to renew the leased space for an additional one time period of five years with written notice from the Company. As of December 31, 2021, the Company has no reasonable certainty that this option to extend will be exercised.

Maturities of operating lease liabilities at December 31, 2021 are as follows (in thousands):

2022	$7,767
2023	5,273
2024	3,177
2025	3,255
2026	3,334
Thereafter	13,247
Total lease payments	36,053
Less: interest (3.40% - 5.75%)	(5,987)
Total lease liability	$30,066
Lease liability – current	$6,591
Lease liability – long-term	$23,475

Total lease costs were $6.2 million and $4.0 million for the years ended December 31, 2021 and 2020, respectively. Cash paid for operating leases was $5.2 million and $3.6 million for the year ended December 31, 2021 and 2020, respectively. The Company’s total variable non-lease costs, such as materials, non-fixed batch payments, storage, tech transfer and other common area maintenance fees, related to the operating leases was $14.5 million and $4.5 million for the years ended December 31, 2021 and 2020, respectively. The weighted average remaining lease term is 7.17 years at December 31, 2021. The weighted average discount rate is 4.96%.

6. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2021	2020
Laboratory equipment	$1,395	$368
Computer equipment	435	—
Construction-in-progress	—	536
Total property and equipment	1,830	904
Less: accumulated depreciation	(281)	(92)
Property and equipment, net	$1,549	$812

Depreciation expense was $0.2 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively.

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
(in thousands)	2021	2020
Employee compensation and benefits	$6,867	$3,314
Professional fees	738	696
Research and development	3,573	1,797
Process development and manufacturing costs	7,685	1,550
Other	1,289	173
Total accrued expenses	$20,152	$7,530

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

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Collectively under the agreements above and for services provided by BCM the Company paid $3.3 million and $1.1 million during the years ended December 31, 2021 and 2020, respectively, and the payments were classified in research and development expense in the consolidated statements of operations and comprehensive loss. The Company has also triggered three milestone events during the year ended December 31, 2021 and has accounted for $0.2 million in accrued milestone expenses which are classified under accrued expenses in the condensed consolidated balance sheet.

CPRIT Grant

In August 2017, the Company was awarded a $9.0 million grant (the “CPRIT Grant”) from the Cancer Research and Prevention Institute of Texas (“CPRIT”) to perform a phase IIB clinical trial to establish the safety and effectiveness of posoleucel, in adults and children with a common, very severe virus infection (BK Virus) after stem cell transplant. The grant period was three years beginning September 1, 2017 through August 31, 2020. This grant had a matching requirement where the Company was obligated to match 50% of the grant funds used on the project. In addition, the grant included other compliance requirements including the obligation for the Company to operate with a principal place of business in Texas. There were no costs incurred to obtain or fulfill the contract. In November 2019, the Company provided CPRIT with written notice of its intent to terminate the grant. In December 2019, the Company returned $2.6 million of grant funds received, including interest relating to these funds in the amount of $0.1 million, and decreased its deferred revenue balance to zero. The Company received acknowledgment of the termination from CPRIT in January 2020. The CPRIT Grant also required that the Company grant CPRIT a non-commercial license to technology developed under the grant and pay CPRIT a share of revenue on sales of commercial products developed using CPRIT funds equal to low single digits of revenue until such time as CPRIT has been paid an aggregate amount equal to 400% of the grant award proceeds. No royalty payments were made under this license agreement during the years ended December 31, 2021 and 2020, respectively.

9. Funding Arrangements

SBIR Grant

In June 2017, the Company was awarded a Small Business Innovation Research (“SBIR”) grant by the National Institute of Health (“NIH”) in the amount of $3.0 million. This grant was effective from September 15, 2017 to June 30, 2020 and in April 2020, the Company received an extension through June 30, 2021. The grant was funded on an ongoing basis based on periodic reports of qualifying expenditures reported by the Company to NIH. Under this grant, the Company received proceeds of $0 and $0.9 million during the years ended December 31, 2021 and 2020, respectively. The Company recognized income of $0 and $0.6 million on expenses incurred during the years ended December 31, 2021 and 2020, respectively. At December 31, 2020, the Company had received the full amount awarded under the SBIR grant. The grant was not extended past June 30, 2021 and the Company notified the NIH of grant completion in July 2021.

The SBIR grant does not fall within the scope of ASC 606 as NIH does not meet the definition of a customer, and the grant from NIH was given for the benefit of public health rather than for monetary compensation. Accordingly, funding received under this grant is recognized in “Other income (loss), net” in the consolidated statements of operations and comprehensive loss.

10. Stockholder’s Equity

On August 3, 2020, in connection with the closing of the Company’s IPO, the Company filed its amended and restated certificate of incorporation, which authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.0001 par value per share. There were no shares of preferred stock issued or outstanding at December 31, 2021 and 2020.

At December 31, 2021 and 2020, the Company’s amended and restated certificate of incorporation authorized the Company to issue 150,000,000 shares of common stock at a par value of $0.0001 per share. In conjunction with the Company's IPO closing on August 3, 2020, the Company issued and sold 18,687,500 shares of its common stock, including 2,437,500 shares pursuant to the full exercise of the underwriters' option to purchase additional shares, at a public offering price of $17.00 per share, for aggregate net proceeds of $292.0 million after deducting underwriting discounts and commissions and offering costs. In connection with the Company’s IPO, all outstanding shares of preferred stock converted into 39,859,139 shares of common stock.

The following is a summary of the rights and privileges of the holders of the Company’s common stock at December 31, 2021 and 2020:

Voting Rights

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders (and written actions in lieu of meetings), and there are not any cumulative voting rights. The number of authorized shares of common

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock may be increased or decreased by the affirmative vote of the holders of shares of capital stock of the Company; however, the issuance of common stock may be subject to the vote of the holders of one or more series of preferred stock that may be required by terms of the Third Amended and Restated Certificate of Incorporation.

Dividends

Subject to preferences that may be applicable to any then-outstanding preferred stock, holders of common stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Board out of legally available funds. At December 31, 2021, no cash dividends have been declared or paid.

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

The Company has reserved shares of common stock for issuance as follows:

	December 31,
	2021	2020
Unvested restricted stock	2,866,909	3,410,979
Options to purchase common stock	6,155,055	3,972,909
Stock available for grant under the 2020 Stock Option and Grant Plan	3,812,396	3,895,961
Total	12,834,360	11,279,849

11. Stock-Based Compensation

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

At December 31, 2021, the Company had granted 6,715,415 shares of common stock under the 2018 Plan, including an aggregate of 64,042 shares of common stock issuable upon the exercise of outstanding options under the 2018 Plan. Of the awards granted, 31,600 awards have been forfeited or cancelled during the year ended December 31, 2021. No shares remain available for future issuance under the 2018 Plan. Any options or awards outstanding under the 2018 Plan remain outstanding and effective.

2020 Stock Option and Grant Plan

On July 2, 2020, the Company’s Board of Directors adopted and in July 2020 the stockholders approved the 2020 Stock Option and Grant Plan (the “2020 Plan”) which became effective on July 28, 2020, the date immediately prior to the date on which the registration statement related to the IPO was declared effective, and as a result no further awards were made under the 2018 Plan thereafter. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2020 Plan was 8,008,734 shares. The number of shares of our common stock reserved for issuance under the 2020 Plan shall be cumulatively increased on January 1, 2021 and each January 1 thereafter by 5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dilution, which could cause our stock price to fall. The awards granted under this plan generally vest over a four-year period and have a 10-year contractual term.

At December 31, 2021, there were an aggregate of 6,091,013 shares of common stock issuable upon the exercise of outstanding options under the 2020 Plan and 1,443,520 shares of restricted common stock granted under the 2020 Plan. There were an aggregate of 3,812,396 shares reserved for future issuance under the 2020 Plan at December 31, 2021. On January 1, 2022, 3,258,517 shares were added to the number of available shares under the 2020 Plan.

Restricted Common Stock

The following table summarizes restricted common stock activity for the year ended December 31, 2021:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2021	3,410,979	$3.55
Granted	1,192,513	33.61
Forfeited	(127,104)	25.91
Vested	(1,609,479)	2.87
Unvested at December 31, 2021	2,866,909	$15.45

During the year ended December 31, 2020, the weighted average grant date fair value of restricted stock granted was $21.07 per share and the weighted average grant date fair value of restricted stock vested was $1.84 per share. At December 31, 2021, there was $34.1 million of unrecognized stock-based compensation cost related to the restricted stock, which is expected to be recognized over a weighted average period of 3.01 years.

Stock Options

The following table summarizes stock option activity (in thousands, except share and per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2021	3,972,909	$17.84	9.6	$81,822
Granted	2,478,888	32.41		—
Exercised	(25,152)	9.25		274
Forfeited	(271,590)	25.31		1,047
Options outstanding at December 31, 2021	6,155,055	$23.42	8.8	$480
Options vested and exercisable at December 31, 2021	1,310,019	$17.87	8.6	$294

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period.

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2021 and 2020 was $24.76 per share and $13.77 per share, respectively. At December 31, 2021, there was $73.5 million of unrecognized stock-based compensation expense related to unvested stock options, which is being recognized over a period of 2.88 years.

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	Years Ended December 31,
	2021	2020
Expected term (in years)	6.06	6.08
Expected volatility	95%	95%
Risk-free interest rate	0.87%	0.36%
Expected dividend yield	—	—
Fair value of common stock	$32.41	$18.08

Stock-Based Compensation Expense

Stock-based compensation expense was as follows:

	Years Ended December 31,
(in thousands)	2021	2020
Research and development	$20,632	$3,571
General and administrative	23,343	5,858
Total stock-based compensation expense	$43,975	$9,429

2020 Employee Stock Purchase Plan

In July 2020, the 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was also adopted by the Board of Directors and approved by the stockholders. The purpose of the 2020 ESPP is to provide eligible employees of the Company and other designated companies, with opportunities to purchase shares of the Company’s common stock, par value $0.0001 per share. 611,354 shares of common stock in the aggregate have been approved and reserved for this purpose, plus on January 1, 2021 and each January 1 thereafter until January 1, 2030, the number of shares of common stock reserved and available for issuance under the Plan shall be cumulatively increased by the least of (i) 1,222,707 shares of common stock, (ii) 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, and (iii) such number of shares of common stock as determined by the Administrator. The Board of Directors elected not to increase the number of available shares as of January 1, 2021 and 2022.

12. Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which these temporary differences are expected to be recovered or settled. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Management believes that it is more likely than not that all deferred tax assets will not be realized.

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

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For those income tax positions where it is not more likely than not that a tax benefit will be sustained, the Company does not recognize a tax benefit in the consolidated financial statements.

Income (loss) before provision for income taxes consisted of the following:

	Years Ended December 31,
(in thousands)	2021	2020
Federal	49,045	(68,356)
Foreign	(220,000)	(1,428)
Loss before provision for income taxes	$(170,955)	$(69,784)

The provision for income taxes for the years ended December 31, 2021 and 2020 consisted of the following:

	Years Ended December 31,
(in thousands)	2021	2020
Current income tax expense (benefit):
Federal	$987	—
State	20	—
Foreign	—	—
Total current income tax expense (benefit)	1,007	—
Deferred income tax expense (benefit):
Federal	—	—
State	—	—
Foreign	—	—
Total deferred income tax expense (benefit)	—	—
Total income tax expense (benefit)	$1,007	$—

The Company’s income tax expense (benefit) for the years ended December 31, 2021 and 2020 relating to federal, state and foreign tax jurisdictions differs from the amounts determined by applying the statutory federal income tax rate based on the following:

	Years Ended December 31,
(in thousands)	2021		2020
Benefit at the federal rate	$(35,901)	21.0%	$(14,655)	21.0%
Increase (decrease) resulting from:
Foreign tax rate differential	43,786	(25.6)%	—	—
State taxes, net of federal benefit	1,018	(0.6)%	(1,943)	2.8%
Change in valuation allowance	22,268	(13.0)%	17,756	(25.4%)
Intellectual property transfer	(25,538)	14.9%	—	—
Tax credits	(5,540)	3.3%	(1,220)	1.7%
Officer's compensation	2,648	(1.5)%	—	—
Stock compensation	(2,464)	1.4%	—	—
Other	730	(0.5)%	62	(0.1)%
Total Income Tax Expense (Benefit)	$1,007	(0.6)%	$—	—

During the year ended December 31, 2021, the Company transferred intellectual property rights between tax jurisdictions, resulting in a deferred tax benefit on the basis difference in our intangible assets. The additional deferred tax asset was offset by

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

valuation allowance, resulting in no net impact to deferred tax expense (benefit). The transfer of intellectual property rights generated U.S. current income tax expense of $1.0 million after utilization of net operating loss and tax credit carryforwards.

Components of deferred income taxes consist of the following:

	December 31,
(in thousands)	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$5,460	$20,866
Tax credit carryforwards	4,683	2,215
Intangible Assets	25,538	—
Operating lease liabilities	6,865	2,244
Non-qualified stock compensation	8,028	1,326
Restricted stock compensation	1,778	—
Other	1,646	910
Total deferred tax assets	53,998	27,561
Valuation allowance	(46,823)	(24,555)
Net deferred tax asset (liability)	$7,175	$3,006
Deferred tax liabilities:
Operating lease right-of-use assets	(6,791)	(2,244)
Restricted stock compensation	—	(629)
Depreciation	(350)	(65)
Other	(34)	(68)
Total deferred tax liabilities	(7,175)	(3,006)
Net deferred tax asset (liability)	$—	$—

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered such factors as its history of operating losses, the nature of the Company’s deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At December 31, 2021 and 2020, the Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying consolidated balance sheets. For the year ended December 31, 2021, the valuation allowance for deferred tax assets increased by $22.3 million, which was principally due to net operating losses and tax basis generated from the intellectual property transfer.

At December 31, 2021 and 2020, the Company had unused federal net operating loss carryforwards of $13.3 million and $88.6 million, respectively. The federal net operating loss carryforwards have no expiration. The CARES Act temporarily allows the Company to carryback net operating losses arising in 2018, 2019 and 2020 to the five prior tax years. In addition, net operating losses generated in these years could fully offset prior year taxable income without the 80% of the taxable income limitation under the TCJA which was enacted on December 22, 2017. The Company has been generating losses since its inception, as such the net operating loss carryback provision under the CARES Act is not applicable to the Company.

At December 31, 2021 and 2020, the Company had unused state net operating loss carryforwards of $8.5 million and $31.7 million, respectively. The state net operating loss carryforwards expire in 2035.

At December 31, 2021 and 2020, the Company had unused foreign net operating loss carryforwards of $16.8 million and $1.3 million, respectively. The foreign net operating loss carryforwards have no expiration.

At December 31, 2021 and 2020, the Company had $2.8 million and $1.8 million of research and development tax credit carryforwards that may be available to offset future federal income taxes through 2040. Additionally, at December 31, 2021, the Company had a federal orphan drug credit (ODC) carryforward related to qualifying research of $1.3 million that will begin to expire in 2041. At December 31, 2021 and 2020, the Company also had $0.8 million and $0.5 million of research and development tax credit carryforwards that may be available to offset future state income taxes in the state of Massachusetts through 2035.

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

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

completed several financings since its inception which may result in a change of control as defined in Section 382 of the Internal Revenue Code or could result in a change in control in the future.

The Company complies with the provisions of ASC 740 in accounting for its uncertain tax positions. ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely that not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. At December 31, 2021 and 2020, the Company had no uncertain tax positions.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company had no accruals for interest and penalties at December 31, 2021 and 2020.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The statute of limitations for assessment by the Internal Revenue Service and state tax authorities remains open for the tax years December 31, 2018 through December 31, 2021 as the Company was incorporated in September 2018. There are currently no federal, state or foreign income tax audits in progress. The resolution of tax matters is not expected to have a material effect on the Company's consolidated financial statements.

13. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Years Ended December 31,
(in thousands, except share and per share data)	2021	2020
Numerator:
Net loss – basic and diluted	$(171,962)	$(69,874)
Denominator:
Weighted-average common shares outstanding – basic and diluted	62,782,126	26,897,390
Net loss per share – basic and diluted	$(2.74)	$(2.59)

Based on the amounts outstanding at December 31, 2021 and 2020, the Company excluded the following potential shares of common stock from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2021 and 2020, because including them would have had an anti-dilutive effect. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

	Years Ended December 31,
	2021	2020
Options to purchase common stock	6,155,055	3,972,909
Unvested restricted stock	2,866,909	3,410,979

14. Commitments and Contingencies

Leases

The Company leases an office space in Houston, Texas under an operating lease that expires in September 2022. The Company also sub-leases from ElevateBio a portion of its office space in Cambridge, Massachusetts on a month-to-month basis, which was terminated effective January 31, 2022. The Company entered into a new lease agreement and a sublease agreement in 2021 for the lease of property in Waltham, Massachusetts. See Note 5 for additional information.

Purchase Obligation

The Company entered into a DMS Agreement (see Note 5) whereby the Company is required to purchase at least one batch of product per month for both dedicated manufacturing suites, totaling $0.3 million per month, regardless of the Company’s demand. The monthly batch product purchases related to the DMS Agreement will cease in July 2023.

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Proceedings

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. At December 31, 2021, there were no matters which would have a material impact on the Company’s financial results.

15. Related Party Transactions

The Company entered into an agreement with ElevateBio that provides for ongoing services to the Company in areas such as accounting operations, public relations, information technology, human resources and administration management, finance and risk management, marketing services, facilities, procurement and travel and corporate development and strategy (the “Shared Services Agreement”). The Company was billed quarterly for such services at cost, with mark-up for profit on specific services, but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the associates providing the services. The Company also subleases office space, which includes payment for common area charges. The Company also has a SOW to receive manufacturing and project management consulting services from ElevateBio. During the year ended December 31, 2021, the Company recorded expenses of $5.9 million related to services provided to the Company by ElevateBio and affiliates. During the year ended December 31, 2020, the Company recorded expenses of $7.3 million, including services that were to be provided of $0.9 million related to services provided to the Company by ElevateBio and affiliates. The Company owed ElevateBio $1.7 million and $0.6 million at December 31, 2021 and 2020, respectively, which is recorded in “Amount due to related party” on the consolidated balance sheets.

Members of the Company’s management received a total of $0.5 million and $0.6 million in consulting fees during the years ended December 31, 2021 and 2020, respectively.

16. Employee Benefit Plans

Effective January 1, 2019, the Company adopted a 401(k) Plan for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The Company made matching contributions of $0.5 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively.

17. Subsequent Events

For the financial statements at December 31, 2021 and for the year then ended, the Company has evaluated all subsequent events through February 10, 2022, the date the consolidated financial statements were available to be issued, noting there were no events or matters identified that require additional disclosure.