Form 10-K/A
period 2021-12-31
Allovir, Inc.
filed 2022-03-30
CIK 1754068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A

(Amendment No. 1)
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
common equity held by
non-affiliates
of the Registrant was $598.9 million based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2021, the last business day of the registrant’s most recently completed second quarter. In determining the market value of non-affiliate
common stock, shares of the Registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of Registrant’s Common Stock, par value $0.0001 per share, outstanding as of February 4, 2022 was 65,345,501.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders, or the Proxy Statement, which the Registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year end of December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form
10-K.

EXPLANATORY NOTE
AlloVir, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form
10-K
(this “Amendment”) to amend its Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 (the “Original Form
10-K”),
originally filed with the Securities and Exchange Commission (the “Commission”) on February 10, 2022.
We are filing this Amendment to (i) modify Part II, Item 9A. “Controls and Procedures,” to include Management’s Report on Internal Control over Financial Reporting, which was previously omitted from our Original Form
10-K,
and (ii) correct Exhibits 31.1 and 31.2 with respect to paragraph 4(b) therein. As a result, this Amendment contains only the Cover Page to this Form
10-K/A,
this Explanatory Note, Item 8, Item 9A, the Exhibit Index, the Signature Page, the revised certifications in Exhibits 31.1 and 31.2 and the required certifications required by the Sarbanes-Oxley Act of 2002 in connection with the filing of this Amendment.
Except as described above, this Amendment does not alter or affect any other part or other information set forth in the Original Form
10-K.
This Amendment does not reflect events that may have occurred subsequent to the filing of the Original Form
10-K
or modify or update in any way disclosures made in the Original Form
10-K.
Accordingly, this Amendment should be read in conjunction with the Original Form
10-K
and the Company’s other filings with the SEC. The filing of this Amendment is not an admission that the Original Form
10-K,
when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Item 8. Financial Statements and Supplementary Data.
Our consolidated financial statements, together with the independent registered public accounting firm report thereon, are presented beginning on page
F-1
of the Original Form
10-K.
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
Internal Control over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and our principal financial officer, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (U.S. GAAP), and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in (2013 Framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
This Annual Report on Form
10-K
does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies”.

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

10.3#	2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239698) filed on July 23, 2020).

10.4#	Senior Executive Cash Bonus Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K (File No. 001-39409) filed on February 10, 2022).

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

21.1	List of Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-39409) filed on February 10, 2022).

23.1
Consent of Deloitte & Touche LLP, independent registered public accounting firm (incorporated by reference to Exhibit 23.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-39409) filed on February 10, 2022).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized
.

ALLOVIR, INC.

Date: March 30, 2022	By:	/s/ Diana Brainard
Diana Brainard
Chief Executive Officer and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Diana Brainard, MD	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2022
Diana Brainard

/s/ Vikas Sinha	President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	March 30, 2022
Vikas Sinha

*	Executive Director	March 30, 2022

David Hallal

*	Director	March 30, 2022

Jeffrey Bornstein

*	Director	March 30, 2022

Malcolm Brenner, MD, PhD

*	Director	March 30, 2022

Ansbert Gadicke, MD

*	Director	March 30, 2022

Morana Jovan-Embiricos, PhD

*	Director	March 30, 2022

Juan F. Vera, MD

*	Director	March 30, 2022

John Wilson

By:	/s/ Diana Brainard, MD
Diana Brainard Attorney-in-Fact * Pursuant to Power of Attorney