Form 10-Q
period 2022-03-31
Allovir, Inc.
filed 2022-05-05
CIK 1754068

e

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to __________________

Commission File Number: 001-39409

ALLOVIR, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-1971007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1100 Winter Street, Waltham, MA	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 433-2605

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ALVR	The Nasdaq Global Select Market

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

As of April 29, 2022, the registrant had 65,417,547 shares of common stock, $0.0001 par value per share, outstanding.

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

• our ability to successfully manufacture and distribute posoleucel, ALVR106, ALVR109 and ALVR107 or any other future product or product candidate;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ALLOVIR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share amounts)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$100,206	$201,661
Short-term investments	101,169	46,459
Interest receivable	172	50
Prepaid expenses and other current assets	4,894	5,178
Total current assets	206,441	253,348
Restricted cash	852	852
Other assets	979	1,102
Property and equipment, net	1,083	1,549
Operating lease right-of-use assets	21,735	29,743
Total assets	$231,090	$286,594
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,473	$8,361
Accrued expenses	10,083	20,152
Income tax payable	507	1,007
Operating lease liability, current	2,356	6,591
Amount due to related party	1,220	1,742
Total current liabilities	18,639	37,853
Operating lease liability, long term	20,776	23,475
Total liabilities	39,415	61,328
Commitments and contingencies (See Note 5, Leases)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized at March 31, 2022 and December 31, 2021, respectively; 0 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value: 150,000,000 shares authorized at March 31, 2022 and December 31, 2021, respectively; 65,364,572 and 65,170,332 shares issued at March 31, 2022 and December 31, 2021, respectively; and 64,264,127 and 63,565,886 shares outstanding at March 31, 2022 and December 31, 2021, respectively	7	7
Additional paid-in capital	532,946	522,479
Accumulated other comprehensive loss	(350)	(155)
Accumulated deficit	(340,928)	(297,065)
Total stockholders’ equity	191,675	225,266
Total liabilities and stockholders’ equity	$231,090	$286,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

UNAUDITED

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2022	2021
Operating expenses:
Research and development	$29,067	$20,393
General and administrative	14,126	10,470
Total operating expenses	43,193	30,863
Loss from operations	(43,193)	(30,863)
Total other income (loss), net:
Interest income	148	505
Other (loss) income, net	(818)	(565)
Loss before income taxes	(43,863)	(30,923)
Income tax expense	—	—
Net loss	$(43,863)	$(30,923)
Net loss per share — basic and diluted	$(0.69)	$(0.50)
Weighted-average common shares outstanding — basic and diluted	63,993,053	62,193,734
Comprehensive loss:
Net loss	$(43,863)	$(30,923)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on available-for-sale securities	(195)	42
Foreign currency translation adjustment	—	83
Total other comprehensive (loss) income	(195)	125
Comprehensive loss	$(44,058)	$(30,798)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2020	61,931,255	$7	$478,272	$(112)	$(125,103)	$353,064
Stock-based compensation	—	—	8,103	—	—	8,103
Issuance of common stock, upon vesting of restricted stock	519,839	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	42	—	42
Foreign currency translation adjustment	—	—	—	83	—	83
Net loss	—	—	—	—	(30,923)	(30,923)
Balance at March 31, 2021	62,451,094	$7	$486,375	$13	$(156,026)	$330,369

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	63,565,886	$7	$522,479	$(155)	$(297,065)	$225,266
Stock-based compensation	—	—	10,467	—	—	10,467
Issuance of common stock, upon vesting of restricted stock	698,241	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(195)	—	(195)
Net loss	—	—	—	—	(43,863)	(43,863)
Balance at March 31, 2022	64,264,127	$7	$532,946	$(350)	$(340,928)	$191,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(43,863)	$(30,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	466	18
Non-cash lease expense	380	54
Amortization and accretion of discounts on short-term investments	76	456
Stock compensation expense	10,467	8,103
Changes in operating assets and liabilities:
Interest receivable	(122)	(19)
Prepaid expenses and other current assets	284	1,735
Other assets	122	—
Income tax payable	(500)	—
Accounts payable, accrued expenses and amount due to related party	(13,786)	1,650
Net cash used in operating activities	(46,476)	(18,926)
Cash flows from investing activities
Purchase of property and equipment	—	(75)
Purchase of short-term investments	(60,979)	(30,098)
Maturities of short-term investments	6,000	95,000
Net cash (used in) provided by investing activities	(54,979)	64,827
Cash flows from financing activities
Net cash provided by financing activities	—	—
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	83
Net (decrease) increase in cash, cash equivalents, and restricted cash	(101,455)	45,984
Cash, cash equivalents, and restricted cash at beginning of period	202,513	122,661
Cash, cash equivalents, and restricted cash at end of period	$101,058	$168,645
Non-cash investing and financing activities
Unrealized (loss) gain on available-for-sale securities	$(195)	$42
Right-of-use assets obtained in exchange for operating lease liability	$—	$3,099
Reduction of right-of-use asset due to modification	$(5,506)	$—
Supplemental disclosure of cash flows
Cash paid for income taxes	$500	$—

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents	$100,206	$168,645
Restricted cash	852	—
Total cash, cash equivalents, and restricted cash	$101,058	$168,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. Nature of the Business

AlloVir, Inc. (“AlloVir” or “the Company”, formerly known as ViraCyte, Inc.) is a leading late clinical-stage cell therapy company developing highly innovative allogeneic T-cell therapies to treat and prevent devastating viral diseases. The Company’s innovative and proprietary virus-specific T-cell, or VST, therapy platform allows AlloVir to generate off-the-shelf VSTs designed to restore immunity in patients with T-cell deficiencies who are at risk from the life-threatening consequences of viral diseases. There is an urgent medical need for therapies to treat a large number of patients suffering from viral diseases who currently have limited or no treatment options. The Company is developing four innovative, allogeneic, off-the-shelf VST therapy candidates targeting 12 different devastating viruses. The Company's lead product, posoleucel (previously referred to as Viralym-M or ALVR105), is a multi-VST-cell therapy that targets six viruses: adenovirus, or AdV, BK virus, or BKV, cytomegalovirus, or CMV, Epstein-Barr virus, or EBV, human herpesvirus 6, or HHV-6 and JC virus, or JCV. The Company believes that posoleucel has the potential to fundamentally transform the treatment landscape for transplant patients by substantially reducing or preventing disease morbidity and mortality, thereby dramatically improving patient outcomes.

To fully explore the clinical benefit of posoleucel, the Company is conducting three Phase 3 pivotal and two Phase 2 proof-of-concept, or POC, trials in 2022 for the treatment and prevention of life-threatening viral diseases in pediatric and/or adult allogeneic hematopoietic cell transplant, or HCT, patients, each representing a potential meaningful commercial opportunity. The three ongoing pivotal trials evaluate the efficacy and safety of posoleucel for the treatment of virus-associated hemorrhagic cystitis, or HC, for the treatment of AdV infections and for the prevention of infections and disease caused by posoleucel’s six target viruses, respectively. A POC clinical trial for multi-virus prevention in HCT has completed enrollment and final data are expected by year-end. A second POC trial evaluating posoleucel for BKV treatment in kidney transplant is ongoing. The BKV trial is the first posoleucel study in solid organ transplant patients.

The Company’s pipeline includes additional investigational VST therapies that may benefit high-risk individuals. ALVR106 is the Company’s second off-the-shelf, multi-VST product candidate targeting devastating respiratory diseases caused by human metapneumovirus, or hMPV, influenza, parainfluenza virus, or PIV and respiratory syncytial virus, or RSV. A Phase 1b/2 POC clinical study of ALVR106 opened for enrollment at the end of 2021. In the preclinical space, the Company is advancing ALVR107 designed to target hepatitis B, or HBV, infected cells and with the aim of curing chronic HBV infection. Preclinical and IND-enabling studies of ALVR107 to treat and cure HBV are expected to be completed in 2022 to support advancement into a POC study. ALVR109 is an allogeneic, off-the-shelf, single virus-targeted cell therapy designed to target SARS-CoV-2, the virus that causes the severe and life-threatening viral disease, COVID-19. Data from the POC clinical trial of ALVR109 were reported in 2021, and the Company continues to make ALVR109 available to physicians in response to appropriate compassionate use requests.

The Company was formed on August 16, 2013 as a Delaware limited liability company (“LLC”) under the name AdCyte LLC and on July 29, 2014 the Company changed its name to ViraCyte LLC. On September 17, 2018, the Company converted from a Delaware LLC to a Delaware corporation (“LLC Conversion”) and changed its name to ViraCyte, Inc. On May 22, 2019, the Company changed its name to AlloVir, Inc. The Company has principal offices in Waltham, Massachusetts and Houston, Texas.

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

On July 20, 2021, AlloVir Inc. formed AlloVir U.S., Inc. (“AlloVir U.S.”), a wholly-owned subsidiary of AlloVir.

ElevateBio, LLC

On September 17, 2018, the Company executed a Series A2 Preferred Stock Purchase Agreement (“Series A2 Agreement”) with ElevateBio, LLC, a Delaware LLC (“ElevateBio”) concurrent with the LLC Conversion. ElevateBio was formed on November 29, 2017 and is headquartered in Waltham, Massachusetts with a focus on the development of a portfolio of novel cell therapy programs acquired through business development activities with biotechnology companies. ElevateBio is structured as a holding company, comprised of asset-specific subsidiaries focused on the development of pipeline assets, as well as a manufacturing subsidiary with the expertise to provide drug development and manufacturing services. As a result of the purchase of the Company’s Series A2 Preferred Stock, ElevateBio acquired an ownership interest in the Company. The Chief Executive Officer, Chief Financial Officer, and other executives of ElevateBio have previously or currently serve in similar management roles with AlloVir. In May 2021, Diana M. Brainard M.D., succeeded David Hallal, ElevateBio's Chief Executive Officer, as the Company’s Chief Executive Officer and principal executive officer.

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Through March 31, 2022, the Company has funded its operations primarily with proceeds received from the sale of common stock, research grants, and from the sale of preferred stock. The Company has incurred recurring losses since its inception, including net losses attributable to common stockholders of $43.9 million and $30.9 million for the three months ended March 31, 2022 and 2021, respectively. In addition, at March 31, 2022, the Company had an accumulated deficit of $340.9 million. The Company expects to continue to generate operating losses for the foreseeable future.

The Company believes that its $201.4 million of cash, cash equivalents and short-term investments held at March 31, 2022, are sufficient to fund planned operations for at least twelve months from the date that these condensed consolidated financial statements are available to be issued.

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

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying condensed consolidated balance sheet at March 31, 2022, and the condensed consolidated statements of operations and comprehensive loss, statements of changes in stockholders’ equity for the three months ended March 31, 2022 and 2021 and condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position at March 31, 2022 and the results of its operations for the three months ended March 31, 2022 and 2021 and its cash flows for the three months ended March 31, 2022 and 2021. The financial data and other information disclosed in these notes related to the three months ended March 31, 2022 and 2021 are also unaudited. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022 or for any other subsequent interim period.

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

Since December 31, 2021, there have been no new accounting pronouncements adopted by the Company or issued by FASB that are applicable to the Company, except as noted below.

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

3. Short-Term Investments

The following tables summarize the amortized cost and estimated fair value of the Company’s marketable securities, which are considered to be available-for-sale investments and were included in short-term investments on the condensed consolidated balance sheets:

	March 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government treasury securities	$85,052	$—	$(214)	$84,838
Marketable securities:
Commercial paper	5,573	—	(2)	5,571
Corporate bonds	10,767	—	(7)	10,760
Totals	$101,392	$—	$(223)	$101,169

	December 31, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government treasury securities	$25,092	$—	$(20)	$25,072
Marketable securities:
Commercial paper	11,568	1	—	11,569
Corporate bonds	9,821	—	(3)	9,818
Totals	$46,481	$1	$(23)	$46,459

Certain short-term debt securities with original maturities of less than three months are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the tables above. At March 31, 2022 and December 31, 2021, all investments had contractual maturities within one year.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$17,176	$—	$—	$17,176
U.S. government treasury securities	23,998	—	—	23,998
Totals	$41,174	$—	$—	$41,174
Short-term investments:
U.S. government treasury securities	$84,838	$—	$—	$84,838
Marketable securities:
Commercial paper	—	5,571	$—	5,571
Corporate bonds	—	10,760	—	10,760
Totals	$84,838	$16,331	$—	$101,169

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$141,378	$—	$—	$141,378
Marketable securities:
Commercial paper	—	7,998	—	7,998
Corporate bonds	—	753	—	753
Totals	$141,378	$8,751	$—	$150,129
Short-term investments:
U.S. government treasury securities	$25,072	$—	$—	$25,072
Marketable securities:
Commercial paper	—	11,569	$—	11,569
Corporate bonds	—	9,818	—	9,818
Totals	$25,072	$21,387	$—	$46,459

During the three months ended March 31, 2022 and the year ended December 31, 2021, there were no transfers between levels. The Company classifies its money market fund and U.S. government treasury securities as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices in active markets without any valuation adjustment. The Company classifies its marketable securities (corporate bonds and commercial paper) as Level 2 assets under the fair value hierarchy, as these assets have pricing inputs that are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined using models or other valuation methodologies.

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

In March 2019, the Company entered into an interim services agreement which ultimately led to the DMS Agreement with a third-party supplier in July 2019. The DMS Agreement specifies a dedicated manufacturing suite for the manufacture of AlloVir’s products at the facility. The DMS Agreement will expire upon the later of: 1) two years from the Effective Date, or July 2021, and 2) the completion of services under all SOWs. The term may be extended by agreement of the parties for additional two-year periods upon written notice to the supplier at least 30 days prior to expiration of the then-current term. The DMS Agreement (or any individual SOW) may be terminated earlier by AlloVir at any time by providing 190 days’ notice. The Company has extended the DMS Agreement, and estimates that early termination is not reasonably certain to occur. The total estimated lease term of approximately 4.25 years expires in July 2023. In March 2019, at the inception of this lease, the Company recorded a ROU asset and lease liability of $6.9 million. In September 2019, the Company executed a SOW for another dedicated manufacturing suite under the DMS Agreement with substantially the same terms as the original SOW. In September 2019, at the inception of this lease, the Company recorded a ROU asset and lease liability of $6.3 million. The SOW calls for a fixed monthly payment through July 2023, with additional two-year renewal options. The total estimated lease term of approximately 3.75 years expires in July 2023. The use of these manufacturing suites qualify as a lease under ASC 842, as it includes an identified asset for exclusive use by the Company at its direction.

In February 2022, the Company entered into amendments to both SOWs under the DMS Agreement. The original SOW (beginning March 2019) was modified to add a new termination clause whereby the Company can terminate the lease upon entering into a contract for another suite at the facility, which is expected to occur in September 2022. Management concluded that the SOW amendment constituted a lease modification under ASC 842 and recorded a $1.4 million reduction to the related ROU asset and lease liability in February 2022. The second SOW under the DMS agreement (beginning September 2019) was terminated as of the effective date in February 2022. As a result of the amendment, which also represented a lease modification under ASC 842, the Company recorded a $2.6 million reduction to the related ROU asset and lease liability.

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

In February 2022, the Company decided not to exercise the one-year renewal option and subsequently executed a Change Order to modify the terms of the SOW under the 2020 DMS Agreement. Management concluded that the amendments laid out in the change order collectively constituted a lease modification under ASC 842 and recorded a $1.3 million reduction to the related lease liability and a $1.5 million reduction to the related ROU asset.

In September 2021, the Company entered into a new lease agreement with BP Bay Colony LLC and a sublease with AMAG Pharmaceuticals Inc. for the lease of property in Waltham, Massachusetts (collectively, the "Waltham leases"). The space identified under the Waltham leases is intended for general office space, research and development, laboratory use, and light manufacturing. The Waltham leases have been classified as operating leases and commenced in September 2021. At the inception date, the Company has recorded an ROU asset and lease liability of $6.0 million for the lease and a ROU asset and lease liability of $17.3 million for the sublease based on a July 30, 2030 end date for the Waltham leases. As part of the arrangement, there were also variable costs for common area maintenance fees that were not included in the measurement of the lease. The agreement also provides a $3.1 million tenant improvement allowance which is to be reimbursed by the landlord over the duration of the first two years of the Waltham leases. As of March 31, 2022, no allowances have been used and therefore no reduction to the tenant improvement allowance has been made. The Company will monitor the timing of the reimbursements and adjust the ROU asset and lease liability at such time. The Company has the option to renew the leased space for an additional one time period of five years with written notice from the Company. As of March 31, 2022, the Company has no reasonable certainty that this option to extend will be exercised.

Maturities of operating lease liabilities at March 31, 2022 are as follows (in thousands):

2022 (remaining 9 months)	$2,715
2023	3,049
2024	3,151
2025	3,229
2026	3,308
Thereafter	13,069
Total lease payments	28,521
Less: interest (3.40% - 5.75%)	(5,389)
Total lease liability	$23,132
Lease liability – current	$2,356
Lease liability – long-term	$20,776

Total lease costs were $1.6 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively. Cash paid for operating leases was $1.2 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively. The Company’s total variable lease costs, such as materials, batch payments, storage, knowledge and tech transfer, and other common area maintenance fees, related to the operating leases was $1.2 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively. The weighted average remaining lease term is 8.07 years at March 31, 2022. The weighted average discount rate is 5.02% at March 31, 2022.

6. Accrued Expenses

Accrued expenses consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Employee compensation and benefits	$2,099	$6,867
Professional fees	642	738
Research and development	4,245	3,573
Process development and manufacturing costs	2,703	7,685
Other	394	1,289
Total accrued expenses	$10,083	$20,152

7. Stockholder’s Equity

On August 3, 2020, in connection with the closing of the Company’s IPO, the Company filed its amended and restated certificate of incorporation, which authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.0001 par value per share. There were no shares of preferred stock issued or outstanding at March 31, 2022 and December 31, 2021.

At March 31, 2022 and December 31, 2021, the Company’s amended and restated certificate of incorporation authorized the Company to issue 150,000,000 shares of common stock at a par value of $0.0001 per share.

The Company has reserved shares of common stock for issuance as follows:

March 31, 2022
Unvested restricted stock	2,925,254
Options to purchase common stock	7,507,306
Stock available for grant under the 2020 Stock Option and Grant Plan	5,232,376
Total	15,664,936

8. Stock-Based Compensation

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

At March 31, 2022, the Company had granted 6,715,415 shares of common stock under the 2018 Plan, including an aggregate of 64,042 shares of common stock issuable upon the exercise of outstanding options under the 2018 Plan. Of the awards granted, no awards have been forfeited or cancelled during the three months ended March 31, 2022. No shares remain available for future issuance under the 2018 Plan. Any options or awards outstanding under the 2018 Plan remain outstanding and effective.

2020 Stock Option and Grant Plan

On July 2, 2020, the Company’s Board of Directors adopted and in July 2020 the stockholders approved the 2020 Stock Option and Grant Plan (the “2020 Plan”) which became effective on July 28, 2020, the date immediately prior to the date on which the registration statement related to the IPO was declared effective, and as a result no further awards were made under the 2018 Plan thereafter. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2020 Plan was 8,008,734 shares. The number of shares of our common stock reserved for issuance under the 2020 Plan shall be cumulatively increased on January 1, 2021 and each January 1 thereafter by 5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. Accordingly, on January 1, 2022, 3,528,817 shares were added to the number of available shares under the 2020 Plan. The awards granted under this plan generally vest over a four-year period and have a 10-year contractual term.

At March 31, 2022, there was an aggregate of 7,468,416 shares of common stock issuable upon the exercise of outstanding options under the 2020 Plan and 2,253,397 shares of restricted common stock granted under the 2020 Plan. Additionally, there were an aggregate of 5,232,376 shares reserved for future issuance under the 2020 Plan.

Restricted Common Stock

The following table summarizes restricted common stock activity for the three months ended March 31, 2022:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2022	2,866,909	$15.45
Granted	809,877	9.20
Forfeited	(53,291)	29.96
Vested	(698,241)	12.83
Unvested at March 31, 2022	2,925,254	$14.08

At March 31, 2022, there was $36.7 million of unrecognized stock-based compensation cost related to the restricted stock, which is expected to be recognized over a weighted average period of 2.99 years.

Stock Options

The following table summarizes stock option activity (in thousands, except share and per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2022	6,155,055	$23.42	8.80	$480
Granted	1,764,190	9.19	—	—
Exercised	—	—	—	—
Forfeited	(411,939)	25.10	—	—
Options outstanding at March 31, 2022	7,507,306	$19.98	8.88	$181
Options vested and exercisable at March 31, 2022	1,709,930	$21.44	8.41	$122

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period.

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2022 was $6.89. At March 31, 2022, there was $76.2 million of unrecognized stock-based compensation expense related to unvested stock options, which is being recognized over a period of 2.81 years.

The fair value was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

Three Months Ended March 31, 2022
Expected term (in years)	6.11
Expected volatility	90.53%
Risk-free interest rate	1.73%
Expected dividend yield	—
Fair value of common stock	$9.19

Stock-Based Compensation Expense

Stock-based compensation expense was as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Research and development	$3,341	$3,311
General and administrative	7,126	4,792
Total stock-based compensation expense	$10,467	$8,103

2020 Employee Stock Purchase Plan

In July 2020, the 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was also adopted by the Board of Directors and approved by the stockholders. The purpose of the 2020 ESPP is to provide eligible employees of the Company and other designated companies, with opportunities to purchase shares of the Company’s common stock, par value $0.0001 per share. Initially, 611,354 shares of common stock in the aggregate were approved and reserved for this purpose. The number of shares of common stock reserved and available for issuance under the 2020 ESPP shall be cumulatively increased on January 1, 2021 and each January 1 thereafter by the least of (i) 1,222,707 shares of common stock, (ii) 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, and (iii) such number of shares of common stock as determined by the Administrator. The Board of Directors elected not to increase the number of available shares as of January 1, 2021 and 2022. The 2020 ESPP allows eligible employees to authorize payroll deductions of up to 15% of their base salary or wages up to $25,000 annually to be applied toward the purchase of shares of the Company's common stock on the last trading day of the offering period. Participating employees will purchase shares of the Company's common stock at a discount of up to 15% on the lesser of the closing price of the Company's common stock on the NASDAQ Global Market (i) on the first trading day of the offering period or (ii) the last day of any offering period. Offering periods under the 2020 ESPP will generally be in six months increments, commencing on January 1 and July 1 of each calendar year with the administrator having the right to establish different offering periods. The first offering period was shortened in duration to three months and commenced on April 1, 2022.

9. Income Taxes

The Company’s income tax provision is computed based on the federal statutory rate, the average state statutory rates, net of the related federal benefit, and foreign statutory rates. For the three months ended March 31, 2022 and 2021, the Company did not record a current or deferred income tax expense or benefit due to current and historical losses incurred by the Company.

The Company’s estimate of the realizability of the deferred tax asset is dependent on estimates of projected future levels of taxable income. In analyzing future taxable income levels, the Company considered all evidence currently available, both positive and negative.

10. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2022	2021
Numerator:
Net loss – basic and diluted	$(43,863)	$(30,923)
Denominator:
Weighted-average common shares outstanding – basic and diluted	63,993,053	62,193,734
Net loss per share – basic and diluted	$(0.69)	$(0.50)

Based on the amounts outstanding at March 31, 2022 and 2021, the Company excluded the following potential shares of common stock from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2022 and 2021, because including them would have had an anti-dilutive effect. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

	March 31,
	2022	2021
Options to purchase common stock	7,507,306	5,145,047
Unvested restricted stock	2,925,254	3,519,753

11. Related Party Transactions

The Company entered into an agreement with ElevateBio that provides for ongoing services to the Company in areas such as accounting operations, public relations, information technology, human resources and administration management, finance and risk management, marketing services, facilities, procurement and travel and corporate development and strategy (the “Shared Services Agreement”). The Company also entered into a Development and Manufacturing Services Agreement ("2020 DMS Agreement") with ElevateBio BaseCamp, Inc. (see "Note 5 - Leases"). The Company was billed quarterly for such services at cost, with mark-up for profit on specific services, but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the associates providing the services. The Company incurred $1.4 million and $2.0 million during the three months ended March 31, 2022 and 2021, respectively, related to services provided to the Company by ElevateBio and affiliates. The Company owed ElevateBio $1.2 million and $1.7 million at March 31, 2022 and December 31, 2021, respectively, which is recorded in “Amount due to related party” on the condensed consolidated balance sheets.

Members of the Company’s management and board of directors received a total of $0.2 million and $0.2 million in consulting fees during the three months ended March 31, 2022 and 2021, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing in Part I, Item I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K that was filed on February 10, 2022 with the U.S. Securities and Exchange Commission, or the SEC.

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

Overview

We are a leading late clinical-stage cell therapy company developing highly innovative allogeneic T-cell therapies to treat and prevent devastating viral diseases. Our innovative and proprietary virus-specific T-cell, or VST, therapy platform allows us to generate off-the-shelf VSTs designed to restore immunity in patients with T-cell deficiencies who are at risk from the life-threatening consequences of viral diseases. There is an urgent medical need for therapies to treat a large number of patients suffering from viral diseases who currently have limited or no treatment options. We are developing four innovative, allogeneic, off-the-shelf VST therapy candidates targeting 12 different devastating viruses. Our lead product, posoleucel (previously referred to as Viralym-M or ALVR105), is a multi-VST-cell therapy that targets six viruses: adenovirus, or AdV, BK virus, or BKV, cytomegalovirus, or CMV, Epstein-Barr virus, or EBV, human herpesvirus 6, or HHV-6, and JC virus, or JCV. We believe posoleucel has the potential to fundamentally transform the treatment landscape for transplant patients by substantially reducing or preventing disease morbidity and mortality, thereby dramatically improving patient outcomes.

To fully explore the clinical benefit of posoleucel, we are conducting three Phase 3 pivotal and two Phase 2 proof-of-concept, or POC, trials in 2022 for the treatment and prevention of life-threatening viral diseases in pediatric and/or adult allogeneic hematopoietic cell transplant, or HCT, patients, each representing a potential meaningful commercial opportunity. The three ongoing pivotal trials evaluate the efficacy and safety of posoleucel for the treatment of virus-associated hemorrhagic cystitis, or HC, for the treatment of AdV infections and for the prevention of infections and disease caused by posoleucel’s six target viruses, respectively. A POC clinical trial for multi-virus prevention in HCT has completed enrollment and final data are expected by year-end. A second POC trial evaluating posoleucel for BKV treatment in kidney transplant is ongoing. The BKV trial is the first posoleucel study in solid organ transplant patients.

Our pipeline includes additional investigational VST therapies that may benefit high-risk individuals. ALVR106 is our second off-the-shelf, multi-VST product candidate targeting devastating respiratory diseases caused by human metapneumovirus, or hMPV, influenza, parainfluenza virus, or PIV and respiratory syncytial virus, or RSV. A Phase 1b/2 POC clinical study of ALVR106 opened for enrollment at the end of 2021. In the preclinical space, we are advancing ALVR107 designed to target hepatitis B, or HBV, infected cells and with the aim of curing chronic HBV infection. Preclinical and IND-enabling studies of ALVR107 to treat and cure HBV are expected to be completed in 2022 to support advancement into a POC study. ALVR109 is an allogeneic, off-the-shelf, single virus-targeted cell therapy designed to target SARS-CoV-2, the virus that causes the severe and life-threatening viral disease, COVID-19. Data from the POC clinical trial of ALVR109 were reported in 2021, and we continue to make ALVR109 available to physicians in response to appropriate compassionate use requests.

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

On August 6, 2021, we filed an automatically effective registration statement on Form S-3 (the “Registration Statement”) with the SEC which registered the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with SVB Leerink LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement (the “ATM Program”). On February 10, 2022 we filed a Post-Effective Amendment No. 2 to the Registration Statement and on February 18, 2022 we filed

Post-Effective Amendment 3 to the Registration Statement. As of March 31, 2022, no sales had been made pursuant to the ATM Program.

We have incurred significant operating losses since inception, including net losses of $43.9 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $340.9 million.

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

At March 31, 2022, we had cash, cash equivalents and short-term investments of $201.4 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

Relationship with ElevateBio

On September 17, 2018, we entered into a Series A2 Preferred Stock Purchase Agreement, or the Series A2 Agreement, with ElevateBio. ElevateBio was formed in November 2017 and is headquartered in Waltham, Massachusetts, with a focus on the development of a portfolio of novel cell therapy programs acquired through business development activities with biotechnology companies. ElevateBio is structured as a holding company, comprised of asset-specific subsidiaries focused on the development of the pipeline assets, as well as a manufacturing subsidiary with the expertise to provide drug development and manufacturing services. As a result of ElevateBio’s purchase of our Series A2 Preferred Stock, which converted to common stock upon completion of our IPO, ElevateBio acquired an ownership interest to our unaudited condensed consolidated financial statements appearing elsewhere in this Form 10-Q. The Chief Financial Officer of ElevateBio currently serves in a similar management role with us. In May 2021, Diana M. Brainard M.D., succeeded David Hallal, ElevateBio’s Chief Executive Officer, as the Company’s Chief Executive Officer. Mr. Hallal currently serves as Executive Chairman of the Company's board of directors. In addition to Mr. Hallal and Mr. Sinha, two other members of the Company's board of directors, Morana Jovan-Embiricos and Ansbert Gadicke, also serve as directors of the board of directors of ElevateBio.

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

Other income (loss), net

“Other income (loss), net” consists primarily of investment amortization and accretion of discounts on short-term investments and foreign exchange gains and losses.

Income tax expense

Income tax expense consists of current income tax expense which is expected to be payable for the current year.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Operating expenses:
Research and development	$29,067	$20,393	$8,674
General and administrative	14,126	10,470	3,656
Total operating expenses	43,193	30,863	12,330
Loss from operations	(43,193)	(30,863)	(12,330)
Total other income (loss), net:
Interest income	148	505	(357)
Other income (loss), net	(818)	(565)	(253)
Loss before income taxes	(43,863)	(30,923)	(12,940)
Income tax expense	—	—	—
Net loss	$(43,863)	$(30,923)	$(12,940)

Research and Development Expenses

The following table summarizes our research and development costs for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Direct research and development expenses by program:
posoleucel	$13,500	$6,434	$7,066
ALVR106	1,226	2,344	(1,118)
Unallocated research and development expenses:
Personnel expenses (including stock-based compensation)	12,015	9,410	2,605
Other expenses	2,326	2,205	121
Total research and development expenses	$29,067	$20,393	$8,674

Research and development expenses were $29.1 million for the three months ended March 31, 2022, compared to $20.4 million for the three months ended March 31, 2021. The increase of $8.7 million was primarily due to:

•
a $7.1 million increase in costs related to the development of posoleucel, our most advanced product candidate, primarily due to an increase in costs related to the outsourcing of manufacturing of $3.0 million and the development of clinical trials of $4.1 million;
•
a $1.1 million increase in costs related to the development of ALVR106, primarily due to an increase in costs related to the outsourcing of manufacturing of $1.7 million; and
•
a $2.6 million increase in personnel-related costs, primarily due to an increase in employee headcount in support of research activities.

General and Administrative Expenses

General and administrative expenses were $14.1 million for the three months ended March 31, 2022, compared to $10.5 million for the three months ended March 31, 2021. The increase of $3.7 million primarily consisted of an increase of $2.9 million in personnel-related costs, including stock-based compensation expense of $2.3 million, due to an increase in headcount, a $0.3 million increase in professional and consulting fees for legal and accounting, and a $0.3 million increase in software and IT services due to increased operations.

Total Other Income (Loss), Net

Total “other income (loss), net” was a $0.7 million loss for the three months ended March 31, 2022, compared to a $0.1 million loss for the three months ended March 31, 2021. The increase of $0.6 million is primarily attributable to an increase of $0.6 million in foreign exchange losses and a decrease of $0.4 million in interest income, offset by a decrease of $0.4 million in amortization of discounts on short-term investments.

Liquidity and Capital Resources

Sources of Liquidity

At March 31, 2022, we have funded our operations primarily through equity financings and have received net cash proceeds of approximately $156.3 million from the sale of our preferred stock and $292.0 million of net proceeds from the sale of common stock in our IPO. On August 6, 2021, we filed the Registration Statement with the SEC and simultaneously entered into a sales agreement with SVB Leerink LLC, as sales agent, for the ATM Program. As of March 31, 2022, no sales had been made pursuant to the ATM Program.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our manufacturing, licensing and lease obligations described further below.

Funding Requirements

At March 31, 2022, our cash, cash equivalents and short-term investments were $201.4 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the amount of our working capital requirements. Our future capital requirements will depend on many factors, including:

• the scope, progress, results and costs of researching and developing posoleucel for our initial and potential additional indications, as well as ALVR106 and other product candidates we may develop, including any COVID-19-related delays or other effects on our development programs;

• the timing of, and the costs involved in, obtaining marketing approvals for posoleucel for our initial and potential additional indications, and ALVR106 and other product candidates we may develop;

• if approved, the costs of commercialization activities for posoleucel for any approved indications, or ALVR106 or any other product candidate that receives regulatory approval to the extent such costs are not the responsibility of a collaborator that we may contract with in the future, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

• subject to receipt of regulatory approval, revenue, if any, received from commercial sales of posoleucel for any approved indications or ALVR106 or any other product candidates;

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(46,476)	$(18,926)
Net cash (used in) provided by investing activities	(54,979)	64,827
Net cash provided by financing activities	—	—
Effect of exchange rate changes on cash and cash equivalents	—	83
Net (decrease) increase in cash and cash equivalents	$(101,455)	$45,984

Operating Activities

Net cash used in operating activities was $46.5 million for the three months ended March 31, 2022, reflecting a net loss of $43.9 million, partially offset by non-cash charges of $11.4 million. The non-cash charges primarily consist of stock compensation expense, depreciation expense and non-cash lease expense. The change in our net operating assets and liabilities of $(14.0) million was primarily due to a decrease of $13.8 million in accounts payable, accrued expenses and amount due to related party.

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

The $27.6 million increase in cash used in operating activities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 is primarily due to an increase in research and development expenses and general and administrative expenses as a result of advancing the development of posoleucel and ALVR106, including increased personnel costs related to our increased headcount and our increased efforts towards identifying product candidates.

Investing Activities

Net cash used in investing activities was $55.0 million for the three months ended March 31, 2022, which was primarily due to the purchase of investments of $61.0 million, partially offset by investment maturities of $6.0 million.

Net cash provided by investing activities was $64.8 million for the three months ended March 31, 2021, which was primarily due to investment maturities of $95.0 million, partially offset by the purchase of investments of $30.1 million and the purchase of property and equipment of $0.1 million.

Financing Activities

We had no financing activities for the three months ended three months ended March 31, 2022 and 2021.

Contractual Obligations

During the three months ended March 31, 2022, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, with the exception of modifications to our dedicated manufacturing suites with ElevateBio BaseCamp, Inc. and a third party supplier in February 2022 (see "Note 5 - Leases").

Critical Accounting Policies and Significant Judgments and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of our unaudited interim condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our condensed financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. However, even though we believe we have used reasonable estimates and assumptions in preparing our interim condensed consolidated financial statements, the future effects of the COVID-19 pandemic on our results of operations, cash flows, and financial position are unclear. Our actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have not obtained regulatory approval for any of our product candidates, including our clinical-stage product candidates, posoleucel, ALVR106 and ALVR109. Our business is substantially dependent on our ability to obtain regulatory approval for, and, if approved, to successfully commercialize our product candidates in a timely manner.

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

• changes in the approval policies or regulations that render our preclinical and clinical data insufficient for approval; or

• our failure to obtain and retain accurate data in our clinical trials.

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

From time to time, we may announce or share with regulatory authorities interim “top line” or preliminary data from our clinical trials, such as the December 2021 announcement of preliminary results for our Phase 2 posoleucel multi-virus prevention study, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Preliminary or “top line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously announced. As a result, interim, “top-line,” and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary, “top-line,” or interim data and final data could impact the regulatory approval of, and significantly harm the prospects for any product candidate that is impacted by the applicable data.

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

While there are currently no FDA- or EMA-approved drugs for our indications (other than for COVID-19), many of the approved or commonly used drugs and therapies for our current or future target diseases, including letermovir, cidofovir, ganciclovir, valganciclovir, foscarnet, oseltamivir, zanamivir, baloxavir, ribavirin, tenofovir, and entecavir, are well established and are widely accepted by physicians, patients and third-party payors. Some of these drugs are branded and subject to patent protection, and other drugs and nutritional supplements are available on a generic basis. Insurers and other third-party payors may encourage the use of generic products or specific branded products. We expect that, if any of our product candidates are approved, they will be priced at a significant premium over competitive generic products. Absent differentiated and compelling clinical evidence, pricing premiums may impede the adoption of our products over currently approved or commonly used therapies, which may adversely impact our business. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will become as our products continue in clinical development.

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

We have received Regenerative Medicine Advanced Therapy, or RMAT, designation for the treatment of HC caused by BKV in adults and children following allogeneic HCT , adenovirus (AdV) infection following allogenic hematopoietic stem cell transplant (allo-HCT) and for the prevention of clinically significant infections and disease from six devastating viruses that commonly impact high-risk adult and pediatric patients following allo-HCT – adenovirus (AdV), BK virus (BKV), cytomegalovirus (CMV), Epstein-Barr virus (EBV), human herpes virus-6 (HHV-6) and JC virus (JCV), and received eligibility for the PRIME scheme from the EMA for the treatment of serious infections with BKV, CMV, AdV, EBV and HHV-6 in HCT patients, for posoleucel. These designations may not lead to a faster development or regulatory review or approval process, and will not increase the likelihood that such product candidates will receive marketing approval.

We have received RMAT designation from the FDA for posoleucel for the treatment of HC caused by BKV in adults and children following allo-HCT, for the treatment of AdV infection following allo-HCT, and for the prevention of clinically significant infections and end-organ diseases from AdV, BKV, CMV, EBV, HHV-6 and JCV in children and adults following allo-HCT. We have also received PRIME designation from the EMA for the treatment of serious infections with BKV, CMV, AdV, EBV and/or HHV-6 in HCT patients.

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

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. While Congress has not passed comprehensive repeal legislation, some laws affecting the implementation of certain taxes under the ACA have been signed into law. For example, the Tax Cuts and Jobs Act of 2017, or TCJA, includes a provision that decreased, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate,” to $0. On December 14, 2018, a District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. However, on June 17, 2021, the U.S. Supreme Court dismissed the plaintiffs' challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among other things, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge to repeal or replace the ACA, will impact our business.

Other legislative changes and healthcare reform initiatives have been proposed and adopted in the U.S. since the Affordable Care Act was enacted. On October 13, 2017, former President Trump signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Further, on October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On August 14, 2020, the U.S. Court of Appeals for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid CSRs for the years preceding and including 2017. For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. On April 27, 2020, the United States Supreme Court reversed the U.S. Court of Appeals for the Federal Circuit decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula.

In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, and subsequent legislation, suspended these reductions from May 1, 2020 through March 31, 2022. A 1% payment reduction began on April 1, 2022 and will be in effect through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022. In addition, in January 2013, the American Taxpayer Relief Act of 2012, or the ATRA, was enacted which, among other things, further reduced Medicare payments to several providers, including hospitals and outpatient clinics, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In December 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of the federal district court litigation regarding the method CMS uses to determine this risk adjustment. Since then, the ACA risk adjustment program payment parameters have been updated annually. In addition, CMS published a final rule that would give states greater flexibility, as of 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

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

We are an affiliate of ElevateBio. David Hallal, our Executive Chairman and former Chief Executive Officer, also serves as the Chairman and Chief Executive Officer of ElevateBio, and Vikas Sinha, our Chief Financial Officer, also serves as the Chief Financial Officer of ElevateBio. Ansbert Gadicke and Morana Jovan-Embiricos, two members of our board of directors, also serve as directors of the board of directors of ElevateBio. In addition, certain of these individuals own equity interests in ElevateBio, which may represent a significant portion of these individuals’ net worth. Although, we have adopted a written related party transactions policy that such transactions must be approved by our audit committee, their positions at ElevateBio and the ownership of any ElevateBio equity or equity awards creates, or may create the appearance of, conflicts of interest when we ask these individuals to make decisions that could have different implications for ElevateBio than the decisions have for us.

We may need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of March 31, 2022, we had 110 employees. As our development and commercialization plans and strategies develop, and as we begin operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. In particular, we may need to add substantial additional personnel and other resources to support our development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Unstable market, economic or geopolitical conditions may have serious adverse consequences on our business, financial condition and stock price.

Global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Further, geopolitical instability outside the U.S. may also impact our operations or affect global markets, such as the recent invasion of Ukraine by Russia. While we do not currently conduct clinical trials in the Ukraine or Russia, we cannot be certain what the overall impact of these events will be on our business or on the business of any of our third party partners, including our contract research organizations, contract manufacturers or other partners or on the health care systems in the European Union and in other impacted countries. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses were $172.0 million and $69.8 million for the years ended December 31, 2021 and 2020, respectively. As of March 31, 2022, we had an accumulated deficit of $340.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

We anticipate that our expenses will increase substantially if and as we:

• continue to conduct clinical trials for our lead product candidate, posoleucel, for our initial and potential additional indications;

• initiate and continue research, preclinical and clinical development efforts for our additional product candidates, including ALVR106, ALVR107, ALVR108, ALVR109 and any future product candidates we may develop;

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect to continue to spend substantial amounts of capital to continue the preclinical and clinical development of our current and future programs. If we are able to gain marketing approval for any product candidate we develop, including for any indication for which we are developing or may develop posoleucel, we will require substantial additional funding in order to launch and commercialize such product candidates, to the extent that such launch and commercialization are not the responsibility of a collaborator that we may contract with in the future. In addition, other unanticipated costs may arise in the course of our development efforts. Under the terms of our license agreements with each of our partners, including BCM, we are obligated to make payments upon the achievement of certain development, regulatory and commercial milestones. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. Additionally, any COVID-19-related program setbacks or delays due to changes in federal, state, or local laws and regulations or clinical site policies could impact the timing and cost of the development of our product candidates.

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

We had cash, cash equivalents and short-term investments of $201.4 million as of March 31, 2022. We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Any of our current or future license agreements may also be terminated if we are unable to meet the payment or other obligations under the agreements.

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

If regulatory approvals for our CMOs are delayed, we may not be able to manufacture sufficient quantities of our drug candidates, which would limit our development activities and our opportunities for growth and revenues. In addition to the risks described in “Risks Related to Our Dependence on Third Parties,” our existing CMOs, contract testing laboratory or existing raw material suppliers will be subject to ongoing, periodic inspection by the FDA, EMA or other comparable regulatory agencies to ensure compliance with cGMP and CGTP. Our or their failure to follow and document our adherence to these regulations or other regulatory requirements may lead to significant delays in the availability of products for clinical or, in the future, commercial use, may result in the termination of or a hold on a clinical trial, or may delay or prevent filing or approval of commercial marketing applications for our product candidates. We also may encounter problems with the following:

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 66% of our common stock as of March 31, 2022. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

† Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K because they contain information that is both (i) not material and (ii) of the type that the registrant treats as private and confidential. The registrant will furnish copies of any such schedules to the U.S. Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AlloVir, Inc.

Date: May 5, 2022	By:	/s/ Diana Brainard
Diana Brainard
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Vikas Sinha
Vikas Sinha
President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)