Form 10-Q
period 2022-06-30
Allovir, Inc.
filed 2022-08-04
CIK 1754068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, the registrant had 93,063,451 shares of common stock, $0.0001 par value per share, outstanding.

i

Summary of Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in the section entitled “Risk Factors.” These risks include, but are not limited to, the following:

•
Our business could be adversely affected by the effects of health epidemics, including the ongoing COVID-19 pandemic, in regions where our contracted third parties, including contract research organizations, or CROs, and contract development and manufacturing organizations, or CDMOs, have significant research, development or manufacturing facilities, concentrations of clinical trial sites or other business operations, causing disruption in supplies and services.

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
•
the timing of our planned Investigational New Drug, or IND, submissions to the FDA for our product candidates, including ALVR107;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ALLOVIR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share amounts)	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$71,093	$201,661
Short-term investments	101,580	46,459
Interest receivable	91	50
Prepaid expenses and other current assets	3,753	5,178
Total current assets	176,517	253,348
Restricted cash	852	852
Other assets	857	1,102
Property and equipment, net	997	1,549
Operating lease right-of-use assets	20,772	29,743
Total assets	$199,995	$286,594
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,518	$8,361
Accrued expenses	13,115	20,152
Income tax payable	154	1,007
Operating lease liability, current	2,238	6,591
Amount due to related party	563	1,742
Total current liabilities	21,588	37,853
Operating lease liability, long term	20,270	23,475
Total liabilities	$41,858	$61,328
Commitments and contingencies (see "Note 5 - Leases")
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively; 0 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value: 150,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively; 65,562,014 and 65,170,332 shares issued at June 30, 2022 and December 31, 2021, respectively; and 64,788,103 and 63,565,886 shares outstanding at June 30, 2022 and December 31, 2021, respectively	7	7
Additional paid-in capital	544,141	522,479
Accumulated other comprehensive loss	(444)	(155)
Accumulated deficit	(385,567)	(297,065)
Total stockholders’ equity	158,137	225,266
Total liabilities and stockholders’ equity	$199,995	$286,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Operating expenses:
Research and development	$31,379	$25,677	$60,446	$46,070
General and administrative	13,245	11,978	27,371	22,448
Total operating expenses	44,624	37,655	87,817	68,518
Loss from operations	(44,624)	(37,655)	(87,817)	(68,518)
Total other income (loss), net:
Interest income	162	475	310	980
Other (loss) income, net	(27)	(408)	(845)	(973)
Loss before income taxes	(44,489)	(37,588)	(88,352)	(68,511)
Income tax expense	150	—	150	—
Net loss	$(44,639)	$(37,588)	$(88,502)	$(68,511)
Net loss per share — basic and diluted	$(0.69)	$(0.60)	$(1.38)	$(1.10)
Weighted-average common shares outstanding — basic and diluted	64,467,483	62,344,718	64,231,579	62,399,034
Comprehensive loss:
Net loss	$(44,639)	$(37,588)	$(88,502)	$(68,511)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on available-for-sale securities	(94)	(16)	(289)	26
Foreign currency translation adjustment	—	(22)	—	61
Total other comprehensive (loss) income	(94)	(38)	(289)	87
Comprehensive loss	$(44,733)	$(37,626)	$(88,791)	$(68,424)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2020	61,931,255	$7	$478,272	$(112)	$(125,103)	$353,064
Stock-based compensation	—	—	8,103	—	—	8,103
Issuance of common stock, upon vesting of restricted stock	519,839	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	42	—	42
Foreign currency translation adjustment	—	—	—	83	—	83
Net loss	—	—	—	—	(30,923)	(30,923)
Balance at March 31, 2021	62,451,094	$7	$486,375	$13	$(156,026)	$330,369
Stock-based compensation	—	—	9,726	—	—	9,726
Issuance of common stock, upon vesting of restricted stock	340,949	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(16)	—	(16)
Foreign currency translation adjustment	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(37,588)	(37,588)
Balance at June 30, 2021	62,792,043	$7	$496,101	$(25)	$(193,614)	$302,469

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	63,565,886	$7	$522,479	$(155)	$(297,065)	$225,266
Stock-based compensation	—	—	10,467	—	—	10,467
Issuance of common stock, upon vesting of restricted stock	698,241	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(195)	—	(195)
Net loss	—	—	—	—	(43,863)	(43,863)
Balance at March 31, 2022	64,264,127	$7	$532,946	$(350)	$(340,928)	$191,675
Stock-based compensation			10,951	—	—	10,951
Issuance of common stock, upon vesting of restricted stock	450,619	—	—	—	—	—
Purchase of common stock under the 2020 Employee Stock Purchase Plan	73,357	—	244			244
Unrealized loss on available-for-sale securities	—	—	—	(94)	—	(94)
Net loss	—	—	—	—	(44,639)	(44,639)
Balance at June 30, 2022	64,788,103	$7	$544,141	$(444)	$(385,567)	$158,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(88,502)	$(68,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	552	51
Non-cash lease expense	720	210
Amortization and accretion of discounts on short-term investments	49	897
Stock compensation expense	21,418	17,829
Changes in operating assets and liabilities:
Interest receivable	(41)	41
Prepaid expenses and other current assets	1,423	1,638
Other assets	245	(692)
Income tax payable	(853)	—
Accounts payable, accrued expenses and amount due to related party	(10,365)	6,723
Net cash used in operating activities	(75,354)	(41,814)
Cash flows from investing activities
Purchase of property and equipment	—	(363)
Purchase of short-term investments	(92,783)	(30,098)
Maturities of short-term investments	37,325	175,000
Net cash (used in) provided by investing activities	(55,458)	144,539
Cash flows from financing activities
Proceeds from issuance of stock under the 2020 Employee Stock Purchase Plan	244	—
Net cash provided by financing activities	244	—
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	61
Net (decrease) increase in cash, cash equivalents, and restricted cash	(130,568)	102,786
Cash, cash equivalents, and restricted cash at beginning of period	202,513	122,661
Cash, cash equivalents, and restricted cash at end of period	$71,945	$225,447
Non-cash investing and financing activities
Unrealized (loss) gain on available-for-sale securities	$(289)	$26
Right-of-use assets obtained in exchange for operating lease liability	$—	$3,089
Reduction of right-of-use asset due to modification	$(5,506)	$—
Purchase of property and equipment included in accounts payable and accrued expenses	$—	$91
Supplemental disclosure of cash flows
Cash paid for income taxes	$1,003	$—

	Six Months Ended June 30,
	2022	2021
Cash and cash equivalents	$71,093	$225,447
Restricted cash	852	—
Total cash, cash equivalents, and restricted cash	$71,945	$225,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. Nature of the Business

AlloVir, Inc. (“AlloVir” or “the Company”, formerly known as ViraCyte, Inc.) is a leading late clinical-stage cell therapy company developing highly innovative allogeneic T cell therapies to treat and prevent devastating viral diseases. The Company’s innovative and proprietary virus-specific T cell, or VST, therapy platform allows AlloVir to generate off-the-shelf VSTs designed to restore immunity in patients with T cell deficiencies who are at risk from the life-threatening consequences of viral diseases. There is an urgent medical need for therapies to treat a large number of patients suffering from viral diseases who currently have limited or no treatment options. The Company is developing four innovative, allogeneic, off-the-shelf VST therapy candidates targeting 12 different devastating viruses. The Company's lead product, posoleucel (previously referred to as Viralym-M or ALVR105), is a multi-VST therapy that targets six viruses: adenovirus, or AdV, BK virus, or BKV, cytomegalovirus, or CMV, Epstein-Barr virus, or EBV, human herpesvirus 6, or HHV-6 and JC virus, or JCV. The Company believes that posoleucel has the potential to fundamentally transform the treatment landscape for transplant patients by substantially reducing or preventing disease morbidity and mortality, thereby dramatically improving patient outcomes.

To fully explore the clinical benefit of posoleucel, the Company is conducting three Phase 3 pivotal and two Phase 2 proof-of-concept (“POC”) trials in 2022 for the treatment and prevention of life-threatening viral diseases in pediatric and/or adult allogeneic hematopoietic cell transplant, or HCT, patients, each representing a potential meaningful commercial opportunity. The three ongoing pivotal trials evaluate the efficacy and safety of posoleucel for the treatment of virus-associated hemorrhagic cystitis, or HC, for the treatment of AdV infections and for the prevention of infections and disease caused by posoleucel’s six target viruses, respectively. A Phase 2 clinical trial for multi-virus prevention in HCT has completed enrollment and final data is expected by year-end. A second Phase 2 trial evaluating posoleucel for BKV treatment in kidney transplant patients has completed enrollment and final data is expected in the first quarter of 2023. The BKV trial is the first posoleucel study in solid organ transplant patients.

The Company’s pipeline includes additional investigational VST therapies that may benefit high-risk individuals. ALVR106 is the Company’s second off-the-shelf, multi-VST product candidate targeting devastating respiratory diseases caused by human metapneumovirus, or hMPV, influenza, parainfluenza virus, or PIV and respiratory syncytial virus, or RSV. A Phase 1b/2 POC clinical study of ALVR106 initiated at the end of 2021. In the preclinical space, the Company is advancing ALVR107 designed to target hepatitis B, or HBV, infected cells and with the aim of curing chronic HBV infection. Preclinical and IND-enabling studies of ALVR107 to treat and cure HBV are expected to be completed in 2022 to support advancement into a POC study. ALVR109 is an allogeneic, off-the-shelf, single virus-targeted cell therapy designed to target SARS-CoV-2, the virus that causes the severe and life-threatening viral disease, COVID-19. Data from the POC clinical trial of ALVR109 were reported in 2021, and the Company continues to make ALVR109 available to physicians in response to appropriate compassionate use requests.

The Company was formed on August 16, 2013 as a Delaware limited liability company (“LLC”), under the name AdCyte LLC and on July 29, 2014 the Company changed its name to ViraCyte LLC. On September 17, 2018, the Company converted from a Delaware LLC to a Delaware corporation (“LLC Conversion”) and changed its name to ViraCyte, Inc. On May 22, 2019, the Company changed its name to AlloVir, Inc. The Company has principal offices in Waltham, Massachusetts and Houston, Texas.

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Through June 30, 2022, the Company has funded its operations primarily with proceeds received from the sale of common stock, research grants, and from the sale of preferred stock. The Company has incurred recurring losses since its inception, including net losses attributable to common stockholders of $44.6 million and $37.6 million for the three months ended June 30, 2022 and 2021, respectively, and $88.5 million and $68.5 million for the six months ended June 30, 2022 and 2021, respectively. In addition, at June 30, 2022, the Company had an accumulated deficit of $385.6 million. The Company expects to continue to generate operating losses for the foreseeable future.

The Company believes that its $172.7 million of cash, cash equivalents and short-term investments held at June 30, 2022, combined with aggregate net proceeds of $126.5 million received under the Securities Purchase Agreement entered into on July 26, 2022 (see "Note 12 - Subsequent Events"), are sufficient to fund planned operations for at least twelve months from the date that these condensed consolidated financial statements are available to be issued.

COVID-19 Considerations

The development of product candidates could be disrupted and materially adversely affected in the future by a pandemic, epidemic or outbreak of an infectious disease, such as the recent COVID-19 pandemic. The spread of COVID-19 has impacted the global economy and has impacted the Company’s operations, including the interruption of preclinical and clinical trial activities and potential interruption to the Company’s supply chain. For example, the COVID-19 pandemic has delayed clinical trials. If the disruption due to the COVID-19 pandemic continues, planned pivotal clinical trials also could be delayed due to government orders and site policies on account of the pandemic, and some patients may be unwilling or unable to travel to study sites, enroll in trials or be unable to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay the Company’s ability to conduct preclinical studies and clinical trials or release clinical trial results and could delay the Company’s ability to obtain regulatory approval and commercialize product candidates. Furthermore, COVID-19 could affect the Company’s employees or the employees of research sites and service providers on whom the Company relies on as well as those of companies with which the Company does business, including suppliers and contract manufacturing organizations (“CMOs”), thereby disrupting business operations. Quarantines and travel restrictions imposed by governments in the jurisdictions in which the Company and the companies with which it does business operate could materially impact the ability of employees to access preclinical and clinical sites, laboratories, manufacturing sites and offices. For the health and safety of our employees, the Company has implemented work-at-home policies and we have generally restricted on site staff to only those employees who are fully vaccinated or essential to the development and research of product candidates; accordingly, the Company may experience limitations in employee resources. The outbreak and any other preventative or protective actions that the Company, its suppliers or other third parties with which it has business relationships, or governments may take in respect of the COVID-19 pandemic, could disrupt, delay or otherwise adversely impact the business.

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

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying condensed consolidated balance sheet at June 30, 2022, and the condensed consolidated statements of operations and comprehensive loss, statements of changes in stockholders’ equity for the three and six months ended June 30, 2022 and 2021 and condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position at June 30, 2022 and the results of its operations for the three and six months ended June 30, 2022 and 2021 and its cash flows for the six months ended June 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2022 and 2021 are also unaudited. The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022 or for any other subsequent interim period.

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

3. Short-Term Investments

The following tables summarize the amortized cost and estimated fair value of the Company’s U.S. government treasury securities and marketable securities, which are considered to be available-for-sale investments and were included in short-term investments on the condensed consolidated balance sheets:

	June 30, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government treasury securities	$101,889	$—	$(309)	$101,580
Totals	$101,889	$—	$(309)	$101,580

	December 31, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government treasury securities	$25,092	$—	$(20)	$25,072
Marketable securities:
Commercial paper	11,568	1	—	11,569
Corporate bonds	9,821	—	(3)	9,818
Totals	$46,481	$1	$(23)	$46,459

Certain short-term debt securities with original maturities of less than three months are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the tables above. At June 30, 2022 and December 31, 2021, all investments had contractual maturities within one year.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$21,922			$21,922
Totals	$21,922	$—	$—	$21,922
Short-term investments:
U.S. government treasury securities	$101,580			$101,580
Totals	$101,580	$—	$—	$101,580

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$141,378	$—	$—	$141,378
Marketable securities:
Commercial paper	—	7,998	—	7,998
Corporate bonds	—	753	—	753
Totals	$141,378	$8,751	$—	$150,129
Short-term investments:
U.S. government treasury securities	$25,072	$—	$—	$25,072
Marketable securities:
Commercial paper	—	11,569	$—	11,569
Corporate bonds	—	9,818	—	9,818
Totals	$25,072	$21,387	$—	$46,459

During the six months ended June 30, 2022 and the year ended December 31, 2021, there were no transfers between levels. The Company classifies its money market fund and U.S. government treasury securities as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices in active markets without any valuation adjustment. The Company classifies its marketable securities (corporate bonds and commercial paper) as Level 2 assets under the fair value hierarchy, as these assets have pricing inputs that are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined using models or other valuation methodologies.

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

In March 2019, the Company entered into an interim services agreement which ultimately led to the DMS Agreement with a third-party supplier in July 2019. The DMS Agreement specifies a dedicated manufacturing suite for the manufacture of AlloVir’s products at the facility. The DMS Agreement will expire upon the later of: 1) two years from the Effective Date, or July 2021, and 2) the completion of services under all statements of work, (“SOWs”). The term may be extended by agreement of the parties for additional two-year periods upon written notice to the supplier at least 30 days prior to expiration of the then-current term. The DMS Agreement (or any individual SOW) may be terminated earlier by AlloVir at any time by providing 190 days’ notice. The Company has extended the DMS Agreement, and estimates that early termination is not reasonably certain to occur. The total estimated lease term of approximately 4.25 years expires in July 2023. In March 2019, at the inception of this lease, the Company recorded a ROU asset and lease liability of $6.9 million. In September 2019, the Company executed a SOW for another dedicated manufacturing suite under the DMS Agreement with substantially the same terms as the original SOW. In September 2019, at the inception of this lease, the Company recorded a ROU asset and lease liability of $6.3 million. The SOW calls for a fixed monthly payment through July 2023, with additional two-year renewal options. The total estimated lease term of approximately 3.75 years expires in July 2023. The use of these manufacturing suites qualifies as a lease under ASC 842, as it includes an identified asset for exclusive use by the Company at its direction.

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

In May 2020, the Company entered into a new Development and Manufacturing Services Agreement (“2020 DMS Agreement”) with ElevateBio BaseCamp, Inc. and signed a SOW in November 2020. The 2020 DMS Agreement and related SOW contained an embedded lease for a dedicated manufacturing suite for the manufacture of AlloVir’s products at the facility because the Company directs how and for what purpose the suite is used for and obtains substantially all of the economic benefit of the suite. At inception of the lease, it was determined that, in exchange for this dedicated manufacturing suite, AlloVir will pay the supplier a monthly fixed suite utilization fee, and other related fixed costs, totaling $3.2 million over the two-year lease term (one year lease with a one-year renewal option), that covers costs associated with reserving capacity for AlloVir, as well as cleaning services, utilities, handling and maintenance of the manufacturing suite. At inception of the lease, the Company estimated that the exercise of the one-year renewal option was reasonably certain to occur, and the Company was reasonably certain that it would not exercise its early termination right, providing for a total estimated lease term of two years expiring in January 2023. As part of the arrangement, there were also variable costs for materials, non-fixed batch payments, storage, knowledge and tech transfer and other common area maintenance fees that were not included in the measurement of the lease. The lease of the facility was determined to be classified as an operating lease and commenced in February 2021, the point at which the new facility area was substantially complete and available for use by the Company. Accordingly, at inception, the Company recorded a ROU asset of $3.1 million and a lease liability of $2.5 million. The Company prepaid $0.6 million of the suite utilization fee, which was reclassified from prepaid expense to the ROU asset upon lease commencement.

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

In September 2021, the Company entered into a new lease agreement with BP Bay Colony LLC and a sublease with AMAG Pharmaceuticals Inc. for the lease of property in Waltham, Massachusetts (collectively, the "Waltham leases"). The space identified under the Waltham leases is intended for general office space, research and development, laboratory use, and light manufacturing. The Waltham leases have been classified as operating leases and commenced in September 2021. At the inception date, the Company has recorded an ROU asset and lease liability of $6.0 million for the lease and a ROU asset and lease liability of $17.3 million for the sublease based on a July 30, 2030 end date for the Waltham leases. As part of the arrangement, there were also variable costs for common area maintenance fees that were not included in the measurement of the lease. The agreement also provides a $3.1 million tenant improvement allowance which is to be reimbursed by the landlord over the duration of the first two years of the Waltham leases. At June 30, 2022, no allowances have been used and therefore no reduction to the tenant improvement allowance has been made. The Company will monitor the timing of the reimbursements and adjust the ROU asset and lease liability at such time. The Company has the option to renew the leased space for an additional one time period of five years with written notice from the Company. At June 30, 2022, the Company has no reasonable certainty that this option to extend will be exercised.

Maturities of operating lease liabilities at June 30, 2022 are as follows (in thousands):

2022 (remaining 6 months)	$1,804
2023	3,049
2024	3,151
2025	3,229
2026	3,308
Thereafter	13,068
Total lease payments	27,609
Less: interest (5.00% - 5.75%)	5,101
Total lease liability	$22,508
Lease liability – current	$2,238
Lease liability – long-term	$20,270

Total lease costs were $1.3 million and $1.3 million for the three months ended June 30, 2022 and 2021, respectively, and $2.8 million and $2.5 million for the six months ended June 30, 2022 and 2021, respectively. Cash paid for operating leases was $0.9 million and $1.1 million for the three months ended June 30, 2022 and 2021, respectively, and $2.1 million and $2.3 million for the six months ended June 30, 2022 and 2021, respectively. The Company’s total variable lease costs, such as materials, batch payments, storage, knowledge and tech transfer, and other common area maintenance fees, related to the operating leases was $0.9 million and $2.2 million for the three months ended June 30, 2022 and 2021, respectively, and $2.2 million and $3.8 million for the six months ended June 30, 2022 and 2021, respectively. The weighted average remaining lease term is 7.96 years at June 30, 2022. The weighted average discount rate is 5.01% at June 30, 2022.

6. Accrued Expenses

Accrued expenses consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Employee compensation and benefits	$3,820	$6,867
Professional fees	646	738
Research and development	6,746	3,573
Process development and manufacturing costs	1,275	7,685
Other	628	1,289
Total accrued expenses	$13,115	$20,152

7. Stockholder’s Equity

On August 3, 2020, in connection with the closing of the Company’s IPO, the Company filed its amended and restated certificate of incorporation, which authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.0001 par value per share. There were no shares of preferred stock issued or outstanding at June 30, 2022 and December 31, 2021.

At June 30, 2022 and December 31, 2021, the Company’s amended and restated certificate of incorporation authorized the Company to issue 150,000,000 shares of common stock at a par value of $0.0001 per share.

The Company has reserved shares of common stock for issuance as follows:

	June 30, 2022	December 31, 2021
Options to purchase common stock	7,933,192	6,155,055
Unvested restricted stock	2,494,263	2,866,909
Stock available for grant under the 2020 Stock Option and Grant Plan	4,763,639	3,812,396
Stock available for issuance under the 2020 Employee Stock Purchase Plan	537,997	611,354
Total	15,729,091	13,445,714

8. Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Research and development	$3,892	$3,953	$7,232	$7,264
General and administrative	7,059	5,773	14,186	10,565
Total stock-based compensation expense	$10,951	$9,726	$21,418	$17,829

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

At June 30, 2022, the Company had granted 6,715,415 shares of common stock under the 2018 Plan. At June 30, 2022, there was an aggregate of 64,042 shares of common stock issuable upon the exercise of outstanding options under the 2018 Plan and 6,616,772 shares of restricted common stock granted under the 2018 plan. No shares remain available for future issuance under the 2018 Plan. Any options or awards outstanding under the 2018 Plan remain outstanding and effective.

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

At June 30, 2022, there was an aggregate of 7,894,302 shares of common stock issuable upon the exercise of outstanding options under the 2020 Plan and 2,331,282 shares of restricted common stock granted under the 2020 Plan. There is an aggregate of 4,763,639 shares reserved for future issuance under the 2020 Plan.

Restricted Common Stock

The following table summarizes restricted common stock activity for the six months ended June 30, 2022:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2022	2,866,909	$15.45
Granted	887,762	8.97
Forfeited	(111,548)	21.73
Vested	(1,148,860)	11.79
Unvested at June 30, 2022	2,494,263	$14.54

At June 30, 2022, there was $33.0 million of unrecognized stock-based compensation cost related to the restricted stock, which is expected to be recognized over a weighted average period of 2.82 years.

Stock Options

The following table summarizes stock option activity (in thousands, except share and per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2022	6,155,055	$23.42	8.80	$480
Granted	2,301,565	8.45	—	—
Exercised	—	—	—	—
Forfeited	(523,428)	24.32	—	—
Options outstanding at June 30, 2022	7,933,192	$19.02	8.71	$44
Options vested and exercisable at June 30, 2022	2,311,528	$21.75	8.27	$32

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period.

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2022 was $6.33. At June 30, 2022, there was $69.7 million of unrecognized stock-based compensation expense related to unvested stock options, which is being recognized over a period of 2.61 years.

The fair value was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Expected term (in years)	5.86	6.05
Expected volatility	89.32%	90.23%
Risk-free interest rate	2.70%	1.95%
Expected dividend yield	—	—
Fair value of common stock	$5.87	$8.45

2020 Employee Stock Purchase Plan

In July 2020, the 2020 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board of Directors and approved by the stockholders. The purpose of the ESPP is to provide eligible employees of the Company and other designated companies, with opportunities to purchase shares of the Company’s common stock, par value $0.0001 per share.

Initially, 611,354 shares of common stock in the aggregate were approved and reserved for this purpose. The number of shares of common stock reserved and available for issuance under the 2020 ESPP shall be cumulatively increased on January 1, 2021 and each

January 1 thereafter by the least of (i) 1,222,707 shares of common stock, (ii) 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, and (iii) such number of shares of common stock as determined by the Administrator. The Board of Directors elected not to increase the number of available shares as of January 1, 2021 and 2022. At June 30, 2022, there was an aggregate of 537,997 shares reserved for future issuance under the ESPP.

The ESPP allows eligible employees to authorize payroll deductions of up to 15% of their base salary or wages up to $25,000 annually to be applied toward the purchase of shares of the Company's common stock on the last trading day of the offering period. Participating employees will purchase shares of the Company's common stock at a discount of up to 15% on the lesser of the closing price of the Company's common stock on the NASDAQ Global Market (i) on the first trading day of the offering period or (ii) the last day of any offering period. The Company utilizes the Black Scholes option pricing model to compute the fair market value of the shares and compensation expense is recognized over the offering period. The first ESPP offering period was shortened in duration to three months and commenced on April 1, 2022 and ended on June 30, 2022. New six-month offering periods will commence each January 1 and July 1 thereafter during the term of the plan, with the administrator having the right to establish different offering periods.

Participation in the ESPP is voluntary. Eligible employees become participants in the ESPP by enrolling in the plan and authorizing payroll deductions. At the end of each offering period, accumulated payroll deductions are used to purchase the Company’s shares at the discounted price. The Company makes no contributions to the ESPP. A participant may withdraw from the ESPP or suspend contributions to the ESPP. If the participant elects to withdraw during an offering, all contributions are refunded as soon as administratively practicable. If a participant elects to withdraw or suspend contributions, they will not be able to re-enroll in the current offering but may elect to participate in future offerings. The ESPP purchases only whole shares of the Company’s shares.

The Company issued 73,357 common shares under the ESPP during the three and six months ended June 30, 2022 at an average price per share of $3.32. Cash received from purchases under the ESPP for the three and six months ended June 30, 2022 was $0.2 million. The Company recognized $0.1 million of compensation expense for the ESPP during the three and six months ended June 30, 2022.

9. Income Taxes

The Company’s income tax provision is computed based on the federal statutory rate, the average state statutory rates, net of the related federal benefit, and foreign statutory rates. For the three and six months ended June 30, 2022 and 2021, the Company recorded a current and deferred income tax expense of $0.2 million and $0, respectively.

The Company’s estimate of the realizability of the deferred tax asset is dependent on estimates of projected future levels of taxable income. In consideration of historical losses and in analyzing future taxable income levels, the Company considered all evidence currently available, both positive and negative, and has not recognized deferred tax assets.

10. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Numerator:
Net loss – basic and diluted	$(44,639)	$(37,588)	$(88,502)	$(68,511)
Denominator:
Weighted-average common shares outstanding – basic and diluted	64,467,483	62,344,718	64,231,579	62,399,034
Net loss per share – basic and diluted	$(0.69)	$(0.60)	$(1.38)	$(1.10)

Based on the amounts outstanding at June 30, 2022 and 2021, the Company excluded the following potential shares of common stock from the computation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2022 and 2021, because including them would have had an anti-dilutive effect. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

	June 30,
	2022	2021
Options to purchase common stock	7,933,192	6,097,072
Unvested restricted stock	2,494,263	3,502,002

11. Related Party Transactions

The Company entered into an agreement with ElevateBio that provides for ongoing services to the Company in areas such as information technology, human resources and administration management, and facilities (the “Shared Services Agreement”). The Company is billed monthly for such services at cost, with mark-up for profit on specific services, but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the associates providing the services. The Company also entered into the 2020 DMS Agreement (see "Note 5 - Leases"). The Company incurred $0.8 million and $1.4 million during the three months ended June 30, 2022 and 2021, respectively, and $2.0 million and $3.6 million during the six months ended June 30, 2022 and 2021, respectively, related to services provided to the Company by ElevateBio and affiliates. At June 30, 2022 and December 31, 2021, the Company owed ElevateBio $0.6 million and $1.7 million, respectively, and had prepaid expenses of $0.5 million and $0, respectively.

Members of the Company’s management and board of directors received consulting fees totaling $0.1 million and $0.1 million during the three months ended June 30, 2022 and 2021, respectively, and $0.3 million and $0.3 million during the six months ended June 30, 2022 and 2021, respectively.

12. Subsequent Events

On July 26, 2022, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with certain investors for aggregate net proceeds of $126.5 million after deducting offering costs of $0.1 million. Pursuant to the terms of the Securities Purchase Agreement, the Company agreed to issue and sell to the investors in a registered direct offering an aggregate of 27,458,095 shares of the Company's common stock, par value $0.0001 per share (the "Shares") at a purchase price of $4.61 per Share (the "Offering"). The Offering was made without an underwriter or a placement agent, and therefore, the Company is not paying underwriting discounts or commissions in connection with the offering.

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

Overview

We are a leading late clinical-stage cell therapy company developing highly innovative allogeneic T cell therapies to treat and prevent devastating viral diseases. Our innovative and proprietary virus-specific T cell, or VST, therapy platform allows us to generate off-the-shelf VSTs designed to restore immunity in patients with T cell deficiencies who are at risk from the life-threatening consequences of viral diseases. There is an urgent medical need for therapies to treat a large number of patients suffering from viral diseases who currently have limited or no treatment options. We are developing four innovative, allogeneic, off-the-shelf VST therapy candidates targeting 12 different devastating viruses. Our lead product, posoleucel (previously referred to as Viralym-M or ALVR105), is a multi-VST therapy that targets six viruses: adenovirus, or AdV, BK virus, or BKV, cytomegalovirus, or CMV, Epstein-Barr virus, or EBV, human herpesvirus 6, or HHV-6, and JC virus, or JCV. We believe posoleucel has the potential to fundamentally transform the treatment landscape for transplant patients by substantially reducing or preventing disease morbidity and mortality, thereby dramatically improving patient outcomes.

To fully explore the clinical benefit of posoleucel, we are conducting three Phase 3 pivotal and two Phase 2 proof-of-concept, or POC, trials in 2022 for the treatment and prevention of life-threatening viral diseases in pediatric and/or adult allogeneic hematopoietic cell transplant, or HCT, patients, each representing a potential meaningful commercial opportunity. The three ongoing pivotal trials evaluate the efficacy and safety of posoleucel for the treatment of virus-associated hemorrhagic cystitis, or HC, for the treatment of AdV infections and for the prevention of infections and disease caused by posoleucel’s six target viruses, respectively. A Phase 2 clinical trial for multi-virus prevention in HCT has completed enrollment and final data is expected by year-end. A second Phase 2 trial evaluating posoleucel for BKV treatment in kidney transplant patients has completed enrollment and final data is expected in the first quarter of 2023. The BKV trial is the first posoleucel study in solid organ transplant patients.

Our pipeline includes additional investigational VST therapies that may benefit high-risk individuals. ALVR106 is our second off-the-shelf, multi-VST product candidate targeting devastating respiratory diseases caused by human metapneumovirus, or hMPV, influenza, parainfluenza virus, or PIV and respiratory syncytial virus, or RSV. A Phase 1b/2 POC clinical study of ALVR106 initiated at the end of 2021. In the preclinical space, we are advancing ALVR107 designed to target hepatitis B, or HBV, infected cells and with the aim of curing chronic HBV infection. Preclinical and IND-enabling studies of ALVR107 to treat and cure HBV are expected to be completed in 2022 to support advancement into a POC study. ALVR109 is an allogeneic, off-the-shelf, single virus-targeted cell therapy designed to target SARS-CoV-2, the virus that causes the severe and life-threatening viral disease, COVID-19. Data from the POC clinical trial of ALVR109 were reported in 2021, and we continue to make ALVR109 available to physicians in response to appropriate compassionate use requests.

Since inception, we have devoted substantially all of our resources on raising capital, organizing and staffing our company, business planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing posoleucel, ALVR106, ALVR107, ALVR109 and other product candidates and preparing for clinical trials and establishing arrangements with third parties for the manufacture of our product candidates and component materials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. On August 3, 2020, we completed an initial public offering, or IPO, of our common stock and issued and sold 18,687,500 shares of our common stock at a public offering price of $17.00 per share, resulting in net proceeds of $292.0 million after deducting underwriting discounts and commissions and offering costs. Prior to our IPO, we have funded our operations to date primarily through equity financings and have received proceeds of $156.3 million, net of issuance costs of $0.6 million, from the sale of our preferred stock.

On August 6, 2021, we filed an automatically effective registration statement on Form S-3, or Registration Statement, with the SEC which registered the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with SVB Leerink LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the ATM Program.

On February 10, 2022 we filed a Post-Effective Amendment No. 2 to the Registration Statement and on February 18, 2022 we filed Post-Effective Amendment 3 to the Registration Statement. As of June 30, 2022, no sales had been made pursuant to the ATM Program.

On July 26, 2022, we entered into a Securities Purchase Agreement, or the Securities Purchase Agreement, with certain investors for the issuance and sale of 27,458,095 shares of our common stock for aggregate net proceeds of $126.5 million.

We have incurred significant operating losses since inception, including net losses of $44.6 million and $88.5 for the three and six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $385.6 million.

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

At June 30, 2022, we had cash, cash equivalents and short-term investments of $172.7 million. On July 26, 2022, we entered into the Securities Purchase Agreement for aggregate net proceeds of $126.5 million. We believe that our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses and capital expenditure requirements through at least twelve months following the issuance of these financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

Any changes in the outcome of any of these variables with respect to the development of our product candidates in clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. For example, if the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or the EMA, or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

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

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$31,379	$25,677	$5,702
General and administrative	13,245	11,978	1,267
Total operating expenses	44,624	37,655	6,969
Loss from operations	(44,624)	(37,655)	(6,969)
Total other income (loss), net:
Interest income	162	475	(313)
Other (loss) income, net	(27)	(408)	381
Loss before income taxes	(44,489)	(37,588)	(6,901)
Income tax expense	150	—	150
Net loss	$(44,639)	$(37,588)	$(7,051)

Research and Development Expenses

The following table summarizes our research and development costs for each of the periods presented (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Direct research and development expenses by program:
posoleucel	$16,233	$9,189	$7,044
ALVR106	1,181	2,067	(886)
Unallocated research and development expenses:
Personnel expenses (including stock-based compensation)	12,495	11,778	717
Other expenses	1,470	2,643	(1,173)
Total research and development expenses	$31,379	$25,677	$5,702

Research and development expenses were $31.4 million for the three months ended June 30, 2022, compared to $25.7 million for the three months ended June 30, 2021. The increase of $5.7 million was primarily due to:

•
a $7.0 million increase in costs related to the development of posoleucel, our most advanced product candidate, primarily due to an increase in costs related to the development of clinical trials of $6.2 million and the outsourcing of manufacturing of $0.8 million;
•
a $0.9 million decrease in costs related to the development of ALVR106, primarily due to a reduction in costs related to the outsourcing of manufacturing of $1.2 million, offset by an increase in costs related to the development of clinical trials of $0.3 million;
•
a $0.7 million increase in personnel-related costs; and
•
a $1.2 million decrease in other research and development expenses, primarily due to a $1.5 million decrease in costs related to the development of clinical trials and outsourcing of manufacturing for discovery drug programs.

General and Administrative Expenses

General and administrative expenses were $13.2 million for the three months ended June 30, 2022, compared to $12.0 million for the three months ended June 30, 2021. The increase of $1.3 million primarily consisted of an increase of $1.2 million in personnel related costs, including stock-based compensation expense.

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$60,446	$46,070	$14,376
General and administrative	27,371	22,448	4,923
Total operating expenses	87,817	68,518	19,299
Loss from operations	(87,817)	(68,518)	(19,299)
Total other income, net:
Interest income	310	980	(670)
Other income, net	(845)	(973)	128
Loss before income taxes	(88,352)	(68,511)	(19,841)
Income tax expense	150	—	150
Net loss	$(88,502)	$(68,511)	$(19,991)

Research and Development Expenses

The following table summarizes our research and development costs for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Direct research and development expenses by program:
posoleucel	$29,733	$15,623	$14,110
ALVR106	2,408	4,411	(2,003)
Unallocated research and development expenses:
Personnel expenses (including stock-based compensation)	24,509	21,181	3,328
Other expenses	3,796	4,855	(1,059)
Total research and development expenses	$60,446	$46,070	$14,376

Research and development expenses were $60.4 million for the six months ended June 30, 2022, compared to $46.1 million for the six months ended June 30, 2021. The increase of $14.4 million was primarily due to:

•
a $14.1 million increase in costs related to the development of posoleucel, our most advanced product candidate, primarily due to an increase in costs related the development of clinical trials of $10.3 million and the outsourcing of manufacturing of $3.8 million;
•
a $2.0 million decrease in costs related to the development of ALVR106, primarily due to a reduction in costs related to the outsourcing of manufacturing of $2.9 million, offset by an increase in costs related to the development of clinical trials of $0.9 million;
•
a $3.3 million increase in personnel-related costs; and
•
a $1.1 million decrease in other research and development expenses, primarily due to a $2.7 million decrease in costs related to the development of clinical trials and outsourcing of manufacturing for discovery drug programs, offset by an increase of $1.8 million in occupancy charges related to the new corporate office.

General and Administrative Expenses

General and administrative expenses were $27.4 million for the six months ended June 30, 2022, compared to $22.4 million for the six months ended June 30, 2021. The increase of $4.9 million primarily consisted of an increase of $4.1 million in personnel-related costs, including stock-based compensation expense and a $0.6 million increase in software and IT supplies to support operations.

Liquidity and Capital Resources

Sources of Liquidity

At June 30, 2022, we have funded our operations primarily through equity financings and have received net cash proceeds of approximately $156.3 million from the sale of our preferred stock and $292.0 million of net proceeds from the sale of common stock in our IPO.

On August 6, 2021, we filed the Registration Statement with the SEC and simultaneously entered into a sales agreement with SVB Leerink LLC, as sales agent, for the ATM Program. As of June 30, 2022, no sales had been made pursuant to the ATM Program.

On July 26, 2022, we entered into the Securities Purchase Agreement for aggregate net proceeds of $126.5 million.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our manufacturing, licensing and lease obligations described further below.

Funding Requirements

At June 30, 2022, our cash, cash equivalents and short-term investments were $172.7 million. On July 26, 2022, we entered into the Securities Purchase Agreement for aggregate net proceeds of $126.5 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least twelve months following the issuance of these financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(75,354)	$(41,814)
Net cash (used in) provided by investing activities	(55,458)	144,539
Net cash provided by financing activities	244	—
Effect of exchange rate changes on cash and cash equivalents	—	61
Net (decrease) increase in cash and cash equivalents	$(130,568)	$102,786

Operating Activities

Net cash used in operating activities was $75.4 million for the six months ended June 30, 2022, reflecting a net loss of $88.5 million, partially offset by non-cash charges of $22.7 million. Non-cash charges primarily consist of stock compensation expense of $21.4 million. The change in our net operating assets and liabilities of $(9.6) million was primarily due to a decrease of $10.4 million in accounts payable, accrued expenses and amount due to related party, offset by a decrease of $1.4 million in prepaid expenses and other current assets.

Net cash used in operating activities was $41.8 million for the six months ended June 30, 2021, reflecting a net loss of $68.5 million, partially offset by non-cash charges of $19.0 million. Non-cash charges primarily consist of stock compensation expense of $17.8 million. The change in our net operating assets and liabilities of $7.7 million was primarily due to a decrease of $1.6 million in prepaid expenses and other current assets and an increase of $6.7 million in accounts payable, accrued expenses and amount due to related party.

The $33.5 million increase in cash used in operating activities for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 is primarily due to an increase in research and development expenses as a result of advancing the development of posoleucel and general and administrative expenses due to personnel-related costs, including stock-based compensation expense.

Investing Activities

Net cash used in investing activities was $55.5 million for the six months ended June 30, 2022, which was primarily due to the purchase of investments of $92.8 million, partially offset by investment maturities of $37.3 million.

Net cash provided by investing activities was $144.5 million for the six months ended June 30, 2021, which was primarily due to investment maturities of $175.0 million, partially offset by the purchase of investments of $30.1 million.

Financing Activities

Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2022, which was primarily due to proceeds from the issuance of stock under our employee stock purchase plan.

We had no financing activities for the six months ended June 30, 2021.

Contractual Obligations

During the six months ended June 30, 2022, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, with the exception of modifications to our dedicated manufacturing suites with ElevateBio BaseCamp, Inc. and a third party supplier in February 2022 (see "Note 5 - Leases").

Critical Accounting Policies and Significant Judgments and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of our unaudited interim condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our condensed financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. However, even though we believe we have used reasonable estimates and assumptions in preparing our interim condensed consolidated financial statements, the future effects of the COVID-19 pandemic on our results of operations, cash flows, and financial position are unclear. Our actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(e) and Rule 15d-(e) under the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business could be adversely affected by health epidemics in regions where third parties for which we rely, as in contract research organizations, or CROs, or contract manufacturing organizations, or CMOs, have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely. On January 30, 2020, the World Health Organization, or WHO, announced a global health emergency because of SARS-CoV-2, a new strain of novel coronavirus originating in Wuhan, China, and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO declared the COVID-19 outbreak a pandemic, which continues to spread throughout the world. The spread of this pandemic has caused significant volatility and uncertainty in U.S. and international markets. This could result in an economic downturn and may disrupt our business and delay our clinical programs and timelines.

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

Since the beginning of the COVID-19 pandemic, four vaccines for COVID-19 have received Emergency Use Authorization by the U.S. Food and Drug Administration, or the FDA, and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

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
•
attracting, hiring and retaining qualified personnel;
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
•
protecting our rights in our intellectual property portfolio;
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

In addition, the clinical trial requirements of the FDA, the European Medicines Agency, or the EMA, and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates, such as our novel multi-VST-cell therapy, can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. There are currently no FDA- or EMA-approved cell-based therapies for the treatment of viral diseases, including those that our product candidates are designed to target. Moreover, our product candidates may not perform successfully in clinical trials or may be associated with adverse events.

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

We may experience delays in our ongoing or future clinical trials and we do not know whether clinical trials will begin or enroll subjects on time, will need to be redesigned or will be completed on schedule, if at all, such as on account of the COVID-19 pandemic and its impact at clinical trials sites or on the third-party service providers on whom we rely. In July 2020, the IND that Baylor College of Medicine, or BCM, submitted for ALVR109 was placed on clinical hold for safety concerns related to the quality of ancillary reagents unique to ALVR109. The FDA subsequently lifted this clinical hold and cleared the IND for ALVR109 but there can be no assurance that the FDA or comparable foreign regulatory authorities will not put clinical trials of any of our product candidates on clinical hold in the future. Any inability to commence or complete our planned clinical trials of our product candidates as a result of a clinical hold or otherwise, will delay or terminate our clinical development plans for our product candidates, may require us to incur additional clinical development costs and could impair our ability to ultimately obtain FDA approval for our product candidates. Clinical trials may be delayed, suspended or prematurely terminated for a variety of other reasons, such as:

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
•
delay or failure in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
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

In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, and subsequent legislation, suspended these reductions from May 1, 2020 through March 31, 2022. A 1% payment reduction began on April 1, 2022 was in effect through June 30, 2022, and the 2% payment reduction resumed on July 1, 2022. In addition, in January 2013, the American Taxpayer Relief Act of 2012, or the ATRA, was enacted which, among other things, further reduced Medicare payments to several providers, including hospitals and outpatient clinics, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In December 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of the federal district court litigation regarding the method CMS uses to determine this risk adjustment. Since then, the ACA risk adjustment program payment parameters have been updated annually. In addition, CMS published a final rule that would give states greater flexibility, as of 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

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

As of June 30, 2022, we had 107 employees. As our development and commercialization plans and strategies develop, and as we begin operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. In particular, we may need to add substantial additional personnel and other resources to support our development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

In addition, the computer systems of various third parties on which we rely, including our CROs and other contractors, consultants and law and accounting firms, may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. We rely on our third-party providers to implement effective security measures and identify and correct any such failures, deficiencies or breaches. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business.

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

Our operations, and those of our CROs, CMOs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions, the severity and frequency of which may be amplified by global climate change, could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

Global credit and financial markets have experienced and are likely to continue to experience extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Further, geopolitical instability outside the U.S. may also impact our operations or affect global markets, such as the recent invasion of Ukraine by Russia. While we do not currently conduct clinical trials in the Ukraine or Russia, we cannot be certain what the overall impact of these events will be on our business or on the business of any of our third party partners, including our CROs, contract manufacturers or other partners or on the health care systems in the European Union and in other impacted countries. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses were $172.0 million and $69.8 million for the years ended December 31, 2021 and 2020, respectively. As of June 30, 2022, we had an accumulated deficit of $385.6 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

We had cash, cash equivalents and short-term investments of $172.7 million as of June 30, 2022. On July 26, 2022, we entered into a Securities Purchase Agreement with certain investors for the issuance and sale of 27,458,095 shares of our common stock for aggregate net proceeds of $126.5 million. We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Any of our current or future license agreements may also be terminated if we are unable to meet the payment or other obligations under the agreements.

We believe that our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses and capital expenditure requirements through at least twelve months following the issuance of these financial statements. This estimate may prove to be wrong, and we could use our available capital resources earlier than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds earlier than planned.

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

A number of our product candidates, if approved by applicable regulatory authorities, may require significant commercial supply to meet market demand. To meet such demand, we may need to increase, or “scale up,” the production process by a significant factor over the initial level of production. If we are unable to do so, are delayed in doing so, or if the cost of this scale up is not economically feasible for us or we cannot find a third-party supplier, we may not be able to produce our product candidates in a sufficient quantity to meet future demand or at commercially feasible costs.

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

To meet our projected supply needs for clinical and commercial materials to support our activities through regulatory approval and commercial manufacturing of posoleucel, ALVR106, ALVR109 or any future product candidates resulting from our allogeneic T cell immunotherapy platform, we will need to transition the manufacturing of these materials to a CMO or our own facility. Regardless of where production occurs, we will need to develop relationships with suppliers of critical starting materials or reagents, increase the scale of production and demonstrate comparability of the material produced at these facilities to the material that was previously produced. Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time.

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 57% of our common stock as of June 30, 2022. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

AlloVir, Inc.

Date: August 4, 2022	By:	/s/ Diana Brainard
Diana Brainard
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Vikas Sinha
Vikas Sinha
President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)