Form 10-Q
period 2022-09-30
Allovir, Inc.
filed 2022-11-03
CIK 1754068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 28, 2022, the registrant had 93,162,961 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ALLOVIR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share amounts)	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$123,834	$201,661
Short-term investments	140,273	46,459
Interest receivable	261	50
Prepaid expenses and other current assets	5,568	5,178
Prepaid expenses to related party	2,106	—
Total current assets	272,042	253,348
Restricted cash	852	852
Other assets	734	1,102
Property and equipment, net	943	1,549
Operating lease right-of-use assets	19,127	29,743
Total assets	$293,698	$286,594
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,889	$8,361
Accrued expenses	13,677	20,152
Income tax payable	154	1,007
Operating lease liability, current	1,918	6,591
Amount due to related party	81	1,742
Total current liabilities	20,719	37,853
Operating lease liability, long-term	19,753	23,475
Total liabilities	$40,472	$61,328
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively; 0 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value: 150,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively; 93,119,302 and 65,170,332 shares issued at September 30, 2022 and December 31, 2021, respectively; and 92,640,109 and 63,565,886 shares outstanding at September 30, 2022 and December 31, 2021, respectively	9	7
Additional paid-in capital	681,419	522,479
Accumulated other comprehensive loss	(563)	(155)
Accumulated deficit	(427,639)	(297,065)
Total stockholders’ equity	253,226	225,266
Total liabilities and stockholders’ equity	$293,698	$286,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Operating expenses:
Research and development	$30,004	$33,062	$90,450	$79,132
General and administrative	12,946	12,442	40,318	34,890
Total operating expenses	42,950	45,504	130,768	114,022
Loss from operations	(42,950)	(45,504)	(130,768)	(114,022)
Total other income (loss), net:
Interest income	668	253	978	1,233
Other income (loss), net	210	(259)	(634)	(1,232)
Loss before income taxes	(42,072)	(45,510)	(130,424)	(114,021)
Income tax expense	—	—	150	—
Net loss	$(42,072)	$(45,510)	$(130,574)	$(114,021)
Net loss per share — basic and diluted	$(0.50)	$(0.72)	$(1.83)	$(1.82)
Weighted-average common shares outstanding — basic and diluted	84,948,837	62,962,434	71,213,219	62,588,898
Comprehensive loss:
Net loss	$(42,072)	$(45,510)	$(130,574)	$(114,021)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on available-for-sale securities	(119)	(3)	(408)	23
Foreign currency translation adjustment	—	(105)	—	(44)
Total other comprehensive loss	(119)	(108)	(408)	(21)
Comprehensive loss	$(42,191)	$(45,618)	$(130,982)	$(114,042)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2020	61,931,255	$7	$478,272	$(112)	$(125,103)	$353,064
Stock-based compensation	—	—	8,103	—	—	8,103
Issuance of common stock, upon vesting of restricted stock	519,839	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	42	—	42
Foreign currency translation adjustment	—	—	—	83	—	83
Net loss	—	—	—	—	(30,923)	(30,923)
Balance at March 31, 2021	62,451,094	$7	$486,375	$13	$(156,026)	$330,369
Stock-based compensation	—	—	9,726	—	—	9,726
Issuance of common stock, upon vesting of restricted stock	340,949	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(16)	—	(16)
Foreign currency translation adjustment	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(37,588)	(37,588)
Balance at June 30, 2021	62,792,043	$7	$496,101	$(25)	$(193,614)	$302,469
Stock-based compensation	—	$—	$10,286	$—	$—	10,286
Issuance of common stock, upon vesting of restricted stock	376,460	—	—	—	—	—
Issuance of common stock, upon exercise of stock options	9,425	—	167	—	—	167
Unrealized loss on available-for-sale securities	—	—	—	(3)	—	(3)
Foreign currency translation adjustment	—	—	—	(105)	—	(105)
Net loss	—	—	—	—	(45,510)	(45,510)
Balance at September 30, 2021	63,177,928	$7	$506,554	$(133)	$(239,124)	$267,304

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	63,565,886	$7	$522,479	$(155)	$(297,065)	$225,266
Stock-based compensation	—	—	10,467	—	—	10,467
Issuance of common stock, upon vesting of restricted stock	698,241	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(195)	—	(195)
Net loss	—	—	—	—	(43,863)	(43,863)
Balance at March 31, 2022	64,264,127	$7	$532,946	$(350)	$(340,928)	$191,675
Stock-based compensation			10,951	—	—	10,951
Issuance of common stock, upon vesting of restricted stock	450,619	—	—	—	—	—
Purchase of common stock under the 2020 Employee Stock Purchase Plan	73,357	—	244			244
Unrealized loss on available-for-sale securities	—	—	—	(94)	—	(94)
Net loss	—	—	—	—	(44,639)	(44,639)
Balance at June 30, 2022	64,788,103	$7	$544,141	$(444)	$(385,567)	$158,137
Stock-based compensation			$10,855			10,855
Issuance of common stock, upon vesting of restricted stock	393,911					—
Issuance of common stock in registered direct offering, net of $0.2 million issuance costs	27,458,095	2	126,423			126,425
Unrealized loss on available-for-sale securities				(119)		(119)
Net loss					(42,072)	(42,072)
Balance at September 30, 2022	92,640,109	$9	$681,419	$(563)	$(427,639)	$253,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(130,574)	$(114,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	637	95
Non-cash lease expense	834	468
Accretion (amortization) of short-term investment premiums (discounts)	(206)	1,130
Stock compensation expense	32,273	28,115
Changes in operating assets and liabilities:
Interest receivable	(211)	299
Prepaid expenses and other current assets and prepaid expenses to related party	(1,862)	(1,943)
Other assets	367	(1,206)
Income tax payable	(853)	—
Accounts payable, accrued expenses and amount due to related party	(10,886)	8,812
Net cash used in operating activities	(110,481)	(78,251)
Cash flows from investing activities
Purchase of property and equipment	—	(396)
Purchase of short-term investments	(191,340)	(30,098)
Maturities of short-term investments	97,325	230,000
Net cash (used in) provided by investing activities	(94,015)	199,506
Cash flows from financing activities
Proceeds from issuance of common stock in registered direct offering, net of issuance costs	126,425	—
Proceeds from issuance of stock under the 2020 Employee Stock Purchase Plan	244	—
Proceeds from exercise of stock options	—	167
Net cash provided by financing activities	126,669	167
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	(44)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(77,827)	121,378
Cash, cash equivalents, and restricted cash at beginning of period	202,513	122,661
Cash, cash equivalents, and restricted cash at end of period	$124,686	$244,039
Non-cash investing and financing activities
Unrealized (loss) gain on available-for-sale securities	$(408)	$23
Right-of-use assets obtained in exchange for operating lease liability	$—	$26,386
Reduction of right-of-use asset due to modification	$(5,506)	$—
Purchase of property and equipment included in accounts payable and accrued expenses	$32	$—
Supplemental disclosure of cash flows
Cash paid for income taxes	$1,003	$—

	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents	$123,834	$243,187
Restricted cash	852	852
Total cash, cash equivalents, and restricted cash	$124,686	$244,039

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

On October 9, 2019, AlloVir Securities Corporation was incorporated as a Massachusetts Security Corporation, a wholly-owned subsidiary of AlloVir.

On November 10, 2019, AlloVir International formed AlloVir Italia S.R.L., a wholly-owned subsidiary in Italy.

On July 20, 2021, AlloVir Inc. formed AlloVir U.S., Inc., a wholly-owned subsidiary of AlloVir.

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

On July 26, 2022, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with certain investors for the issuance and sale of 27,458,095 shares of its common stock for aggregate net proceeds of $126.4 million.

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Through September 30, 2022, the Company has funded its operations primarily with proceeds received from the sale of common stock, research grants, and from the sale of preferred stock. The Company has incurred recurring losses since its inception, including net losses attributable to common stockholders of $42.1 million and $45.5 million for the three months ended September 30, 2022 and 2021, respectively, and $130.6 million and $114.0 million for the nine months ended September 30, 2022 and 2021, respectively. In addition, at September 30, 2022, the Company had an accumulated deficit of $427.6 million. The Company expects to continue to generate operating losses for the foreseeable future.

The Company believes that its $264.1 million of cash, cash equivalents and short-term investments held at September 30, 2022 is sufficient to fund planned operations for at least twelve months from the date that these condensed consolidated financial statements are available to be issued.

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

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying condensed consolidated balance sheet at September 30, 2022, and the condensed consolidated statements of operations and comprehensive loss, statements of changes in stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 and condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position at September 30, 2022 and the results of its operations for the three and nine months ended September 30, 2022 and 2021 and its cash flows for the nine months ended September 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2022 and 2021 are also unaudited. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022 or for any other subsequent interim period.

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

3. Short-Term Investments

The following tables summarize the amortized cost and estimated fair value of the Company’s U.S. government treasury securities and marketable securities, which are considered to be available-for-sale investments and were included in short-term investments on the condensed consolidated balance sheets:

	September 30, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government treasury securities	$120,738	$2	$(366)	$120,374
Marketable securities:
Corporate and agency bonds	19,963	3	(67)	19,899
Totals	$140,701	$5	$(433)	$140,273

	December 31, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government treasury securities	$25,092	$—	$(20)	$25,072
Marketable securities:
Commercial paper	11,568	1	—	11,569
Corporate and agency bonds	9,821	—	(3)	9,818
Totals	$46,481	$1	$(23)	$46,459

Certain short-term debt securities with original maturities of less than three months are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the tables above. At September 30, 2022 and December 31, 2021, all investments had contractual maturities within one year.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$78,255			$78,255
Totals	$78,255	$—	$—	$78,255
Short-term investments:
U.S. government treasury securities	$120,374	$—	$—	$120,374
Marketable securities:
Corporate and agency bonds	—	19,899	—	19,899
Totals	$120,374	$19,899	$—	$140,273

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$141,378	$—	$—	$141,378
Marketable securities:
Commercial paper	—	7,998	—	7,998
Corporate and agency bonds	—	753	—	753
Totals	$141,378	$8,751	$—	$150,129
Short-term investments:
U.S. government treasury securities	$25,072	$—	$—	$25,072
Marketable securities:
Commercial paper	—	11,569	$—	11,569
Corporate and agency bonds	—	9,818	—	9,818
Totals	$25,072	$21,387	$—	$46,459

During the nine months ended September 30, 2022 and the year ended December 31, 2021, there were no transfers between levels. The Company classifies its money market fund and U.S. government treasury securities as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices in active markets without any valuation adjustment. The Company classifies its marketable securities (corporate and agency bonds and commercial paper) as Level 2 assets under the fair value hierarchy, as these assets have pricing inputs that are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined using models or other valuation methodologies.

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

In February 2022, the Company entered into amendments to both SOWs under the DMS Agreement. The original SOW (beginning March 2019) was modified to add a new termination clause whereby the Company can terminate the lease upon entering into a contract for another suite at the facility. Management concluded that the SOW amendment constituted a lease modification under ASC 842 and recorded a $1.4 million reduction to the related ROU asset and lease liability in February 2022. On September 30, 2022, the lease ended for accounting purposes and the ROU asset and lease liability was fully amortized. The existing lease will be amortized on a monthly basis until the new lease is executed. The second SOW under the DMS agreement (beginning September 2019) was terminated as of the effective date in February 2022. As a result of the amendment, which also represented a lease modification under ASC 842, the Company recorded a $2.6 million reduction to the related ROU asset and lease liability.

In May 2020, the Company entered into a new Development and Manufacturing Services Agreement (“2020 DMS Agreement”) with ElevateBio BaseCamp, Inc. ("BaseCamp") and signed a SOW in November 2020. The 2020 DMS Agreement and related SOW contained an embedded lease for a dedicated manufacturing suite for the manufacture of AlloVir’s products at the facility because the Company directs how and for what purpose the suite is used and obtains substantially all of the economic benefit of the suite. At inception of the lease, it was determined that, in exchange for this dedicated manufacturing suite, AlloVir will pay the supplier a monthly fixed suite utilization fee, and other related fixed costs, totaling $3.2 million over the two-year lease term (one year lease with a one-year renewal option), that covers costs associated with reserving capacity for AlloVir, as well as cleaning services, utilities, handling and maintenance of the manufacturing suite. At inception of the lease, the Company estimated that the exercise of the one-year renewal option was reasonably certain to occur, and the Company was reasonably certain that it would not exercise its early termination right, providing for a total estimated lease term of two years expiring in January 2023. As part of the arrangement, there were also variable costs for materials, non-fixed batch payments, storage, knowledge and tech transfer and other common area maintenance fees that were not included in the measurement of the lease. The lease of the facility was determined to be classified as an operating lease and commenced in February 2021, the point at which the new facility area was substantially complete and available for use by the Company. Accordingly, at inception, the Company recorded a ROU asset of $3.1 million and a lease liability of $2.5 million. The Company prepaid $0.6 million of the suite utilization fee, which was reclassified from prepaid expense to the ROU asset upon lease commencement.

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

In September 2021, the Company entered into a new lease agreement with BP Bay Colony LLC and a sublease with AMAG Pharmaceuticals Inc. for the lease of property in Waltham, Massachusetts (collectively, the "Waltham leases"). The space identified under the Waltham leases is intended for general office space, research and development, laboratory use, and light manufacturing. The Waltham leases have been classified as operating leases and commenced in September 2021. At the inception date, the Company has recorded an ROU asset and lease liability of $6.0 million for the lease and a ROU asset and lease liability of $17.3 million for the sublease based on a July 30, 2030 end date for the Waltham leases. As part of the arrangement, there were also variable costs for common area maintenance fees that were not included in the measurement of the lease. The agreement also provides a $3.1 million tenant improvement allowance which is to be reimbursed by the landlord over the duration of the first two years of the Waltham leases. At September 30, 2022, $0.7 million of the tenant improvement allowance has been used. The Company has the option to renew the leased space for an additional one time period of five years with written notice from the Company. At September 30, 2022, the Company has no reasonable certainty that this option to extend will be exercised.

Maturities of operating lease liabilities at September 30, 2022 are as follows (in thousands):

2022 (remaining 3 months)	$689
2023	3,049
2024	3,151
2025	3,229
2026	3,308
Thereafter	13,068
Total lease payments	26,494
Less: interest	4,823
Total lease liability	$21,671
Lease liability – current	$1,918
Lease liability – long-term	$19,753

Total lease costs were $1.2 million and $2.0 million for the three months ended September 30, 2022 and 2021, respectively, and $4.1 million and $4.4 million for the nine months ended September 30, 2022 and 2021, respectively. Cash paid for operating leases was $1.1 million and $1.3 million for the three months ended September 30, 2022 and 2021, respectively, and $3.2 million and $3.6 million for the nine months ended September 30, 2022 and 2021, respectively. The Company’s total variable lease costs, such as materials, batch payments, storage, knowledge and tech transfer, and other common area maintenance fees, related to the operating leases was $1.5 million and $5.3 million for the three months ended September 30, 2022 and 2021, respectively, and $3.6 million and $9.1 million for the nine months ended September 30, 2022 and 2021, respectively. The weighted average remaining lease term is 7.83 years at September 30, 2022. The weighted average discount rate is 5.00% at September 30, 2022.

6. Accrued Expenses

Accrued expenses consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Employee compensation and benefits	$5,652	$6,867
Professional fees	746	738
Research and development	5,270	3,573
Process development and manufacturing costs	1,282	7,685
Other	727	1,289
Total accrued expenses	$13,677	$20,152

7. Stockholder’s Equity

On August 3, 2020, in connection with the closing of the Company’s IPO, the Company filed its amended and restated certificate of incorporation, which authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.0001 par value per share. There were no shares of preferred stock issued or outstanding at September 30, 2022 and December 31, 2021.

At September 30, 2022 and December 31, 2021, the Company’s amended and restated certificate of incorporation authorized the Company to issue 150,000,000 shares of common stock at a par value of $0.0001 per share.

On July 26, 2022, the Company entered into the Securities Purchase Agreement with certain investors for aggregate net proceeds of $126.4 million after deducting issuance costs of $0.2 million. Pursuant to the terms of the Securities Purchase Agreement, the Company agreed to issue and sell to the investors in a registered direct offering an aggregate of 27,458,095 shares of the Company's common stock, par value $0.0001 per share (the "Shares") at a purchase price of $4.61 per Share (the "Offering"). The Offering was made without an underwriter or a placement agent, and therefore, there were no underwriting discounts or commissions in connection with the offering.

The Company has reserved shares of common stock for issuance as follows:

	September 30, 2022	December 31, 2021
Options to purchase common stock	8,499,509	6,155,055
Unvested restricted stock	2,746,971	2,866,909
Stock available for grant under the 2020 Stock Option and Grant Plan	3,550,703	3,812,396
Stock available for issuance under the 2020 Employee Stock Purchase Plan	537,997	611,354
Total	15,335,180	13,445,714

8. Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Research and development	$3,890	$4,010	$11,122	$11,274
General and administrative	6,965	6,276	21,151	16,841
Total stock-based compensation expense	$10,855	$10,286	$32,273	$28,115

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

At September 30, 2022, the Company had granted 6,715,415 shares of common stock under the 2018 Plan. At September 30, 2022, there was an aggregate of 64,042 shares of common stock issuable upon the exercise of outstanding options under the 2018 Plan and 6,616,772 shares of restricted common stock granted under the 2018 plan. No shares remain available for future issuance under the 2018 Plan. Any options or awards outstanding under the 2018 Plan remain outstanding and effective.

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

At September 30, 2022, there was an aggregate of 8,435,467 shares of common stock issuable upon the exercise of outstanding options under the 2020 Plan and 3,003,241 shares of restricted common stock granted under the 2020 Plan. There is an aggregate of 3,550,703 shares reserved for future issuance under the 2020 Plan.

Restricted Common Stock

The following table summarizes restricted common stock activity for the nine months ended September 30, 2022:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2022	2,866,909	$15.45
Granted	1,559,721	7.70
Forfeited	(136,888)	20.67
Vested	(1,542,771)	11.03
Unvested at September 30, 2022	2,746,971	$13.27

At September 30, 2022, there was $33.2 million of unrecognized stock-based compensation cost related to the restricted stock, which is expected to be recognized over a weighted average period of 2.71 years.

Stock Options

The following table summarizes stock option activity (in thousands, except share and per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2022	6,155,055	$23.42	8.80	$480
Granted	2,974,481	7.49	—	—
Exercised	—	—	—	—
Forfeited	(630,027)	23.34	—	—
Options outstanding at September 30, 2022	8,499,509	$17.85	8.56	$3,677
Options vested and exercisable at September 30, 2022	2,636,881	$21.99	8.05	$189

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period.

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2022 was $5.62. At September 30, 2022, there was $63.9 million of unrecognized stock-based compensation expense related to unvested stock options, which is being recognized over a period of 2.38 years.

The fair value was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Expected term (in years)	6.11	6.07
Expected volatility	90.78%	90.35%
Risk-free interest rate	2.89%	2.16%
Expected dividend yield	—	—
Fair value of common stock	$4.19	$7.49

2020 Employee Stock Purchase Plan

In July 2020, the 2020 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board of Directors and approved by the stockholders. The purpose of the ESPP is to provide eligible employees of the Company and other designated companies, with opportunities to purchase shares of the Company’s common stock, par value $0.0001 per share.

Initially, 611,354 shares of common stock in the aggregate were approved and reserved for this purpose. The number of shares of common stock reserved and available for issuance under the 2020 ESPP shall be cumulatively increased on January 1, 2021 and each

January 1 thereafter by the least of (i) 1,222,707 shares of common stock, (ii) 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, and (iii) such number of shares of common stock as determined by the Administrator. The Board of Directors elected not to increase the number of available shares as of January 1, 2021 and 2022. At September 30, 2022, there was an aggregate of 537,997 shares reserved for future issuance under the ESPP.

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

Participation in the ESPP is voluntary. Eligible employees become participants in the ESPP by enrolling in the plan and authorizing payroll deductions. At the end of each offering period, accumulated payroll deductions are used to purchase the Company’s shares at the discounted price. The Company makes no contributions to the ESPP. A participant may withdraw from the ESPP or suspend contributions to the ESPP. If the participant elects to withdraw during an offering period, all contributions are refunded as soon as administratively practicable. If a participant elects to withdraw or suspend contributions, they will not be able to re-enroll in the current offering but may elect to participate in future offerings. The ESPP purchases only whole shares of the Company’s common stock.

The Company did not issue common shares under the ESPP during the three months ended September 30, 2022. The Company recognized $0.1 million of compensation expense for the ESPP during the three months ended September 30, 2022.

The Company issued 73,357 common shares under the ESPP during the nine months ended September 30, 2022, at an average price per share of $3.32. Cash received from purchases under the ESPP for the nine months ended September 30, 2022 was $0.2 million. The Company recognized $0.2 million of compensation expense for the ESPP during the nine months ended September 30, 2022.

9. Income Taxes

The Company’s income tax provision is computed based on the federal statutory rate, the average state statutory rates, net of the related federal benefit, and foreign statutory rates. For the three months ended September 30, 2022 and 2021, the Company did not record a current and deferred income tax expense. For the nine months ended September 30, 2022 and 2021, the Company recorded a current and deferred income tax expense of $0.2 million and $0, respectively.

The Company’s estimate of the realizability of the deferred tax asset is dependent on estimates of projected future levels of taxable income. In consideration of historical losses and in analyzing future taxable income levels, the Company considered all evidence currently available, both positive and negative, and has not recognized deferred tax assets.

10. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Numerator:
Net loss – basic and diluted	$(42,072)	$(45,510)	$(130,574)	$(114,021)
Denominator:
Weighted-average common shares outstanding – basic and diluted	84,948,837	62,962,434	71,213,219	62,588,898
Net loss per share – basic and diluted	$(0.50)	$(0.72)	$(1.83)	$(1.82)

Based on the amounts outstanding at September 30, 2022 and 2021, the Company excluded the following potential shares of common stock from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2022 and 2021, because including them would have had an anti-dilutive effect. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

	September 30,
	2022	2021
Options to purchase common stock	8,499,509	6,028,476
Unvested restricted stock	2,746,971	3,126,635

11. Related Party Transactions

In March 2020, the Company entered into a Management and Administrative Services Agreement with ElevateBio Technologies, Inc. that provides for ongoing services to the Company in areas such as information technology, human resources and administration management, and facilities. The Company is billed monthly for such services at cost, with mark-up for profit on specific services, but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the associates providing the services.

In May 2020, the Company entered into the 2020 DMS Agreement with BaseCamp pursuant to which BaseCamp provides products and services that are used in the Company's laboratory operations, including consulting services, project management services, quality control services and cGMP drug product manufacturing (see "Note 5 - Leases").

In August 2022, the Company made a $2 million prepayment to BaseCamp for future services.

The Company incurred $0.6 million and $0.6 million during the three months ended September 30, 2022 and 2021, respectively, and $2.7 million and $4.1 million during the nine months ended September 30, 2022 and 2021, respectively, related to services provided to the Company by ElevateBio and affiliates. At September 30, 2022 and December 31, 2021, the Company owed ElevateBio and affiliates $0.1 million and $1.7 million, respectively and had prepaid expenses with ElevateBio and affiliates of $2.1 million and $0, respectively.

Members of the Company’s management and board of directors received consulting fees totaling $0.1 million and $0.1 million during the three months ended September 30, 2022 and 2021, respectively, and $0.4 million and $0.3 million during the nine months ended September 30, 2022 and 2021, respectively.

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

On August 3, 2020, we completed an initial public offering, or IPO, of our common stock and issued and sold 18,687,500 shares of our common stock at a public offering price of $17.00 per share, resulting in net proceeds of $292.0 million after deducting underwriting discounts and commissions and offering costs. Prior to our IPO, we funded our operations through equity financings and received proceeds of $156.3 million, net of issuance costs of $0.6 million, from the sale of our preferred stock.

On July 26, 2022, we entered into a Securities Purchase Agreement, or the Securities Purchase Agreement, with certain investors for the issuance and sale of 27,458,095 shares of our common stock for aggregate net proceeds of $126.4 million.

On August 6, 2021, we filed an automatically effective registration statement on Form S-3, or Registration Statement, with the SEC which registered the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with SVB Leerink LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the ATM Program. On February 10, 2022 we filed a Post-Effective Amendment No. 2 to the Registration Statement and on February 18, 2022 we filed Post-Effective Amendment 3 to the Registration Statement. As of September 30, 2022, no sales had been made pursuant to the ATM Program.

We have incurred significant operating losses since inception, including net losses of $42.1 million and $130.6 for the three and nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $427.6 million.

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

At September 30, 2022, we had cash, cash equivalents and short-term investments of $264.1 million. We believe that our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses and capital expenditure requirements through at least twelve months following the issuance of these financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

Relationship with ElevateBio

On September 17, 2018, we entered into a Series A2 Preferred Stock Purchase Agreement, or the Series A2 Agreement, with ElevateBio and ElevateBio was a purchaser in our registered direct offering in July 2022. ElevateBio was formed in November 2017 and is headquartered in Waltham, Massachusetts, with a focus on the development of a portfolio of novel cell therapy programs acquired through business development activities with biotechnology companies. ElevateBio is structured as a holding company, comprised of asset-specific subsidiaries focused on the development of the pipeline assets, as well as a manufacturing subsidiary with the expertise to provide drug development and manufacturing services. As a result of ElevateBio’s purchase of our Series A2 Preferred Stock, which converted to common stock upon completion of our IPO, and as a result of ElevateBio’s participation in the July 2022 registered direct offering, ElevateBio acquired an ownership interest to our unaudited condensed consolidated financial statements appearing elsewhere in this Form 10-Q. The Chief Financial Officer of ElevateBio currently serves in a similar management role with us. In May 2021, Diana M. Brainard M.D., succeeded David Hallal, ElevateBio’s Chief Executive Officer, as the Company’s Chief Executive Officer. Mr. Hallal currently serves as Executive Chairman of the Company's board of directors. In addition to Mr. Hallal and Mr. Sinha, two other members of the Company's board of directors, Morana Jovan-Embiricos and Ansbert Gadicke, also serve as directors of the board of directors of ElevateBio.

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

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Operating expenses:
Research and development	$30,004	$33,062	$(3,058)
General and administrative	12,946	12,442	504
Total operating expenses	42,950	45,504	(2,554)
Loss from operations	(42,950)	(45,504)	2,554
Total other income (loss), net:
Interest income	668	253	415
Other (loss) income, net	210	(259)	469
Loss before income taxes	(42,072)	(45,510)	3,438
Income tax expense	—	—	—
Net loss	$(42,072)	$(45,510)	$3,438

Research and Development Expenses

The following table summarizes our research and development costs for each of the periods presented (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Direct research and development expenses by program:
posoleucel	$14,469	$15,384	$(915)
ALVR106	870	2,650	(1,780)
Unallocated research and development expenses:
Personnel expenses (including stock-based compensation)	12,237	12,530	(293)
Other expenses	2,428	2,498	(70)
Total research and development expenses	$30,004	$33,062	$(3,058)

Research and development expenses were $30.0 million for the three months ended September 30, 2022, compared to $33.1 million for the three months ended September 30, 2021. The decrease of $3.1 million was primarily due to:

•
a $0.9 million decrease in costs related to the development of posoleucel, our most advanced product candidate, primarily due to a reduction in costs related to the outsourcing of manufacturing of $3.3 million, offset by an increase in costs related to the development of clinical trials of $2.4 million;
•
a $1.8 million decrease in costs related to the development of ALVR106, primarily due to a reduction in costs related to the outsourcing of manufacturing of $2.0 million, offset by an increase in costs related to the development of clinical trials of $0.2 million; and
•
a $0.3 million decrease in personnel-related costs, including stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses were $12.9 million for the three months ended September 30, 2022, compared to $12.4 million for the three months ended September 30, 2021. The increase of $0.5 million primarily consisted of an increase of $1.0 million in personnel related costs, including stock-based compensation expense, offset by a decrease of $0.5 million in professional service fees and insurance related costs.

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Operating expenses:
Research and development	$90,450	$79,132	$11,318
General and administrative	40,318	34,890	5,428
Total operating expenses	130,768	114,022	16,746
Loss from operations	(130,768)	(114,022)	(16,746)
Total other income, net:
Interest income	978	1,233	(255)
Other income, net	(634)	(1,232)	598
Loss before income taxes	(130,424)	(114,021)	(16,403)
Income tax expense	150	—	150
Net loss	$(130,574)	$(114,021)	$(16,553)

Research and Development Expenses

The following table summarizes our research and development costs for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Direct research and development expenses by program:
posoleucel	$44,201	$31,006	$13,195
ALVR106	3,278	7,060	(3,782)
Unallocated research and development expenses:
Personnel expenses (including stock-based compensation)	36,746	33,719	3,027
Other expenses	6,225	7,347	(1,122)
Total research and development expenses	$90,450	$79,132	$11,318

Research and development expenses were $90.5 million for the nine months ended September 30, 2022, compared to $79.1 million for the nine months ended September 30, 2021. The increase of $11.3 million was primarily due to:

•
a $13.2 million increase in costs related to the development of posoleucel, our most advanced product candidate, primarily due to an increase in costs related the development of clinical trials of $12.7 million and the outsourcing of manufacturing of $0.5 million;
•
a $3.8 million decrease in costs related to the development of ALVR106, primarily due to a reduction in costs related to the outsourcing of manufacturing of $4.9 million, offset by an increase in costs related to the development of clinical trials of $1.1 million;
•
a $3.0 million increase in personnel-related costs, including stock-based compensation expense; and
•
a $1.1 million decrease in other research and development expenses, primarily due to a $3.6 million decrease in costs related to the development of clinical trials and outsourcing of manufacturing for discovery drug programs, offset by an increase of $2.0 million in occupancy charges related to the new corporate office and an increase of $0.4 million in travel related costs.

General and Administrative Expenses

General and administrative expenses were $40.3 million for the nine months ended September 30, 2022, compared to $34.9 million for the nine months ended September 30, 2021. The increase of $5.4 million primarily consisted of an increase of $5.3 million in personnel-related costs, including stock-based compensation expense.

Liquidity and Capital Resources

Sources of Liquidity

At September 30, 2022, we have funded our operations primarily through equity financings and have received net cash proceeds of approximately $156.3 million from the sale of our preferred stock, $292.0 million of net proceeds from the sale of common stock in our IPO and $126.4 million of net proceeds from the Securities Purchase Agreement entered into on July 26, 2022.

On August 6, 2021, we filed the Registration Statement with the SEC and simultaneously entered into a sales agreement with SVB Leerink LLC, as sales agent, for the ATM Program. As of September 30, 2022, no sales had been made pursuant to the ATM Program.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our manufacturing, licensing and lease obligations described further below.

Funding Requirements

At September 30, 2022, our cash, cash equivalents and short-term investments were $264.1 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least twelve months following the issuance of these financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(110,481)	$(78,251)
Net cash (used in) provided by investing activities	(94,015)	199,506
Net cash provided by financing activities	126,669	167
Effect of exchange rate changes on cash and cash equivalents	—	(44)
Net (decrease) increase in cash and cash equivalents	$(77,827)	$121,378

Operating Activities

Net cash used in operating activities was $110.5 million for the nine months ended September 30, 2022, reflecting a net loss of $130.6 million, partially offset by non-cash charges of $33.5 million. Non-cash charges primarily consist of stock compensation expense of $32.3 million. The change in our net operating assets and liabilities of $(13.4) million was primarily due to a decrease of $10.9 million in accounts payable, accrued expenses and amount due to related party, and an increase of $1.9 million in prepaid expenses and other current assets and prepaid expenses to related party.

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

The $32.2 million increase in cash used in operating activities for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to an increase in research and development expenses as a result of advancing the development of posoleucel and general and administrative expenses of due to personnel-related costs as well as the change in net operating assets and liabilities due to timing.

Investing Activities

Net cash used in investing activities was $94.0 million for the nine months ended September 30, 2022, which was primarily due to the purchase of investments of $191.3 million, partially offset by investment maturities of $97.3 million.

Net cash provided by investing activities was $199.5 million for the nine months ended September 30, 2021, which was primarily due to investment maturities of $230.0 million, partially offset by the purchase of investments of $30.1 million and the purchase of property and equipment of $0.4 million.

Financing Activities

Net cash provided by financing activities was $126.7 million for the nine months ended September 30, 2022, which was primarily due to net proceeds from the issuance of common stock in registered direct offering, net of issuance costs of $126.4 million.

Net cash provided by financing activities was $0.2 million for the nine months ended September 30, 2021, due to proceeds from the exercise of stock options.

Contractual Obligations

During the nine months ended September 30, 2022, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, with the exception of modifications to our dedicated manufacturing suites with ElevateBio BaseCamp, Inc. and a third party supplier in February 2022 (see "Note 5 - Leases").

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals. However, FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

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

Regulatory requirements governing the development of gene therapy products have changed frequently and may continue to change in the future. In 2016, the FDA has established the Office of Tissues and Advanced Therapies ("OTAT") within the CBER, to consolidate the review of gene therapy and related products, and to advise the CBER on its review. In September 2022, the FDA announced retitling of OTAT to the Office of Therapeutic Products (“OTP”) and evaluation of OTP to a “Super Office” to meet its growing cell and gene therapy workload. In addition, under guidelines issued by the National Institutes of Health, or NIH, gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. Before a clinical trial can begin at any institution, that institution’s institutional review board, or IRB, and its IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Moreover, serious adverse events or developments in clinical trials of gene therapy product candidates conducted by others may cause the FDA or other regulatory bodies to initiate a clinical hold on our clinical trials or otherwise change the requirements for approval of any of our product candidates. Although the FDA decides whether individual cell and gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.

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

Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or the Inflation Act, was signed into law. The Inflation Act, among other provisions, includes several measures intended to lower the cost of prescription drugs and related healthcare reforms. These proposals, recommendations and enactments include changes to the existing framework in respect of income taxes, as well as new types of non-income taxes (such as taxes based on a percentage of revenue or taxes applicable to digital services), which could apply to our business in the future. We cannot be sure whether additional legislation or rulemaking related to the Inflation Act will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.

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

As of September 30, 2022, we had 107 employees. As our development and commercialization plans and strategies develop, and as we begin operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. In particular, we may need to add substantial additional personnel and other resources to support our development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses were $172.0 million and $69.8 million for the years ended December 31, 2021 and 2020, respectively. As of September 30, 2022, we had an accumulated deficit of $427.6 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

Our company was formed in August 2013. Since inception, we have devoted substantially all of our resources on raising capital, organizing and staffing our company, business planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing posoleucel, ALVR106, ALVR109 and other product candidates and preparing for clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. We have financed our operations primarily through private placements of our preferred stock, our initial public offering, or IPO, in August 2020 and our registered direct offering in July 2022. We have not yet demonstrated our ability to successfully complete any Phase 3 clinical trials, obtain regulatory approval, consistently manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for the successful commercialization of any of our product candidates. In addition, the allogeneic, off-the-shelf, multi-virus specific T approach of our cell therapies is new and largely unproven. Any predictions about our future success, performance or viability, particularly in view of the rapidly evolving immunotherapy field, may not be accurate given our limited operating history and lack of approved products.

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
•
the timing of, and the costs involved in, developing manufacturing and distribution processes and obtaining marketing approvals for posoleucel for our initial and potential additional indications, and ALVR106, ALVR109 and other product candidates we may develop;
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

We had cash, cash equivalents and short-term investments of $264.1 million as of September 30, 2022. We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Any of our current or future license agreements may also be terminated if we are unable to meet the payment or other obligations under the agreements.

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

A number of our product candidates, if approved by applicable regulatory authorities, may require significant commercial supply to meet market demand. To meet such demand, we will need to increase, or “scale up,” the production process by a significant factor over the initial level of production. If we are unable to do so, are delayed in doing so, or if the cost of this scale up is not economically feasible for us or we cannot find a third-party supplier, we may not be able to produce our product candidates in a sufficient quantity to meet future demand or at commercially feasible costs.

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 69% of our common stock as of September 30, 2022. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

10.1

Securities Purchase Agreement, dated as of July 26, 2022, by and between AlloVir, Inc. and the investors identified therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 26, 2022).

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

AlloVir, Inc.

Date: November 3, 2022	By:	/s/ Diana Brainard
Diana Brainard
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Vikas Sinha
Vikas Sinha
President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)