Form 10-K
period 2022-12-31
Allovir, Inc.
filed 2023-02-15
CIK 1754068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $143.5 million based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2022, the last business day of the registrant's most recently completed second quarter. In determining the market value of non-affiliate common stock, shares of the Registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock, par value $0.0001 per share, outstanding as of February 9, 2023 was 93,463,200.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders, or the Proxy Statement, which the Registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year end of December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Summary of Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in the section entitled “Risk Factors.” These risks include, but are not limited to, the following:

•
Our business could be adversely affected by the effects of health epidemics, including the ongoing COVID-19 pandemic, in regions where our contracted third parties, including contract research organizations, or CROs, and contract development and manufacturing organizations, or CMOs or CDMOs, have significant research, development or manufacturing facilities, concentrations of clinical trial sites or other business operations, causing disruption in supplies and services.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements, including but not limited to, statements about:

•
the success, cost, timing and potential indications of our product development activities and clinical trials, including the ongoing and future clinical trials of posoleucel and ALVR106;
•
the timing of our planned Investigational New Drug, or IND, submissions to the FDA for our product candidates, including ALVR107;
•
the timing of the initiation, enrollment and completion of planned clinical trials;
•
our plans to research, develop and commercialize our product candidates, including posoleucel, ALVR106, and ALVR107;
•
the timing of the initiation, completion and outcomes of our preclinical studies;
•
the costs of development of any of our product candidates or clinical development programs and our ability to obtain funding for our operations, including funding necessary to complete the clinical trials of any of our product candidates;
•
our ability to successfully manufacture and distribute posoleucel, ALVR106 or any other future product or product candidate;
•
the potential benefits of and our ability to maintain our collaboration with our existing collaborators, including BCM, and establish or maintain future collaborations or strategic relationships or obtain additional funding;
•
the ability to maintain our existing license agreements, including Baylor College of Medicine, or BCM, and to license additional intellectual property relating to any future product candidates and to comply with our existing license agreements;
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
•
our ability to successfully commercialize our product candidates, including posoleucel and ALVR106;
•
the rate and degree of market acceptance of our product candidates, including posoleucel and ALVR106;
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

PART I

Item 1. Business.

Overview

We are a leading late clinical-stage cell therapy company developing highly innovative allogeneic T cell therapies to treat and prevent devastating viral diseases. Our innovative and proprietary virus-specific T cell, or VST, therapy platform allows us to generate off-the-shelf VSTs designed to restore immunity in patients with T cell deficiencies who are at risk from the life-threatening consequences of viral diseases. There is an urgent medical need for therapies to treat a large number of patients suffering from viral diseases who currently have limited or no treatment options. We are developing three innovative, allogeneic, off-the-shelf VST therapy candidates targeting 11 different devastating viruses. The most advanced is posoleucel, a multi-VST therapy that targets six viruses: adenovirus, or AdV, BK virus, or BKV, cytomegalovirus, or CMV, Epstein-Barr virus, or EBV, human herpesvirus 6, or HHV-6, and JC virus, or JCV. Posoleucel has the potential to fundamentally transform the treatment landscape for transplant patients by substantially reducing or preventing disease morbidity and mortality, thereby dramatically improving patient outcomes.

Posoleucel is being studied in three ongoing Phase 3 registrational trials for 3 distinct indications - the prevention of clinically significant infections from multiple viruses, the treatment of virus-associated hemorrhagic cystitis, or HC, and the treatment of AdV infections – all in allogeneic hematopoietic cell transplant, or HCT, patients who are at high risk for life-threatening viral infections from the six viruses targeted by posoleucel. We have successfully accelerated the multi-prevention study in recognition of the fact that prevention best addresses patients’ unmet medical needs. The three Phase 3 studies are expected to complete enrollment by the end of 2023, enabling potential data readouts from all three trials in 2024.

The three registrational trials were informed by the positive results of proof-of-concept studies with posoleucel for both treatment and prevention. In the CHARMS Phase 2 treatment trial, 95% of allogeneic HCT patients with one or more treatment-refractory infections achieved a clinical response with posoleucel. In the Phase 2 multi-virus prevention trial, posoleucel demonstrated a substantial reduction in the expected rate of clinically significant viral infections or diseases, with 88% of patients remaining free of clinically significant infections caused by any of the six viruses that posoleucel targets through the Week 14 primary endpoint.

In addition to the ongoing Phase 3 registrational studies, posoleucel has been studied in a Phase 2 proof-of-concept study for the treatment of BK viremia in kidney transplant patients. Positive topline results of this study were reported in February 2023, showing balanced safety across posoleucel and placebo groups and clinically meaningful greater viral load declines with posoleucel versus placebo. This is the first study of posoleucel in SOT patients, and the results of this trial will inform next steps for this potential indication as well as the company’s broader SOT strategy.

Based on the strength of the posoleucel Phase 2 data for both treatment and prevention, the FDA has granted posoleucel Regenerative Medicine Advanced Therapy (RMAT) designation for each of the three indications being evaluated in Phase 3 clinical trials – for the treatment of HC caused by BKV, for the treatment of AdV infection in adults and children following allo-HCT, and for the prevention of clinically significant infections and disease caused by posoleucel’s six target viruses. Similarly, based on data generated from the Phase 2 POC treatment trial and the critical medical need, the European Medicines Agency (EMA) has granted posoleucel PRIority MEdicines (PRIME) designation for the treatment of serious infections with AdV, BKV, CMV, EBV and HHV-6. Posoleucel was one of the first seven investigational therapies to receive both PRIME and RMAT designations and, to our knowledge, is the only investigational therapy to receive three RMAT designations. While these designations may not lead to a faster development process and do not increase the likelihood that a product candidate will receive approval from the FDA or EMA, we expect that PRIME and RMAT designations will result in increased EMA and FDA interactions to support our development efforts and may enable an expedited regulatory review process. In addition, the FDA also granted posoleucel Orphan Drug Designation for the treatment of virus-associated HC, and the EMA granted Orphan Medicinal Product designation to posoleucel for its targeted viruses in HCT patients, including for the potential prevention of infections or disease by these viruses.

In clinical trials conducted to date, we have treated more than 300 transplant patients with either single or multi-virus targeted allogeneic VSTs, and our product candidates have been generally well-tolerated and have been associated with clinical benefit. We believe that our allogeneic, off-the-shelf VSTs can benefit patients with other conditions characterized by T-cell deficiencies who are at high risk for life-threatening viral diseases, including immunocompromised cancer patients, the elderly and young children with immature immune systems. We are advancing a pipeline of VST therapies for delivery to individuals with compromised immune systems and those who are at high risk, or suffering from, the life-threatening consequences of viral diseases.

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

We have applied this expertise in the development of additional product candidates that may benefit high-risk individuals:

•
ALVR106 is our second off-the-shelf, multi-VST product candidate that we developed to target devastating respiratory diseases caused by human metapneumovirus, or hMPV, influenza, parainfluenza virus, or PIV, and respiratory syncytial virus, or RSV. Our POC clinical trial is enrolling patients in the United States, or U.S.
•
We are also developing ALVR107 designed to target hepatitis B, or HBV, infected cells and with the aim of curing chronic HBV infections. Preclinical and IND-enabling studies of ALVR107 to treat and cure HBV were completed in 2022 to support advancement into a POC study. The company expects to initiate clinical development of ALVR107 after completion of the posoleucel Phase 3 registrational studies.
•
ALVR109 is an allogeneic, off-the-shelf single virus-targeted cell therapy designed to target SARS-CoV-2, the virus that causes the severe and life-threatening viral disease, COVID-19. ALVR109 is designed to arrest the progression of COVID-19 by eradicating SARS-CoV-2 virus-infected cells.

If approved, we believe posoleucel has a large global market opportunity to treat and prevent devastating viral diseases. Based on the established epidemiology of our target Phase 3 indications, we estimate the addressable patient population for posoleucel will be approximately 41,000 HCT patients annually in 2025. The addressable patient population could expand beyond HCT patients into SOT patients as well as beyond the transplant setting to additional immunocompromised patients suffering from these devastating viral infections.

We are able to leverage ElevateBio’s cell therapy expertise to develop and manufacture VST therapies for clinical trials and commercialization. ElevateBio has established ElevateBio BaseCamp, Inc., or BaseCamp, a centralized cell and gene therapy development and manufacturing facility dedicated to the production of products for its affiliated companies.

Our management team has significant experience in successfully advancing products from early-stage discovery through commercialization. Our Chief Executive Officer, Diana Brainard, has more than 20 years of experience in the biopharmaceutical industry and academic medicine. During her 10-year tenure at Gilead Sciences, Diana served as the head of the virology therapeutic area, leading the development and launch of some of the most successful drugs of the last decade, including Sovaldi, Harvoni, Epclusa and Biktarvy. In 2020, she led the company-wide initiative to rapidly advance Veklury (remdesivir) to become the first and only antiviral to receive regulatory approval for the treatment of SARS-CoV-2, which earned her global recognition as one of the most influential people in the fight against SARS-CoV-2. Her industry career began at Merck, where she held positions in clinical pharmacology and experimental medicine. Diana also serves as an Independent Director of Nektar Therapeutics and Affinia Therapeutics.

Vikas Sinha, our President and Chief Financial Officer, brings more than 25 years of experience in executive finance roles within the biopharmaceutical industry. He served as the Chief Financial Officer of Alexion Pharmaceuticals for more than 11 years, where he oversaw the global expansion of the company across 50 countries and revenue growth to more than $3 billion. Prior to joining Alexion, Vikas held various positions with Bayer AG across the world, including CFO, Bayer Pharma, North America and CFO, Bayer Yakuhin, Japan. He also serves as Chief Financial Officer of ElevateBio and an Independent Director and Audit Committee Chair at Verona Pharma.

To date, we have raised $156.9 million in aggregate gross proceeds through private financings, $317.7 million in aggregate gross proceeds through our IPO, which closed in August 2020, and $126.6 million in aggregate gross proceeds through a registered direct offering in July 2022.

Our Pipeline

We are advancing a pipeline of three allogeneic off-the-shelf VST therapy candidates targeting 11 different viruses to treat and prevent life-threatening viral diseases. For each of these pipeline therapies, we have global development and commercialization rights. The chart below summarizes key information about our programs.

Our Pipeline Targets 12 Devastating Viruses with No Approved or Limited Effective Treatment Options

	Candidate	Target Population	Target Indication	Preclinical	POC	Pivotal
Multi-VST	Posoleucel (ALVR105)	Allo-HCT	Multi-virus prevention*			
			vHC treatment			
			AdV treatment			
		Kidney transplant	BKV treatment			
		Solid organ transplant	Multi-virus prevention*			
	ALVR106	Allo- / Auto-HCT	hMPV, Flu, PIV, RSV treatment			
		High-risk general population				
Single VST	ALVR107	Chronic HBV	HBV cure			

*Prevention of adenovirus (AdV), BK virus (BKV), cytomegalovirus (CMV), Epstein-Barr virus (EBV), human herpesvirus 6 (HHV-6), JC virus (JCV). Allo-HCT = allogeneic hematopoietic cell transplantation; Auto-HCT = autologous HCT; HBV = hepatitis B virus; hMPV = human metapneumovirus; Flu = influenza; PIV = parainfluenza virus; POC = proof-of-concept; RSV = respiratory syncytial virus; vHC = virus-associated hemorrhagic cystitis; VST = virus-specific T cell.

•
Posoleucel. An allogeneic, off-the-shelf VST therapy candidate targeting six common viruses: AdV, BKV, CMV, EBV, HHV-6 and JCV, which can lead to devastating viral disease in the allogeneic HCT population. Given that posoleucel is multi-VST product candidate, the therapy has multiple potential applications. To this end, three Phase 3 registrational trials are ongoing– one for the treatment of virus-associated HC, one for the treatment of adenovirus infection and one for multi-virus prevention, all in HCT patients. All three Phase 3 trials are expected to complete enrollment in 2023, potentially enabling data readouts in 2024.

Promising efficacy and safety results from the completed Phase 2 treatment and prevention trials in allogeneic HCT patients enabled the rapid progression of posoleucel into Phase 3 development. In the CHARMS Phase 2 POC treatment trial, 95% of allogeneic HCT patients with infections from one or more of the target viruses and who previously failed or were intolerant to conventional antiviral treatments, achieved a clinical response when treated with posoleucel therapy. In the Phase 2 multi-virus prevention trial, posoleucel demonstrated a substantial reduction in the expected rate of clinically significant viral infections or diseases, with 88% of patients remained free of clinically significant infections caused by any of the six viruses that posoleucel targets through the Week 14 primary endpoint.

A Phase 2 POC trial of posoleucel to treat BK viremia in kidney transplant patients completed in 2022. Positive topline data from the BKV study were reported in February 2023, showing balanced safety across posoleucel and placebo groups and clinically meaningful greater viral load declines with posoleucel versus placebo.

•
ALVR106. An allogeneic, off-the-shelf VST therapy candidate developed to target devastating diseases caused by four respiratory viruses: hMPV, influenza, PIV and RSV. Our POC clinical trial is enrolling patients in the U.S.
•
ALVR107. An allogeneic, off-the-shelf VST therapy candidate designed to target HBV-infected cells with the aim of curing chronic HBV infections. Preclinical and IND-enabling studies of ALVR107 to treat and cure HBV were completed in 2022 to support advancement into a POC study. The company expects to initiate clinical development of ALVR107 after completion of the posoleucel Phase 3 registrational studies.

Our Strategy

Our goal is to extend our leadership position in the development of allogeneic, off-the-shelf VST-cell therapies to serve patients at risk of the life-threatening consequences of severe viral diseases. To achieve this, we are pursuing the following strategies:

•
Accelerate the completion of posoleucel registrational trials for three indications with no FDA-or EMA-approved or effective treatment options. By targeting six devastating viral pathogens, we believe that posoleucel has the potential to fundamentally transform the care of HCT and SOT patients, as well as other individuals at high risk for opportunistic viral infections, by substantially reducing or preventing disease morbidity and dramatically improving patient outcomes. We have three ongoing Phase 3 trials of posoleucel – one for the treatment of virus-associated HC, one for the treatment of AdV infections, and one for multi-virus prevention – all in allogeneic HCT patients. These trials offer the fastest path to deliver posoleucel to patients in need, with the prevention indication offering the most transformative potential for the management of allogeneic HCT patients. We have successfully accelerated the multi-prevention study in recognition of this fact.
•
Opportunistically expand the posoleucel patient population to SOT. A POC trial evaluating posoleucel for the treatment of BKV in kidney transplant patients was completed last year, and positive topline data from this study were reported in February 2023. The results of this study will inform next steps for this potential indication and our broader SOT strategy.
•
Position the company for portfolio expansion through development of earlier stage assets either internally or with potential partners. Our highly efficient and versatile off-the-shelf VST therapy platform allows us to profile viruses and rapidly develop novel therapies for existing and emergent life-threatening viral infections and serve the large number of patients with devastating viral diseases. We intend to leverage the versatility of our platform to potentially address a broad spectrum of patients who could benefit from “off-the-shelf” VST therapies, including other individuals with compromised immune systems and those who are at high risk for the life-threatening consequences of viral diseases.

ALVR106 is already in the clinic, with a POC trial currently enrolling transplant patients in the U.S. We believe that ALVR106 has the potential to transform the treatment of respiratory viruses and substantially reduce the severity of respiratory infections while improving patient outcomes. While ALVR106 is currently being studied in transplant patients suffering from respiratory viral infections, our goal is to expand to other high-risk patient populations, such as immunocompromised cancer patients, the very young and the elderly. In addition, we have completed preclinical and IND-enabling studies of ALVR107 as a potential cure for chronic HBV infections, and plan to move ALVR107 into clinical development after completing the posoleucel Phase 3 studies. And we have demonstrated our ability to rapidly initiate the development of and progression into the clinic of a VST therapy in response to emerging pathogens, with the SARS-CoV-2 specific VST therapy candidate ALVR109.

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

Adaptive Cellular Immune Response in a Healthy Individual:
T cell responses, in both CD8+ and CD4+ T cells, are vital components in cellular immunity against devastating viruses

Viral Infection Activates Endogenous CD4+/CD8+ T cells
Activation and expansion of CD8+ T cells
TCR
HLA
Antigen Presenting Cell
Viral peptides
Virus
HLA
TCR
Activation and expansion of CD4+ T cells
Expanded T cells Migrate to Site of Infection and Bind to Virus-infected cells
Expanded CD8+ T cells
Cytokines (e.g. IFNγ)
Migrate to site of infection
CD8+ T cells
Granzyme/ Perforin
Virus-infected Cell
CD4+ T cells
Expanded CD4+ T cells
Selective Killing of Virus-infected Cells
Apoptotic Cell

1. Swain, S., et al. *Nat Rev Immunol* 2012.; **2.** Muraro E, et al. *Front. Immunol.* 2017; **3.** Rosendahl HS et al. *Front Immunol.* 2014.

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

In up to 90% of allogeneic HCT patients, the suppressed immune system allows viruses that were previously in a latent, quiescent state to reactivate and more than 60% of allogeneic HCT patients experience a reactivation of more than one virus, including BKV, CMV, AdV, EBV and HHV-6, as depicted in the figure below. In healthy, immunocompetent individuals, these viruses typically lead to mild, self-limiting infections. However, in immunocompromised patients, once reactivated, each of these viruses has the potential to cause significant morbidity and even mortality. It is estimated that more than 20% of all deaths associated with HCTs are due to infections.

Multi-Virus Infections Are Common in Allo-HCT Patients and Contribute to Significant Mortality

Incidence of AdV, BKV, CMV, EBV or HHV-6 infection[1] (N=404)

100%
80%
60%
40%
20%
0%
Cumulative incidence probability
≥1 virus
≥2 viruses
≥3 viruses
≥4 viruses
0 10 20 30 40 50 60 70 80 90 100
Days after HCT

Non-relapse mortality*, number of viruses at the same time[1] (N=358)

0.50
0.45
0.40
0.35
0.30
0.25
0.20
0.15
0.10
0.05
0.00
Cumulative incidence probability
No. of viruses at the same time
0-1
2
>2
Global log-rank, p=0.03
0 1 2 3 4 5 6 7 8 9 10 11 12
Months after HCT

- 61% of patients were treated with antiviral therapies, excluding rituximab, within the first 100 days

[1]Hill J, et al. *Blood*. 2017;129:2316-25. *Non-relapse mortality through Day 365 post-HCT among Day-100 survivors.

Figure 2. Approximately 90% of patients undergoing allogeneic HCT have at least one viral infection and 62% have more than one. Multiple viruses contribute to significant mortality

SOT has been established as a definitive treatment option for patients with organ failure. Over the past few decades, SOT procedures have rapidly progressed and now include a variety of solid organs, including the kidney, lung, liver, heart, intestine and pancreas. The increase in organ transplants has been matched by improved short- and long-term graft survival. This is due, in large part, to the use of immunosuppressive drugs that prevent the immune system from rejecting the transplanted organ. However, typically SOT patients require some degree of immunosuppressive therapy life-long, which leaves them vulnerable to viral infections and disease for a longer duration than HCT patients. In addition, high-risk SOT patients, including recipients of organs mismatched at a high number of HLA antigens, highly sensitized recipients, or ABO blood type incompatible recipients, tend to receive more rigorous immunosuppressive induction treatment, further increasing the risk of these patients contracting potentially deadly viral diseases. Further, SOT patients with the viral infections and diseases our product candidates aim to treat or prevent, suffer from worse outcomes, including graft failure, despite current standard of care treatment, as depicted in the figure below.

BK Virus in Kidney Transplant Patients Leads to Decreased Graft Survival

- 10–20% of KT patients have BK viremia and up to 50% progress to BK nephropathy[1]
- BKV viremia and BK nephropathy are associated with decreased graft function[2] and graft survival[3]
- There are no approved or effective treatments

BKV Nephropathy Associated with Poor Graft Survival[3]

100
90
80
70
60
50
40
% Graft Survival
0
0.5
1
2
3
4
5
Post-transplant years
Patients without BKV nephropathy
p<0.001
Patients with BKV nephropathy

1. Hirsch H, et al. *Clin Transplant.* 2019;33:e13528; 2. Elfadawy N, et al. *Clin J Am Soc Nephrol.* 2014;9:553-61; 3. Vasudev B, et al. *Kidney Int.* 2005;68:1834-9.

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

Our Approach Utilizes the Adoptive Transfer of Off-the-Shelf VSTs to Restore Virus-specific Immunity[1-6]

Patients with T-cell Deficiency are at High Risk for Devastating Viral Infections
Virus-infected cells
Treated with Current Care Options
Deficient T-cell Immunity Fails to Control Viral Infections, Resulting in Devastating Consequences
Treated with Off-the-Shelf VSTs
Restored T-cell Immunity with Expanded Off-the-Shelf VSTs Controls Viral Infections
Expanded Off-the-Shelf VSTs
CD4+ T cells in patients
CD8+ T cells in patients
CD4+ Off-the-Shelf VSTs
CD8+ Off-the-Shelf VSTs

1. Swain, S., et al. *Nat Rev Immunol* 2012.; **2.** Muraro E, et al. *Front. Immunol.* 2017; **3.** Rosendahl HS et al. *Front Immunol.* 2014. **4.** Tzannou, *JCO* 2017; **5.** Vasileiou S et al. *Haematol* 2019. **6.** Type B Meeting Briefing Package.

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

Posoleucel: Our VST Therapy Designed to Target Viral Diseases That Result in Significant Morbidity and Mortality Post Allogeneic HSCT

12 Selected Antigens for Posoleucel

- BKV: LT, VP1
- CMV: IE1, pp65
- AdV: Hexon, Penton
- EBV: EBNA1, LMP2, BZLF1
- HHV-6: U11, U14, U90

Antigens Selected by Proprietary Virus Profiling and Antigen Selection Process

+

PBMCs

PBMCs from Donors Identified by Proprietary Process

Stimulation & Expansion

Stimulation and Expansion of Polyclonal VSTs in One-step, High-yield Process

Posoleucel

Multi-VST targeting BKV, CMV, AdV, EBV, and HHV-6

PBMCs: Peripheral Blood Mononuclear Cells

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

Our Patented and Highly Efficient Platform Delivers Rapid, Scalable, Off-the-Shelf VST Therapy

VST profiling
& antigen selection
Carefully selected healthy
seropositive donors
VST selective expansion
using proprietary process
Cryopreservation and
storage at global depots
Treatment of patient

Key Advantages

- Rationally designed cell bank, facilitating availability of VSTs covering >95% of patients
- Our VST platform minimizes antigen competition, enabling retention of VST diversity and polyclonality
- VST potency confirmed against individual target viruses using functional assay
- Streamlined manufacturing yields hundreds of VST doses from a single donor/production run
- Our VSTs have long-term stability, supporting on-demand, broad availability for patients

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

Our ability to generate allogeneic, off-the-shelf VSTs in a single expansion step allows us to minimize antigen competition and preserve polyclonality. As a result, our polyclonal VSTs are comprised of both helper (CD4+) and cytotoxic (CD8+) virus-specific T cells that recognize multiple parts of each of our target viral antigens, or viral peptides, presented by different HLA alleles. As a result, we can deliver our product candidate to patients based on partial HLA match. The partial HLA match between the allogeneic VST-cell line and infected patient allows the infused T cells to recognize and selectively kill virus-infected cells.

To facilitate investigational product supply for our clinical trials, we currently manufacture posoleucel and ALVR106 at external cGMP CMOs and leverage a network of cGLP contract testing laboratories. We are also able to leverage ElevateBio’s cell therapy expertise to develop and manufacture VST therapies for clinical trials and commercialization. ElevateBio has established ElevateBio BaseCamp, Inc., or BaseCamp, a centralized cell and gene therapy development and manufacturing facility dedicated to the production of products for its affiliated companies. Therefore, we have also added ElevateBio BaseCamp to our manufacturing network.

Step 3: CytomatchTM and Immediate Patient Access to Our Allogeneic VST Therapy

Rapidly identifying the appropriate VST line for each patient using the CytomatchTM algorithm, ensuring immediate accessibility to therapy for high-risk patients

The final component of our process relates to the clinical use of our allogeneic off-the-shelf VST therapy. The CytomatchTM algorithm guides the selection of the VST cell line for patient treatment. A specific drug product lot is selected for infusion based on the level of HLA matching between patient and associated VST-cell line, with two HLA allele matches set as a minimum threshold. The “best” VST-cell line is rapidly identified and can be immediately packed and shipped to the treatment center, where it can be thawed and infused to patients without the need for additional manipulation.

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

Based on the strength of the posoleucel Phase 2 data for both treatment and prevention, the FDA has granted posoleucel Regenerative Medicine Advanced Therapy (RMAT) designation for each of the three indications being evaluated in Phase 3 clinical trials – for the treatment of HC caused by BKV, for the treatment of AdV infection in adults and children following allo-HCT, and for the prevention of clinically significant infections and disease caused by posoleucel’s six target viruses. Similarly, based on data generated from the Phase 2 POC treatment trial and the critical medical need, the European Medicines Agency (EMA) has granted posoleucel PRIority Medicines (PRIME) designation for the treatment of serious infections with AdV, BKV, CMV, EBV and HHV-6. Posoleucel was one of the first seven investigational therapies to receive both PRIME and RMAT designations and, to our knowledge, is the only investigational therapy to receive three RMAT designations. While these designations may not lead to a faster development process and do not increase the likelihood that a product candidate will receive approval from the FDA or EMA, we expect that PRIME and RMAT designations will result in increased EMA and FDA interactions to support our development efforts and may enable an expedited regulatory review process. In addition, the FDA also granted posoleucel Orphan Drug Designation for the treatment of virus-associated HC, and the EMA granted Orphan Medicinal Product designation to posoleucel for its targeted viruses in HCT patients, including for the potential prevention of infections or disease by these viruses.

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

Posoleucel is Designed to Treat and Prevent Viral Infections and Diseases Until the Patient's Own Immune System Recovers[1-6]

Posoleucel
Window of Susceptibility
Patients with Reactivation of Single or Multiple Viruses (%)[3,4,a]
Host T Cells
HCT-Derived T Cells
<20
20–40
40–60
>60
40–60
20–40
<20
HCT
14
28
100
180 days post-HCT
Conditioning for HCT
(Lymphodepletion)
Engraftment
Post-Engraftment

[a]Post 100-day data for proportion of patients with viral detection is from Huang YT, et al, as Hill J, et al only measured out to 100 days.

1. Kedia S, et al. *J Stem Cell Res Ther* 2013;S3; 2. Ison M, Hirsch H. *Clin Microbiol Rev* 2019;32:e00042-19; 3. Hill J, et al. *Blood* 2017;129:2316-25; 4. Huang YT, et al. *Biol Blood Marrow Trans* 2017;23:1759-66; 5. Stern L, et al. *Front Immunol* 2018;9:1672; 6. Hill J, et al. *Clin Infect Dis* 2018;66:368-75.

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

CHARMS Phase 2 POC Study Design

Posoleucel 2 × 10⁷ cells (N=59*)
Week
0
6
Follow-up
48
Dose†
Clinical Endpoints
End of study

- Phase 2, proof-of-concept, open label study to assess the safety and clinical effects of posoleucel in allogeneic HCT recipients with ≥1 treatment-refractory infections
- Key eligibility criteria: refractory AdV, BKV, CMV, EBV, HHV-6 and/or JCV
  - Failure of antiviral therapy OR
  - Unable to tolerate standard antivirals
- Study endpoint: safety
- Clinical endpoints: viral load, clinical and virologic responses

*Patients with partial response may receive ≤4 additional doses after 4 weeks at 2-week intervals.
†The CHARMS trial treated 58 unique patients. One patient was counted twice: enrolled twice, treated first for AdV and then for JCV. One patient with HHV-6 was not evaluable for response rate.

1. Tzannou I, et al. *J Clin Oncol* 2017;35:3547-57; 2. Tzannou I, et al. *ASH* 2020. Accessed January 4, 2021. https://ash.confex.com/ash/2020/webprogram/Paper143037.html.

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

The demographics and clinical characteristics for the 58 unique patients enrolled and treated in the CHARMS trial are presented in Table 1. These patients were infused with posoleucel therapy matched at one to seven HLA alleles. In this clinical trial, we observed the delivery of partially HLA matched VSTs were generally well-tolerated. These final trial results were published in Clinical Cancer Research in January 2023.

Characteristic	Number (%)
Sex (N = 58)[a]
Male	30 (52)
Female	28 (48)
Age (N = 58)[a]
Pediatric (≤18 years of age)	18 (31)
Adult	40 (69)
Race (N = 58)[a]
Black or African American	3 (5)
White	51 (88)
Asian	3 (5)
Evaluable infections treated (N = 70)
BKV	27 (39)
CMV	24 (34)
AdV	12 (16)
HHV-6	4 (6)
EBV	2 (3)
JCV	1 (1)
Number of infections per patient at study entry (N = 58)[a]
1	46 (79)
2	11 (19)
3	1 (2)
Number of infusions per patient (N = 58)[a]
1	44 (74.6)
2	11 (18.6)
3	4 (6.8)

a The CHARMS trial treated 58 unique patients. One patient was enrolled twice, treated first for AdV and then for JCV. This patient was counted twice for some efficacy and once for safety. One patient with HHV-6 was not evaluable for response rate.

Table 1. CHARMS clinical trial patient demographic and clinical characteristics

Clinical and Virologic Response

Of the 58 unique patients evaluated for efficacy by six weeks post infusion, 55 had a CR or PR, representing a 95% response rate, as depicted in the figure below. Twelve patients were co-infected with at least two different viruses and of these, ten patients (83%) responded to posoleucel by six weeks post-infusion. This demonstrates the potential for treating patients with multiple viral infections with off-the-shelf posoleucel.

CHARMS Phase 2 Study Efficacy and Safety Results

Efficacy: Posoleucel Response Rate*

100%
80%
60%
40%
20%
0%
n=
95
83
100
96
83
100
100
100
58
12†
27
24
12
3
2
1
Overall
Multiple Viruses
BKV
CMV
AdV
HHV-6
EBV
JCV

CR = Viral load return to normal range and resolution of clinical signs/symptoms
PR = ≥50% decrease in viral load and/or ≥50% improvement of clinical signs/symptoms

Safety: Posoleucel Well Tolerated

- Infusions were well tolerated
  - n=3 developed isolated fever within 24 hours of infusion; no immediate toxicities observed
- 13 cases of acute GVHD
  - n=9 had pre-existing GVHD
  - n=4 *de novo* GVHD; all had transient Grade I skin GVHD resolved with treatment
- No cytokine release syndrome

*Response rate / patient includes partial response (PR) or complete response (CR) by 6 weeks post-posoleucel infusion; †10/12 patients had a response for all evaluable target viruses by 6 weeks post-infusion.

1.Pfeiffer T, et al. *Clin Cancer Res.* 2023 (in press).

Figure 11. Posoleucel Phase 2 proof-of-concept trial (CHARMS): 95% overall response rate in patients with viral disease by 6 weeks in 58 unique patients

In Vivo VST Persistence

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

Safety monitoring in the CHARMS trial consisted of several assessments, including assessments of both GVHD and serious adverse events, or SAEs, as reflected in the table below. Overall, 23 deaths occurred during the study; none of these deaths was deemed related to study treatment. Of the 23 deaths, 6 were associated with treatment-emergent AEs (TEAEs), and 5 deaths occurred during the protocol-specified AE reporting period. Treatment-related TEAEs ≥ Grade 3 occurred in 8 (13.8%) participants, however there were no TEAEs leading to interruption or discontinuation of study intervention, there were no dose-limiting toxicities, and no deaths were attributed to treatment-related TEAEs.

In general, safety findings were consistent with those expected in an allogeneic HCT patient population with persistent and/or refractory viral infections, including the known risks of GVHD. To date, no overt safety signal has been detected above and beyond the safety findings expected to be found in patients who have already undergone allogeneic HCT.

13 patients with acute GVHD (within 42 days of last infusion of posoleucel)

9 patients with prior history of acute GVHD

• 5 grade I and 1 grade II skin GVHD: resolved or improved with topical treatment

• 1 grade I skin GVHD: resolved after systemic corticosteroids

• 1 grade II skin GVHD flare: resolved after resumption of systemic corticosteroids

• 1 grade III GI GVHD flare: occurred coincident with rapid corticosteroid taper, resolved after resumption of systemic corticosteroids

4 patients with de novo GVHD

• 2 grade I skin GVHD: resolved with topical treatment

• 1 grade I skin GVHD: resolved with tacrolimus and prednisone

• 1 grade I skin GVHD: resolved with topical treatments plus low-dose systemic corticosteroids

6 grade 5 SAEs (deaths)	• 3 multi-organ failure • 1 respiratory failure • 2 deaths not otherwise specified

8 grade 4 SAEs (reported from 7 patients, 5 of whom also had Grade 5 SAEs reported and are included above)	• 2 respiratory failure • 2 aspartate aminotransferase increased • 1 hypoxia • 1 dyspnea • 1 sepsis • 1 vomiting

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

Posoleucel Clinical Data—BKV

In our Phase 2 proof-of-concept trial for posoleucel, we treated 27 evaluable patients with BKV disease and 100% achieved an overall response by six weeks post-infusion. Overall response rates were defined as achieving either a PR or CR by six weeks post-infusion, as described in the protocol criteria.

In 23 patients infused with posoleucel, HC severity was retrospectively graded using the National Cancer Institute cystitis grading scale. This was performed by three physicians independently based on chart review of clinical and laboratory documentation. These patients treated with posoleucel therapy showed a rapid improvement in disease severity; complete resolution of macroscopic hematuria was observed in 43%, 61% and 74% of patients weeks 2, 4 and 6 post-infusion.

Figure 12. Time to resolution of BKV-HC following treatment with posoleucel

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

Virus-Associated Hemorrhagic Cystitis Pivotal Trial Design

Posoleucel
2 × 10⁷ (<40 kg) or 4 × 10⁷ (≥40 kg) cells
R 3:2
N=125
Placebo infusion
Week
0
2
24
Dose
End of study

- Phase 3, multicenter, double-blind, placebo-controlled
- Key eligibility criteria: patients with vHC following allogeneic HCT
  - Macroscopic hematuria (Grade ≥3)
  - Viruria
  - Dysuria, lower abdominal pain and/or pain associated with spasm
- Primary endpoint: time to resolution of macroscopic hematuria through Week 24

ClinicalTrials.gov NCT04390113.

Figure 13. Phase 3, multicenter, randomized, double-blind, placebo-controlled virus-associated HC trial design

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

Posoleucel Clinical Data—AdV

In our CHARMS trial, 83% of patients with AdV infection achieved a response by six weeks post-infusion.

Clinical Development Plan

We initiated our Phase 3 AdV trial at the end of 2021. The Phase 3 trial is a multicenter, randomized, double-blind, placebo-controlled trial designed to assess the safety and efficacy of posoleucel therapy for the treatment of pediatric and adult allogeneic HCT patients with AdV infection.

Adenovirus Pivotal Trial Design

Dose
Primary endpoint
End of study
Week
0
2
4
Safety follow-up
24
Posoleucel
2 × 10^7 (<40 kg) or 4 × 10^7 (≥40 kg) cells
R 1:1
N=80
Placebo infusion

- Phase 3, randomized, double-blind, placebo-controlled
- Key eligibility criteria: patients with adenovirus reactivation following allogeneic HCT
  - AdV viremia ≥10,000 copies/mL, OR
  - 2 consecutive, rising AdV viremia ≥1,000 copies/mL and lymphopenia or T-cell depletion
- Primary endpoint: proportion of patients with undetectable viremia at Day 29
- Patients with disease progression can enter optional 24-week cross-over period after Week 4

ClinicalTrials.gov NCT05179057.

Figure 14. Phase 3, randomized, double-blind, placebo-controlled adenovirus treatment trial design

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

Posoleucel Clinical Data—Multi-Virus Prevention in HCT Patients

Out of 26 high-risk allo-HCT patients who received posoleucel in this open-label study, 22 (85%) patients experienced reactivation of at least one of posoleucel’s target viruses. Despite these expected high rates of viral reactivation, only three clinically significant infections were observed through Week 14. These results represent a substantial reduction in the expected rate of clinically significant viral infections or diseases in this high-risk patient population. Biomarker analyses demonstrated that viral control was associated with expansion of functional VSTs, and the presence of posoleucel was confirmed both during the infusion period and up to 14 weeks after the last infusion.

Treatment with up to seven doses of posoleucel over 12 weeks was generally well tolerated with no unanticipated safety signals. Rates of GVHD were similar in frequency and severity to those expected in this high-risk allo-HCT population. Three (12%) treatment-related serious adverse events were reported. No episodes of cytokine release syndrome were reported.

Clinical Development Plan

Based on preliminary data from the open-label, Phase 2 POC study for multi-virus prevention, we initiated a global, registrational Phase 3 multicenter, randomized, double-blind, placebo-controlled clinical trial of posoleucel for multi-virus prevention. The study is enrolling patients in North America, Europe, Asia and Australia.

Multi-Virus Prevention Pivotal Trial Design

R 1:1
N=~300
Posoleucel
2 × 10⁷ (<40 kg) or 4 × 10⁷ (≥40 kg) cells
Placebo infusion
Week
0
12
14
26
Dose
Primary endpoint
Key secondary endpoint

- Phase 3, multicenter, randomized, double-blind, placebo-controlled
- Key eligibility criteria: high-risk* allo-HCT recipients, including matched unrelated donor
  - Age ≥1 year
  - Aviremic or viremic without clinically significant disease
- Primary endpoint: reduction in clinically significant viral infection and disease

*High-risk all-HCT defined as haploidentical donor, umbilical cord blood, mismatched unrelated donor, matched unrelated donor, mismatched related donor, recipient of T cell depletion.

ClinicalTrials.gov NCT05305040.

Figure 15. Phase 3, randomized, double-blind, placebo-controlled multi-virus prevention trial design

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

Posoleucel Clinical Data— BKV Treatment in Kidney Transplant Patients

At the end of last year, we completed a proof-of-concept, multi-center, randomized, double-blind, placebo-controlled, Phase 2 trial evaluating posoleucel for the treatment of BKV in KT patients.

Phase 2 Study Design: BK Viremia Treatment in Kidney Transplant

End of study
Long-term follow-up in registry
Week
0
Dosing period
12
Follow-up
24
R 1:1:1
N=61
Posoleucel 4 × 10⁷ cells q7d × 3 weeks → Q14d × 9 weeks
Posoleucel 4 × 10⁷ cells q7d × 3 weeks → Q28d × 9 weeks
Placebo infusion q7d × 3 weeks → Q14d × 9 weeks

- Phase 2, multicenter, randomized, double-blind, placebo-controlled, multiple dosing interval, 2-period study
- Key eligibility criteria: adults with kidney transplant ≥28 days prior to enrollment, stratified by BK viral load
- Primary endpoint: safety and tolerability through Week 24
- Key secondary endpoint: reduction in BK viremia

ClinicalTrials.gov NCT04605484.

Figure 16. Phase 2, randomized, double-blind, placebo-controlled BK virus treatment in kidney transplant trial design

The primary endpoint of the posoleucel Phase 2 BKV treatment study in kidney transplant patients with BK viremia was the safety and tolerability of posoleucel versus placebo. Posoleucel was generally well tolerated in the study, with balanced safety across posoleucel dosing groups and placebo, and adverse events rates and severity consistent with the underlying patient population and background immunosuppression. Low rates of infusion reactions were observed in patients receiving posoleucel (2%) and those receiving placebo (5%). There were no deaths or reports of graft versus host disease or cytokine release syndrome. Emergence of donor-specific antibodies was uncommon and occurred with similar frequency in patients receiving posoleucel (7%) or placebo (5%). Three patients who received posoleucel were reported to have acute rejection per biopsy report by a central reader; none of these cases were assessed by the investigator as related to study drug.

The key secondary endpoint of the study was the change in BK viral load in patients receiving posoleucel versus those receiving placebo. The efficacy analysis excluded six patients in whom significant reductions in immunosuppression were made immediately prior to study entry. Posoleucel achieved greater viral load reductions versus placebo across all BK viral load measures. Antiviral responses among posoleucel patients increased over time, with maximal responses observed at Week 24. This clinically meaningful treatment effect was strongest among patients receiving posoleucel every two weeks and among those with high viral loads at study screening.

Clinical Development Plan

The topline data described above will inform next steps for this potential indication as well as our broader strategy in solid organ transplant patients.

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

There are currently no FDA- or EMA-approved antiviral therapies for prevention of multiple viral diseases or infections in SOT patients with one single therapy. Data from our ongoing multi-virus prevention study in allogeneic HCT patients and our Phase 2 study of kidney transplant patients with BK viremia will inform the potential for a POC study of posoleucel for multi-virus prevention in SOT patients.

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

PTLD can occur at any age and after all types of transplants, though allogeneic HCT patients are at particular risk. The median time to development of EBV-associated PTLD, or EBV-PTLD, after HCT is two to four months. Fever and lymphadenopathy are the most common symptoms and signs of EBV-PTLD and, if not treated, PTLD generally progresses rapidly to multi-organ failure and death. Off-label rituximab has been used to treat EBV-PTLD. However, response to rituximab is not universal and mortality remains high in rituximab-refractory patients. In December 2022, tabelecleucel received marketing authorization in Europe to treat patients with relapsed or refractory EBV-PTLD who have received at least one prior therapy; the cell therapy has not been approved in other regions at this time.

In our CHARMS trial, two evaluable patients with EBV infections were treated with posoleucel; the overall response rate to EBV by six weeks post-infusion was 100%.

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

In our CHARMS trial, three evaluable patients with HHV-6 infections were treated with posoleucel; the overall response rate by six weeks post-infusion was 100% (3/3). One additional patient was found to have chromosomal integration of HHV-6 and was excluded from the efficacy analyses.

Posoleucel Commercial Opportunity

There is an urgent medical need for therapies to treat a large number of patients suffering from viral diseases who currently have limited or no treatment options. We are focused on the global development and commercialization of posoleucel as we see a large opportunity to serve patients suffering from devastating viral diseases and infections worldwide.

For our initial launch indications for the treatment and prevention of viral diseases in HCT patients, we believe approximately 30% of our annual addressable patient population is in the United States, 35% in the European Union, 5% in Japan, and 30% in 11 other target markets in the rest of the world. We project the addressable transplant patient population for posoleucel for the treatment and prevention of our target viral diseases will be approximately 41,000 HCT patients annually in 2025. There is significant unmet demand for HCT procedures as a result of the lack of access to matched or unmatched stem cell donors. By treating and preventing viral diseases, we believe that posoleucel can address this unmet medical need by enabling more patients to benefit from a curative haploidentical HCT procedure, which represents the fastest growing subset of the existing allogeneic HCTs.

1—Posoleucel Treatment and Multi-Virus Prevention in Allogeneic HCT Patients

In 2019, approximately 38,000 allogeneic HCTs were performed in our target markets. We project this to grow by 3% annually to approximately 45,000 procedures per year by 2025 and estimate that approximately 41,000 allogeneic HCT patients will be eligible for posoleucel therapy for virus-associated HC, AdV and multi-virus prevention.

The observed incidence of virus-associated HC is 8-25% and 7-54% in pediatric and adult patients, respectively, and is higher after allogeneic HCT than after autologous HCT, particularly after haploidentical HCT with post-transplant exposure to cyclophosphamide as prophylaxis for GVHD. By 2025, we estimate there will be approximately 6,700 allogeneic HCT patients annually who develop virus-associated HC.

The incidence of AdV viremia is 32% among pediatric allogeneic HCT patients and 6% among adult allogeneic HCT patients. By 2025, we estimate there will be approximately 4,500 allogeneic HCT patients annually who develop AdV viremia.

Approximately 90% of all allogeneic HCT patients reactivate at least one of our six target viruses. By 2025, we estimate the addressable patient population for multi-virus prevention will be approximately 41,000 patients, inclusive of the addressable patient populations for virus-associated HC and AdV.

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

3—Posoleucel for Other Viruses Associated with Transplant and Immunocompromised Patients

We believe posoleucel can also address high unmet medical need in transplant patients with viral diseases associated with EBV, HHV-6, and JC viruses. EBV-PTLD is a severe complication after allogeneic HCT. PTLD was diagnosed in 4% of HCT patients. There are currently no FDA-approved therapies for patients with EBV-PTLD. Over 90% of individuals are infected with HHV-6 before the age of two. In over half of allogeneic HCT patients, HHV-6 is reactivated resulting in clinical manifestations such as encephalitis, delayed engraftment and an increased rate of GVHD leading to increased mortality. Up to 80% of the general population is seropositive for JCV. Rates of PML, the primary disease caused by JC virus, are elevated in HCT patients. The median survival time for HCT patients with PML is less than two years.

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

Treatment of Virus-Associated HC and Prevention of Multiple Infections Have Potential to Reduce Economic Burden of Disease While Improving Clinical Outcomes

Allo-HCT Recipients with vHC[1]
Mean Adjusted Total Reimbursements
With vHC
Without vHC
$800k
$600k
$400k
$200k
$0
*
*
$539k
$355k
$441k
$228k
With GVHD
Without GVHD

Allo-HCT Recipients with Multi-Virus Infections[2]
1 infection
2 infections
≥3 infections
No infection
$1000k
$800k
$600k
$400k
$200k
$0
*
*
$409k
$561k
$843k
$290K
$314k
$426k
$571k
$198k
With GVHD
Without GVHD

*p<0.0001. Least squares mean and 95% confidence intervals are shown for the adjusted reimbursements for each patient group. All reimbursed amounts in the insurance claims up to 1-year post-transplant were reported, including those for inpatient services and admission summaries, outpatient services and outpatient pharmaceutical dispensed claims.

1. McGuirk J, et al. *Transplant Cell Ther.* 2021;27:P505.E1-9; 2. Hill JA, et al. *Transplant Cell Ther.* 2022;28(9):619.e1-619.e8.

Figure 17. Real-world claims analysis confirms high economic burden of virus-associated HC and multiple viral infections

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

ALVR106 and ALVR109 VST Therapy for Respiratory Viruses

Acute respiratory tract infections due to respiratory viruses including RSV, influenza, PIV, hMPV and coronaviruses such as SARS-CoV-2, the virus that causes COVID-19, are a major public health problem. For example, RSV-induced bronchiolitis is the most common reason for hospital admission in children less than one year of age. The lack of approved antiviral agents to treat many respiratory viruses underscores the need for alternative treatment and prevention strategies.

We have two VST therapy candidates to target devastating respiratory viruses: ALVR106, an allogeneic off-the-shelf multi-virus-specific T-cell therapy for RSV, influenza, PIV, and hMPV, and ALVR109, an allogeneic, off-the-shelf VST therapy for SARS-CoV-2. We also amended our then-existing sponsored research agreement with BCM, which we refer to as the BCM SRA, to support their work on the initial discovery and development of allogeneic, off-the-shelf, virus specific T-cell therapies to combat SARS-CoV-2.

ALVR106: VST Therapy for the Treatment of Patients with Respiratory Viruses

We are developing ALVR106 as an allogeneic, off-the-shelf VST therapy designed to treat or prevent four common respiratory viruses, RSV, influenza, PIV, and hMPV. A Phase 1/2 POC clinical trial of ALVR106 to target severe respiratory diseases in high-risk populations is ongoing.

ALVR106 Offers Potent, Selective Antiviral Activity Against Respiratory Viruses of Significant Concern for HCT Patients[1-3]

URTI
hMPV
Influenza
PIV
RSV

- Present in up to 40% of allo-HCT patients
- **No or limited care options**

- Approximately 50% progress to LRTI
- **20–45% mortality rate** in this LRTI population

LRTI

LRTI = lower respiratory tract infection; URTI = upper respiratory tract infection.

1. Ison M, Hirsch H. *Clin Microbiol Rev* 2019;32:e00042-19; 2. Versluys AB, Boelens JJ. *Front Microbiol* 2018;9:2795; 3. Piñana J, et al. *J Infect* 2020;80:333-41.

Figure 18. Consequences to high-risk patients with respiratory virus infections

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

Figure 19. ALVR106 has selective antiviral activity against target viruses, leaving non-virus infected targets intact

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

Clinical Development Plan

A Phase 1/2 clinical trial of posoleucel in autologous and allogeneic HCT patients with respiratory viral diseases is enrolling patients in the U.S. This POC trial is a Phase 1/2, double-blind, placebo-controlled, dose escalation and expansion trial of ALVR106 in addition to standard of care to assess safety and efficacy of ALVR106.

ALVR106 POC Study Design

Part A: Dose Escalation
Dose
Primary Efficacy Endpoint
Week
0
1
4
Follow-up
52
ALVR106
Dose escalation
R 3:1
N=16–32
Placebo infusion
Safety review allows for start of next patient / dose cohort
Part B: Efficacy Expansion
Dose
Primary Efficacy Endpoint
0
4
Follow-up
52
ALVR106
Dose selected from Part A
R 2:1
N=45
Placebo infusion

- Phase 1/2, double-blind, placebo-controlled, dose escalation and expansion study
- Key eligibility criteria: HCT recipients 17–75 years with hMPV, influenza, PIV or RSV detected, and new respiratory symptoms ≤4 days before screening
- Primary efficacy endpoint: reduction in viral load
- Part B to begin following Part A safety and efficacy review

ClinicalTrials.gov NCT04933968.

Figure 20. AVLR106 Phase 1/2 POC trial design

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

ALVR109

ALVR109 is a SARS-CoV-2-specific T-cell product candidate comprised of polyclonal (CD4+ and CD8+) VSTs that is generated from healthy, eligible seropositive donors and targets immunogenic viral antigens. As illustrated below, preclinical in vitro data developed pursuant to the BCM SRA indicated that ALVR109 demonstrated selective cytolytic activity against target cells presenting SARS-CoV-2 antigens while leaving non-virus infected targets intact. Preclinical data presented at IDWeek 2021 demonstrate that ALVR109 provides antiviral activity and coverage against multiple SARS-CoV-2 variant strains.

Figure 21. ALVR109 has demonstrated selective cytolytic activity against SARS-CoV-2 while leaving non-virus infected targets intact

In recent publication, ALVR109 was well-tolerated and was associated with clinical improvement in four transplant and non-transplant patients, with cells that expanded and persisted post-infusion. Positive reports of ALVR109 compassionate use in immune-compromised patients also have been published and presented, including presentations at the 2022 American Transplant Congress, providing important insight into the potential utility of a virus-specific T cell approach to treating respiratory viruses in immunocompromised patients.

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

POC for the potential of adoptive T cell therapy to achieve functional HBV cure has already been established. A Taiwanese study published in Blood in 2005 demonstrated that 65% of chronic hepatitis B patients who underwent allogeneic HCT transplantation and received cells from a donor with natural HBV immunity, achieved functional HBV cure post-transplant.

ALVR107

ALVR107 is an allogeneic, off-the-shelf VST therapy designed to cure patients with HBV. ALVR107 is comprised of a bank of VSTs manufactured from eligible third-party healthy donors who are pre-screened for infectious agents and disease risk factors. These donors are chosen to reflect and accommodate the HLA diversity of the patient population.

Clinical Development Plan

Preclinical and IND-enabling studies of ALVR107 to treat and cure HBV were completed in 2022 to support advancement into a POC study. The company expects to initiate clinical development of ALVR107 after completion of the posoleucel Phase 3 registrational studies.

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

Cell Therapies

There are currently no FDA-approved cell therapies for treating or preventing the viral diseases and infections we are targeting. Atara Biotherapeutics, Inc.’s Ebvallo™ (tabelecleucel), an off-the-shelf, allogeneic T-cell immunotherapy, for HCT and SOT patients with EBV+PTLD (EBV-associated post-transplant lymphoproliferative disease), received European marketing authorization in December 2022.

Antivirals

There are currently no FDA or EMA-approved antiviral therapies for treating most viral diseases and infections in the post-transplant setting, and current antiviral therapies are associated with significant toxicity, including renal insufficiency and bone marrow suppression. Despite the availability of antivirals for some of the viral diseases we are targeting, patients continue to experience high levels of morbidity and mortality. Additionally, the effectiveness of these antivirals is limited due to the emergence of drug resistance. Similarly, there are limitations to prophylactic approaches, such as vaccines, which may not work well in immunosuppressed patients, the elderly, and the very young who are unable to mount an effective immune response. The antiviral therapies currently available for the indications we are targeting with our allogeneic, off-the-shelf VST therapy candidates are listed below. Unless otherwise noted, there are no antiviral therapies approved by the FDA for the treatment or prevention of the viral diseases we are targeting:

Posoleucel: With the exception of valganciclovir, ganciclovir and letermovir for the prevention of CMV disease, and maribavir for the treatment of refractory CMV infection/disease, there are no products FDA-approved for the treatment of AdV, EBV, BKV, HHV-6, or CMV infections or their consequent diseases in allogeneic HCT or SOT patients. Furthermore, there are currently no FDA- or EMA-approved antiviral therapies for the prevention of multiple-viral diseases or infections in transplant patients. Cidofovir is sometimes used off-label for the treatment of BKV-associated HC and AdV infections in HCT patients. Additionally, Vera Therapeutics has completed a Phase 2 clinical trial for MAU868 for the treatment of BKV in KT patients and is exploring the development of MAU868 for the treatment of BKV cystitis in HCT recipients. Memo Therapeutics’ MTX-005, a therapeutic antibody candidate, is in Phase 1 development for the treatment of BKV infection in renal transplant patients. Helocyte, Inc. is conducting Phase 2 clinical trials of its Triplex vaccine to control CMV infections in HCT patients. Rituximab, an approved antiviral treatment for rheumatoid arthritis and B-cell non-Hodgkin’s lymphoma, is used off-label for the treatment of EBV infections in HCT and SOT patients. Brincidofovir, a lipid conjugate of cidofovir, is in early development by SymBio Pharmaceuticals for the treatment of adenoviral disease after allogeneic HCT. AiCuris has in early development AIC468 to prevent BK viral infection in transplanted kidneys. Finally, intravenous immunoglobulin (IVIG) has been explored for the prevention and treatment of BKV associated nephropathy in renal transplant patients, but not in HCT patients. Even in renal transplant patients, there is limited efficacy data for IVIG to support routine use.

ALVR106: The FDA has approved ribavirin (aerosol) to treat RSV infections in children and pavilizumab to treat RSV infections in children younger than two years old. Ribavirin is also used off-label for the treatment or prevention of RSV infections in HCT and SOT patients and PIV infections and hMPV infections in HCT patients. AstraZeneca is conducting a Phase 2 clinical study of nirsevimab to treat RSV infections in immunocompromised children. Certain approved antiviral medications, including oseltamivir, zanamivir, baloxavir and peramivir, are used to treat influenza infections in HCT and SOT patients. Ansun BioPharma, or Ansun, is conducting Phase 2 clinical trials of DAS181 to treat influenza infections. Several vaccines are FDA-approved and in clinical development for the prevention of influenza infections. Ansun is also conducting Phase 3 clinical studies of DAS181 to treat PIV infections in immunocompromised patients.

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

As of January 18, 2023, our patent portfolio includes ten patent families exclusively in-licensed from Baylor College of Medicine, or BCM, in our field (one of which is co-owned by AlloVir). These families include issued and pending patents related generally to our allogeneic, off-the-shelf, single and multi-VST cell therapies, our clinical product candidates posoleucel, ALVR106 and ALVR109, various pre-clinical product candidates including ALVR107 and ALVR108, and our current clinical and backup processes for generating VST-cell products and banks. Specifically, we exclusively in-license at least four issued U.S. patents, 54 patents issued in foreign jurisdictions, and 80 patent applications pending worldwide. Our issued patents are expected to expire between 2030 and 2033, and any patents that may issue from our pending patent applications are expected to expire between 2030 and 2042, absent any patent term adjustments or extensions. As to the patent term extension to restore patent term lost during product development and the FDA regulatory review process, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval.

Our portfolio related to our posoleucel product candidate includes two patent families directed to multi-VST compositions and methods of making and using such compositions therapeutically. The first family includes two issued U.S. patents with claims directed to our clinical and backup methods of making multi-VST cell lines and related patent applications are pending in the U.S. and Europe. Patents in this family are expected to expire in 2030, absent any patent term adjustments or extensions. The second family includes one issued U.S. patent with claims directed to methods of making posoleucel, one issued European patent with claims directed to methods of making multi-VST compositions including posoleucel and ALVR106, and a second issued European patent with claims directed to compositions of multi-VST compositions including posoleucel and ALVR106, made via such methods. The first European patent is validated in 19 European states, and the second in 21 European States, each including Denmark, France, Germany, Spain and the UK. Related patent applications are pending in the U.S. and in Europe. Patents in this family are expected to expire in 2033, absent any patent term adjustments or extensions as noted above.

Our portfolio related to our ALVR106 product candidate includes the two patent families discussed above with respect to posoleucel as well as a patent family directed to the ALVR106 product and methods of making and using the same therapeutically. This patent family includes one U.S. pending patent application and 14 pending patent applications in foreign jurisdictions including Australia, Canada, China, Europe, and Japan. Any patents that may issue from this patent application are expected to expire in 2040, absent any patent term adjustments or extensions.

Our portfolio licensed from BCM also includes a patent family related to our ALVR109 product candidate and methods of treating COVID-19 and other coronavirus infections using the same. This patent family includes one U.S. pending patent application, and 4 pending patent applications in foreign jurisdictions including Canada, Europe, Japan, and Taiwan. Any patents that may issue from the patent applications in this family are expected to expire in 2041, absent any patent term adjustments or extensions.

Our portfolio licensed from BCM also includes two pending U.S. provisional patent applications, one pending PCT application, and one pending application in Taiwan related to VST compositions, including our ALVR107 and ALVR108 product candidates, and methods of making and using the same therapeutically. Any patents that may issue from the patent applications in this family are expected to expire in 2042, absent any patent term adjustments or extensions.

Our portfolio further includes other patent families related to our VST technologies. For example, our portfolio includes one patent family with one U.S. pending patent application and 15 pending patent applications in foreign jurisdictions including Australia, Canada, China, Europe, and Japan, and relates to our process of selecting donors for VST generation and our methods of matching patients with suitable VST-cell lines; one patent family with one pending U.S. application and 13 pending applications in foreign jurisdictions including Australia, Canada, China, Europe, and Japan, and relates to methods for the prophylactic treatment of viral infections; one patent family with one issued U.S. patent, three issued foreign patents, and pending patent applications in the U.S. and foreign jurisdictions including Australia, Canada, China, Europe, and Japan, and is directed to methods of identifying peptides that are likely to be immunogenic; one patent family including one pending PCT application and pending applications in foreign jurisdictions directed to universal antigen-specific T cells compositions and methods of making and using the same; and one patent family including 11 issued patents (including a European patent validated in 7 European states) and 3 pending patent applications with claims directed to methods of rapidly expanding T-cells. Patents in the T-cell expansion family are expected to expire in 2032, and any patents that may issue from the immunogenicity family, the donor selection family, the methods for prophylactic treatment family, or the universal antigen-specific T cell family are expected to expire in 2036, 2040, 2040, and 2041, respectively, absent any patent term adjustments or extensions.

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

Sponsored Research, Collaboration, License and Other Agreements

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

Collaboration Agreement with BCM

In November 2020, we entered into a Research Collaboration Agreement, or the Research Agreement, with BCM, under which we agreed to pay BCM for performing certain research activities under the direction of Dr. Ann Leen commencing on January 1, 2021, and continuing for a three-year period thereafter. The Research Agreement requires us to make payments to BCM totaling approximately $2.0 million per year, for a total of $6.0 million over the term of the Research Agreement.

Redeemable Preferred Stock Redemption Agreement

In September 2018, we entered into a redeemable preferred stock redemption agreement, or Redemption Agreement, to redeem shares of our Series A1 convertible preferred stock held by certain investors, including executive officer Ann Leen, director and former executive officer Juan Vera and entities affiliated with director, Malcolm Brenner and former director, John Wilson (or their affiliates). Pursuant to the Redemption Agreement, for a period of 20 years from the date of the first commercial sale of Viralym-M by us, we are obligated to make earnout payments to such investors on at least an annual basis. The earnout payments will be 10% of our net sales of Viralym-M, which number will be reduced to a high single-digit percentage if certain events occur. Specifically, royalties due to third parties for the sale of Viralym-M are subtracted from the earnout payments due to the investors. Further, if the investors receive at least $50,000,000 in earnout payments from us during the three-year period after the first commercial sale of Viralym-M, the earnout payment percentage will be reduced.

Manufacturing

Our versatile VST manufacturing platform supports the rapid, robust and scalable generation of single- and multi-virus specific cell therapeutic candidates for clinical use. We leverage Cytokin™, our proprietary algorithm to select donors from whom to generate VSTs such that there is broad patient HLA coverage through an efficient set of donors. Virus-specific T-cells from individual healthy seropositive donors are expanded in a fully good manufacturing practices, or cGMP, compliant process, which is scaled to produce hundreds of patient doses from each manufacturing run. Our VST cell therapies are maintained in a cryopreserved state ready for “off-the-shelf” use. Cytomatch™, our proprietary algorithm for HLA matching, identifies the best VST cell line for each patient. In combination, these elements allow us to efficiently build our global supply chain to serve a growing number of patients who could benefit from our highly innovative off-the-shelf VST therapy candidates.

To facilitate investigational product supply for our posoleucel and ALVR106 clinical trials, we manufacture posoleucel and ALVR106 at external cGMP CMOs and leverage a network of cGLP contract testing laboratories. We believe this approach for our clinical product candidates is most cost-effective at our current clinical phase and production scale and has allowed us to rapidly prepare for clinical trials in accordance with our development plans.

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

• preparation of and submission to the FDA of a biologics license application, or BLA, for marketing approval that includes sufficient evidence of establishing the efficacy, safety, purity, and potency of the proposed biological product for its intended indication, including from results of nonclinical testing and clinical trials;

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

Before testing any biological product candidate, in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, may include laboratory evaluations of product biological characteristics, chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs, if applicable.

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

Clinical trials involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators who generally are physicians not employed by, or under, the control of, the trial sponsor. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur.

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

Some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee, or DSMB. This group provides authorization as to whether or not a trial may move forward at designated check points based on data from the ongoing study that are available to the DSMB members.

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

In some cases, FDA may require, or firms may voluntarily pursue, post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor, acting on its own or based on a recommendation from the sponsor’s data safety monitoring board, may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.

Concurrent with clinical trials, companies may complete additional animal studies and also must develop additional information about the physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP and as applicable CGTP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHS Act emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

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

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the FDA accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review to determine if it is substantially complete before the FDA accepts it for filing. In most cases, the submission of a BLA is subject to a substantial application user fee, although the fee may be waived under certain circumstances. Under the performance goals and policies implemented by the FDA under the Prescription Drug User Fee Act, or PDUFA, for original BLAs, the FDA targets ten months from the date FDA files the application (i.e., the filing date) in which to complete its initial review of a standard application and respond to the applicant, and six months from the filing date for an application granted priority review by FDA. The FDA does not always meet its PDUFA goal dates, and the review process is often significantly extended by FDA requests for additional information or clarification.

Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, pure and potent, for its intended use, and whether the product is being manufactured in accordance with cGMP to ensure its continued safety, purity and potency. The FDA may refer applications for novel biological products or biological products that present difficult or novel questions of safety, efficacy, or quality to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure the safe use of the biological product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

Before approving a BLA, the FDA typically will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Where applicable, the FDA also will not approve the product if the manufacturer is not in compliance with the CGTPs. These are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue-based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human patient. The primary intent of the CGTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through appropriate screening and testing. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND study requirements and GCP requirements. To ensure cGMP, CGTP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production and quality control.

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

Additionally, a product candidate may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on an intermediate clinical endpoint other than survival or irreversible morbidity, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials with due diligence and, under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. In addition, for products being considered for accelerated approval, unless otherwise informed by the FDA, the FDA generally requires, that all advertising and promotional materials intended for dissemination or publication within 120 days following marketing approval be submitted to the agency for review during the pre-approval review period, and that after 120 days following marketing approval, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product.

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

Biological product manufacturers and other entities involved in the manufacture and distribution of approved biological products, and those supplying products, ingredients, and components of them, are required to register their establishments with the FDA and certain state agencies, and they are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Additionally, discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

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

The requirements and processes governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. It will overhaul the current system of approvals for clinical trials in the European Union. Specifically, the new Clinical Trials Regulation, which will be directly applicable in all Member States (meaning that no national implementing legislation in each European Union Member State is required), aims at simplifying and streamlining the approval of clinical trials in the European Union. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications. It is expected that the new Clinical Trials Regulation will come into effect following confirmation of full functionality of the Clinical Trials Information System, the centralized European Union portal and database for clinical trials foreseen by the new Clinical Trials regulation, through an independent audit, which is currently expected to occur in January 2023.

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

PRIME Designation

In March 2016, the European Medicines Agency, or EMA, launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority Medicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation, where the marketing authorization application will be made through the centralized procedure. Eligible products must target conditions for which where is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EEA or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated Agency contact and rapporteur from the Committee for Human Medicinal Products, or CHMP, or Committee for Advanced Therapies are appointed early in PRIME scheme facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

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

In the United States and in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments such as cell or gene therapy products. Sales of these or other product candidates that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization.

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

Other Healthcare Laws and Compliance Requirements

In the United States, our current and future operations are subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, CMS, other divisions of the United States Department of Health and Human Service, or HHS, (such as the Office of Inspector General, Office for Civil Rights and the Health Resources and Service Administration), the U.S. Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. Our clinical research, sales, marketing and scientific/educational grant programs may be subject to the following laws, each as amended, as applicable:

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

•
the federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, and its implementing regulations, which require applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;
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

On December 2, 2020, the United States Department of Heath and Human Service, or HHS, published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers (PBMs), unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between PBMs and manufacturers. Implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and PBM service fees are currently under review by the current U.S. presidential administration and may be amended or repealed. Further, on December 31, 2020, CMS published a new rule, effective January 1, 2023, requiring manufacturers to ensure the full value of co-pay assistance is passed on to the patient or these dollars will count toward the Average Manufacturer Price and Best Price calculation of the drug. On May 21, 2021, PhRMA sued the HHS in the U.S. District Court for the District of Columbia, to stop the implementation of the rule claiming that the rule contradicts federal law surrounding Medicaid rebates. It is unclear how the outcome of this litigation will affect the rule. On May 17, 2022, the U.S. District Court for the District of Columbia granted PhRMA’smotion for summary judgement invalidating the Accumulator Rule. We cannot predict how the implementation of and any further changes to this rule will affect our business. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current U.S. presidential administration may reverse or otherwise change these measures, both the current U.S. presidential administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

Additionally, a California ballot initiative, the California Privacy Rights Act, or “CPRA,” was passed in November 2020 and became effective starting on January 1, 2023. The CPRA imposes additional obligations on companies covered by the legislation and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA, as modified by the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

Certain other states, including Colorado, Connecticut, Utah and Virginia have passed laws comprehensive consumer privacy laws that impose similar privacy obligations and we also expect anticipate that more states to may enact legislation similar to the CCPA. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

The collection, use, storage, disclosure, transfer, or other processing of personal information regarding individuals in the European Economic Area, or EEA, including personal health data, is subject to the EU GDPR, which became effective on May 25, 2018. Following the United Kingdom's ("UK") withdrawal from the EU ("Brexit"), the EU GDPR has been incorporated into UK laws ("UK GDPR" and together with the EU GDPR, "GDPR"). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union and the UK, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Despite Brexit, the EU and UK GDPR remain largelyaligned.Currently, the most impactful point of divergence relates to transfer mechanisms (i.e., the ability for EU/UK companies to transferpersonal information to third countries, including the United States), because it requires us to implement a variety of different contractual clauses approved by EU or UK regulators. This complexity and the additional contractual burden increases our overall risk exposure. There may be further divergence in the future, including with regard to administrative burdens. The UK has announced plans to reform the country’s data protection legal framework in its Data Reform Bill, which will introduce significant divergence from the EU GDPR. Compliance with the EU GDPR and UK GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European or UK activities.

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

Since its enactment, there have been judicial, Congressional and executive challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021, through August 15, 2021, for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

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

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. The Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013, and, due to legislation amendments to the statute, including the Bipartisan Budget Act of 2018, or BBA, will stay in effect through 2030, unless additional Congressional action is taken. However, the Medicare sequester reductions under the Budget Control Act have been suspended from May 1, 2020, through March 31, 2022, due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction began April 1, 2022 and remained through June 30, 2022. The 2% payment reduction resumed on July 1, 2022. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In December 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of the federal district court litigation regarding the method CMS uses to determine this risk adjustment. Since then, the ACA risk adjustment program payment parameters have been updated annually. In addition, CMS published a final rule that would give states greater flexibility, as of 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to request access to certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of these changes on the regulatory approvals of our product candidates, if any, may be. In the U.S., the European Union and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices for certain products in certain markets. For example, in the U.S., there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At a federal level, President Biden signed an Executive Order on July 9, 2021, affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further on November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on August 6, 2021, CMS announced a proposed rule to rescind the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. This deadline was pushed back to January 1, 2027 by the Bipartisan Safer Communities Act. The Inflation Reduction Act of 2022, or the IRA, further delayed implementation of this rule to January 1, 2032. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

In August 2022, the IRA was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The effect of IRA on our business and the healthcare industry in general is not yet known. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. Federal Government will pay for healthcare drugs and services, which could result in reduced demand for our drug candidates or additional pricing pressures.

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

Human Capital

As of December 31, 2022, we had 106 full-time employees, including 20 with Ph.D. or M.D. degrees, and 80 who are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Since the beginning of the COVID-19 pandemic, several vaccines for COVID-19 have received Emergency Use Authorization by the U.S. Food and Drug Administration, or the FDA, and a number of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

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
•
establishing and maintaining adequate supply of our product candidates, including third-party donor starting material for global clinical trials, raw materials used in the manufacturing process, manufacturing capacity and release testing capacity;
•
establishing and qualifying redundant supplies for critical starting materials including third-party donor material, cell culture media, peptides, cytokines, human AB serum and drug product final formulation buffer;
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

We have not obtained regulatory approval for any of our product candidates, including our clinical-stage product candidates, posoleucel and, ALVR106. Our business is substantially dependent on our ability to obtain regulatory approval for, and, if approved, to successfully commercialize our product candidates in a timely manner.

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

In addition, the clinical trial requirements of the FDA, the European Medicines Agency, or the EMA, and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates, such as our novel multi-VST-cell therapy, can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. There are currently no FDA approved cell-based therapies for the treatment of viral diseases, including those that our product candidates are designed to target. Moreover, our product candidates may not perform successfully in clinical trials or may be associated with adverse events.

Risks Related to the Industry

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for biological products, or biologics, or modifications to approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

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

Regulatory requirements governing the development of gene therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Therapeutic Products, or OTP, within the CBER, to consolidate the review of gene therapy and related products, and to advise the CBER on its review. In addition, under guidelines issued by the National Institutes of Health, or NIH, gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. Before a clinical trial can begin at any institution, that institution’s institutional review board, or IRB, and its IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Moreover, serious adverse events or developments in clinical trials of gene therapy product candidates conducted by others may cause the FDA or other regulatory bodies to initiate a clinical hold on our clinical trials or otherwise change the requirements for approval of any of our product candidates. Although the FDA decides whether individual cell and gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.

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

We may experience delays in our ongoing or future clinical trials and we do not know whether clinical trials will begin or enroll subjects on time, will need to be redesigned or will be completed on schedule, if at all, such as on account of the COVID-19 pandemic and its impact at clinical trials sites or on the third-party service providers on whom we rely. In July 2020, the Investigational New Drug, or IND that Baylor College of Medicine, or BCM, submitted for ALVR109 was placed on clinical hold for safety concerns related to the quality of ancillary reagents unique to ALVR109. The FDA subsequently lifted this clinical hold and cleared the IND for ALVR109 but there can be no assurance that the FDA or comparable foreign regulatory authorities will not put clinical trials of any of our product candidates on clinical hold in the future. Any inability to commence or complete our planned clinical trials of our product candidates as a result of a clinical hold or otherwise, will delay or terminate our clinical development plans for our product candidates, may require us to incur additional clinical development costs and could impair our ability to ultimately obtain FDA approval for our product candidates. Clinical trials may be delayed, suspended or prematurely terminated for a variety of other reasons, such as:

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

Interim, “topline” or preliminary data from our clinical trials that we may announce or share with regulatory authorities from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may announce or share with regulatory authorities interim “topline” or preliminary data from our clinical trials, such as the June 2022 announcement of preliminary results for our Phase 2 posoleucel study for the treatment of BK virus, or BKV, in adult kidney transplant recipients, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Preliminary or “topline” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously announced. As a result, interim, “topline,” and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary, “topline,” or interim data and final data could impact the regulatory approval of, and significantly harm the prospects for any product candidate that is impacted by the applicable data.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our business in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the interim, “topline,” or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidates, our business, operating results, prospects or financial condition may be harmed.

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

We may not be able to obtain or maintain orphan drug designation to our product candidates, or to obtain and maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

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

A company may request RMAT designation of its product candidate, which designation may be granted if the product meets the following criteria: (1) it is a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and potential eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites post-approval, if appropriate. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence (such as electronic health records); through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy. Under FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of approval for a product granted accelerated approval. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period. There can be no assurance that the FDA would allow any of the product candidates we may develop to proceed on an accelerated approval pathway, and even if the FDA did allow such pathway, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. Moreover, even if we received accelerated approval, any post-approval studies required to confirm and verify clinical benefit may not show such benefit, which could lead to withdrawal of any approvals we have obtained. Receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.

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

Even if we obtain regulatory approval for a product candidate, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, materials and facilities, qualification testing, quality control, further development, labeling, packaging, storage, distribution, post-approval clinical data, adverse event reporting, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-marketing information. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and product listing, as well as continued compliance by us and/or our contract manufacturing organizations, or CMOs, and CROs for any post-approval clinical trials that we conduct. The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may require labeling changes or establishment of a REMS, impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

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

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to commercialize any product successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. For more information regarding the risks related to insurance coverage and reimbursement please see “Business – Government Regulation – Coverage and Reimbursement.”

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

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell any product candidates for which we obtain regulatory approval. The U.S. government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government- paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Additional changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges and fraud and abuse and enforcement. Continued implementation of the Affordable Care Act, or ACA, and the passage of additional laws and regulations may result in the expansion of new programs, such as Medicare payment for performance initiatives, and may impact existing government healthcare programs, such as by improving the physician quality reporting system and feedback program. For more information regarding the risks related to recently enacted and future legislation please see “Business – Government Regulation – Healthcare Reform.”

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare drugs and services, which could result in reduced demand for our drug candidates or additional pricing pressures. Individual states in the U.S.have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our current and future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research and would market, sell and distribute our products. As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. For more information regarding the risks related to these laws and regulations please see “Business – Government Regulation – Other Healthcare Laws and Compliance Requirements.”

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Even if precautions are taken, it is possible that governmental authorities will conclude that our business practices could, despite efforts to comply, be subject to challenge under current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, reputational harm and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect our business in an adverse way.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including David Hallal, our Chairman and former Chief Executive Officer, Diana Brainard, our Chief Executive Officer, Vikas Sinha, our President and Chief Financial Officer, and Ann Leen, our Chief Scientific Officer. While we expect to engage in an orderly transition process as we integrate newly appointed officers and managers, such as Diana Brainard who was appointed Chief Executive Officer effective May 17, 2021, we face a variety of risks and uncertainties relating to management transition, including diversion of management attention from business concerns, failure to retain other key personnel or loss of institutional knowledge. In addition, the loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development and harm our business. For example, Dr. Leen is a Professor at Baylor College of Medicine and is also a co-founder of Marker Therapeutics. There could be a diversion of attention with an increased focus on her other service obligations and such a loss of her services to us could result in delays of our product development and impact our operations. Additionally, some of our executive officers, directors and other personnel split their time between AlloVir and ElevateBio. For instance, David Hallal serves as Chief Executive Officer of ElevateBio and Chairman of both AlloVir and ElevateBio, and Vikas Sinha serves as Chief Financial Officer of both AlloVir and ElevateBio. As a result, these individuals may not be able to devote their full attention to us, which could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy.

We conduct our operations at our facilities in Waltham, Massachusetts, Houston, Texas and Dublin, Ireland. Each of those regions serve as headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. Changes to U.S. immigration and work authorization laws and regulations, including those that restrain the flow of scientific and professional talent, can be significantly affected by political forces and levels of economic activity. Our business may be materially adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes and goals or projects involving personnel who are not U.S. citizens.

To encourage valuable employees to remain at our company, in addition to salary and cash incentives, we have provided restricted stock and stock options that vest over time and offer an employee stock purchase plan. The value to employees of restricted stock and stock options that vest over time, as well as shares purchased through an employee stock purchase plan, may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

Certain of our directors and officers may have actual or potential conflicts of interest because of their positions with ElevateBio.

David Hallal, our Executive Chairman and former Chief Executive Officer, also serves as the Chairman and Chief Executive Officer of ElevateBio, and Vikas Sinha, our President and Chief Financial Officer, also serves as the Chief Financial Officer of ElevateBio. Ansbert Gadicke and Morana Jovan-Embiricos, two members of our board of directors, also serve as directors of the board of directors of ElevateBio. In addition, certain of these individuals own equity interests in ElevateBio, which may represent a significant portion of these individuals’ net worth. Although, we have adopted a written related party transactions policy that such transactions must be approved by our audit committee, their positions at ElevateBio and the ownership of any ElevateBio equity or equity awards creates, or may create the appearance of, conflicts of interest when we ask these individuals to make decisions that could have different implications for ElevateBio than the decisions have for us.

We may need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2022, we had 106 employees. As our development and commercialization plans and strategies develop, and as we begin operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. In particular, we may need to add substantial additional personnel and other resources to support our development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Unused U.S. federal tax losses for tax years beginning before January 1, 2018 and prior tax years will carry forward to offset future taxable income, if any, until such unused losses expire. Unused U.S. federal tax losses generated for tax year beginning after December 31, 2017 will not expire and may be carried forward indefinitely, and generally may not be carried back to prior taxable years, except that, under the CARES Act, net operating losses generated in 2018, 2019 and 2020 may be carried back to each of the five tax years preceding the tax years of such losses. Additionally, for taxable years beginning after December 31, 2020, the deductibility of such U.S. federal net operating losses is limited to 80% of our taxable income in any future taxable year. In addition, both our current and our future unused U.S. federal and state tax losses and unused U.S. federal and state research and development tax credits may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2022, we reported U.S. federal and state net operating loss carryforwards of approximately $0 million and $3.6 million, respectively, federal and state research and development tax credit carryforwards of $6.6 million and $1.3 million, respectively, and federal orphan drug credit carryforwards of $4.8 million. Our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us.

As of December 31, 2022, we reported foreign net operating loss carryforwards of $72.9 million. Our ability to utilize those net operating loss carryforwards are dependent upon our generation of future taxable income

Unstable market, economic or geopolitical conditions may have serious adverse consequences on our business, financial condition and stock price.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses were $168.7 million and $172.0 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $465.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

We anticipate that our expenses will increase substantially if and as we:

•
continue to conduct clinical trials for our lead product candidate, posoleucel, for our initial and potential additional indications;
•
initiate and continue research, preclinical and clinical development efforts for our additional product candidates, including ALVR106 and ALVR107 and any future product candidates we may develop;
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

Our expenses could increase beyond our expectations if we are required by the U.S. Food and Drug Administration, or FDA, or other regulatory authorities to perform clinical trials in addition to those that we currently expect, if there are any delays in establishing appropriate manufacturing arrangements for our product candidates, or if we experience delays in the completion of our clinical trials or the development of any of our product candidates for any reason, including as a result of the COVID-19 pandemic.

We have a limited operating history, which may make it difficult to evaluate the success of our business to date and to assess our future viability.

Our company was formed in August 2013. Since inception, we have devoted substantially all of our resources on raising capital, organizing and staffing our company, business planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing posoleucel, ALVR106, and other product candidates and preparing for clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. We have financed our operations primarily through private placements of our preferred stock, our initial public offering, or IPO, in August 2020 and our registered direct offering in July 2022. We have not yet demonstrated our ability to successfully complete any Phase 3 clinical trials, obtain regulatory approval, consistently manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for the successful commercialization of any of our product candidates. In addition, the allogeneic, off-the-shelf, multi-virus specific T approach of our cell therapies is new and largely unproven. Any predictions about our future success, performance or viability, particularly in view of the rapidly evolving immunotherapy field, may not be accurate given our limited operating history and lack of approved products.

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

We had cash, cash equivalents and short-term investments of $233.8 million as of December 31, 2022. We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Any of our current or future license agreements may also be terminated if we are unable to meet the payment or other obligations under the agreements.

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

In addition, we need to conduct significant development and scale-up work to transfer these processes and manufacture each of our product candidates for various studies, clinical trials and commercial launch readiness. To the extent we elect to transfer manufacturing within our network, we are required to demonstrate that the product manufactured in the new or “receiving” facility is comparable to the product manufactured in the original or “sending” facility. The inability to demonstrate to each of the applicable regulatory authorities that comparable drug product was manufactured could delay the development of our product candidates. Additionally, the manufacturing facilities in which our product candidates will be made could be adversely affected by earthquakes and other natural disasters, equipment failures, labor shortages, power failures, and numerous other factors.

The processes by which our product candidates are manufactured were initially developed by our partners for clinical purposes. We are advancing the existing processes to support advanced clinical studies and commercialization. Developing commercially viable cell therapy manufacturing processes is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical studies or commercialization, including cost overruns, potential problems with process scale-up, process reproducibility, process comparability, stability issues, consistency and timely availability of reagents or raw materials. The manufacturing facilities in which our product candidates will be made could be adversely affected by earthquakes and other natural disasters, equipment failures, labor shortages, power failures, and numerous other factors. In the case of highly innovative advanced therapy medicinal products (ATMP), reagents and raw materials of optimal pharmaceutical grade are not always available and, in those cases, health agencies must grant exemptions as part of the registration process. If such exemptions are not granted, regulatory approvals may be delayed until such time as these requirements are met.

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

To meet our projected supply needs for clinical and commercial materials to support our activities through regulatory approval and commercial manufacturing of posoleucel and ALVR106 or any future product candidates resulting from our allogeneic T cell immunotherapy platform, we will need to transition the manufacturing of these materials to a CMO or our own facility. Regardless of where production occurs, we will need to develop relationships with suppliers of critical starting materials or reagents, increase the scale of production and demonstrate comparability of the material produced at these facilities to the material that was previously produced. Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time. In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility. We would expect additional comparability work will also need to be conducted to support the transfer of certain manufacturing processes and process improvements. We cannot be certain that all relevant know-how and data has been adequately incorporated into the manufacturing process until the completion of studies and the related evaluations intended to demonstrate the comparability of material previously produced with that generated by our CMO.

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

In Europe, expected by the end of 2023, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. It is our initial belief that the UPC, while offering a cheaper streamlined process, has potential disadvantages to patent holders, such as making a single European patent vulnerable in all jurisdictions when challenged in a single jurisdiction.

In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have predominately primary place of business or profit-making activities in the U.S. and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 74% of our common stock as of December 31, 2022. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which will require, among other things, that we file with the SEC annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We conduct our primary operations out of leased space in Waltham, MA, which is intended for general office, research and development, laboratory use, and light manufacturing. Our Waltham, Massachusetts property is comprised of a lease with BP Bay Colony, LLC and a sublease of office space with AMAG Pharmaceuticals, Inc. We have rights to the leased space in Waltham through July 30, 2030. We also lease an office space containing a one room suite with workplace capacity for six individuals, which is located in Houston, Texas. This lease will terminate effective March 31, 2023. We additionally lease an office space containing a one room suite with workplace capacity for four individuals located in Dublin, Ireland. This lease expires on December 31, 2023. We believe that our current facilities are sufficient to meet our current and near-term needs and that, should it be needed, suitable additional space will be available.

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

Holders of Record

As of February 9, 2023, we had approximately 59 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

On On July 26, 2022, the Company entered into the Securities Purchase Agreement with certain investors for aggregate net proceeds of $126.4 million after deducting issuance costs of $0.2 million. Pursuant to the terms of the Securities Purchase Agreement, the Company agreed to issue and sell to the investors in a registered direct offering an aggregate of 27,458,095 shares of the Company's common stock, at a purchase price of $4.61 per share.

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

Overview

We are a leading late clinical-stage cell therapy company developing highly innovative allogeneic T cell therapies to treat and prevent devastating viral diseases. Our innovative and proprietary virus-specific T cell, or VST, therapy platform allows us to generate off-the-shelf VSTs designed to restore immunity in patients with T cell deficiencies who are at risk from the life-threatening consequences of viral diseases. There is an urgent medical need for therapies to treat a large number of patients suffering from viral diseases who currently have limited or no treatment options. We are developing three innovative, allogeneic, off-the-shelf VST therapy candidates targeting 11 different devastating viruses. Our lead product, posoleucel (previously referred to as Viralym-M or ALVR105), is a multi-VST therapy that targets six viruses: adenovirus, or AdV, BK virus, or BKV, cytomegalovirus, or CMV, Epstein-Barr virus, or EBV, human herpesvirus 6, or HHV-6, and JC virus, or JCV. We believe posoleucel has the potential to fundamentally transform the treatment landscape for transplant patients by substantially reducing or preventing disease morbidity and mortality, thereby dramatically improving patient outcomes.

Posoleucel is being studied in three ongoing Phase 3 registrational trials for 3 distinct indications - the prevention of clinically significant infections from multiple viruses, the treatment of virus-associated hemorrhagic cystitis, or HC, and the treatment of AdV infections – all in allogeneic hematopoietic cell transplant, or HCT, patients who are at high risk for life-threatening viral infections from the six viruses targeted by posoleucel. We have successfully accelerated the multi-prevention study in recognition of the fact that prevention best addresses patients’ unmet medical needs. The three Phase 3 studies are expected to complete enrollment by the end of 2023, enabling potential data readouts from all three trials in 2024. In addition to the ongoing Phase 3 registrational studies, posoleucel has been studied in a Phase 2 proof-of-concept study for the treatment of BK viremia in kidney transplant patients. Positive topline results of this study were reported in February 2023. This is the first study of posoleucel in SOT patients, and the results of this trial will inform next steps for this potential indication as well as the company’s broader SOT strategy.

Our pipeline includes additional investigational VST therapies that may benefit high-risk individuals. ALVR106 is our second off-the-shelf, multi-VST product candidate targeting devastating respiratory diseases caused by human metapneumovirus, or hMPV, influenza, parainfluenza virus, or PIV and respiratory syncytial virus, or RSV. A Phase 1b/2 POC clinical study of ALVR106 is enrolling patients in the U.S. In the preclinical space, we are developing ALVR107 designed to target hepatitis B, or HBV, infected cells and with the aim of curing chronic HBV infection. Preclinical and IND-enabling studies of ALVR107 to treat and cure HBV were completed in 2022 to support advancement into a POC study after completion of the posoleucel Phase 3 studies. ALVR109 is an allogeneic, off-the-shelf, single virus-targeted cell therapy designed to target SARS-CoV-2, the virus that causes the severe and life-threatening viral disease, COVID-19. Data from the POC clinical trial of ALVR109 were reported in 2021, and positive reports of ALVR109 compassionate use in immune-compromised patients also have been published and presented, including poster presentations at the 2022 American Transplant Congress.

Since inception, we have devoted substantially all of our resources on raising capital, organizing and staffing our company, business planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing posoleucel, ALVR106, ALVR107,and other product candidates and preparing for clinical trials and establishing arrangements with third parties for the manufacture of our product candidates and component materials. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

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

On August 6, 2021, we filed an automatically effective registration statement on Form S-3, or Registration Statement, with the SEC which registered the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with SVB Leerink LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the ATM Program. On February 10, 2022 we filed a Post-Effective Amendment No. 2 to the Registration Statement and on February 18, 2022 we filed Post-Effective Amendment No. 3 to the Registration Statement. As of December 31, 2022, no sales had been made pursuant to the ATM Program.

We have incurred significant operating losses since inception, including net losses of $168.7 million and $172.0 million for the years ended December 31, 2022 and 2021, respectively. At December 31, 2022, we had an accumulated deficit of $465.8 million.

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

At December 31, 2022, we had cash, cash equivalents and short-term investments of $233.8 million. We believe that our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses and capital expenditure requirements through at least twelve months following the issuance of these financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

Relationship with ElevateBio

On September 17, 2018, we entered into a Series A2 Preferred Stock Purchase Agreement, or the Series A2 Agreement, with ElevateBio, and ElevateBio was a purchaser in our registered direct offering in July 2022. ElevateBio, through its diverse platform of technologies to support cell and gene therapy products and expertise, provides drug development and manufacturing services. As a result of ElevateBio’s purchase of our Series A2 Preferred Stock, which converted to common stock upon completion of our IPO, and as a result of ElevateBio’s participation in the July 2022 registered direct offering, ElevateBio acquired an ownership interest to our consolidated financial statements appearing elsewhere in this Form 10-K. The Chief Financial Officer of ElevateBio currently serves in a similar management role with us. In May 2021, Diana M. Brainard M.D., succeeded David Hallal, ElevateBio’s Chief Executive Officer, as the Company’s Chief Executive Officer. Mr. Hallal currently serves as Executive Chairman of the Company's board of directors. In addition to Mr. Hallal and Mr. Sinha, two other members of the Company's board of directors, Morana Jovan-Embiricos and Ansbert Gadicke, also serve as directors of the board of directors of ElevateBio.

Components of Results of Operations

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with our research and development activities, including our drug discovery efforts and the development of our product candidates. We expense research and development costs as incurred, which include:

•
external research and development expenses incurred under agreements with CROs, as well as investigative sites and consultants that conduct our clinical trials and other scientific development services;
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

Other income (loss), net

“Other income (loss), net” consists primarily of investment amortization and accretion of discounts and premiums on short-term investments and foreign exchange gains and losses.

Income tax (benefit) expense

Income tax (benefit) expense consists of current income tax (benefit) expense which is expected to be (refundable) payable for the current year.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Years Ended December 31,
	2022	2021	Change
Operating expenses:
Research and development	$118,870	$120,735	$(1,865)
General and administrative	52,332	49,083	3,249
Total operating expenses	171,202	169,818	1,384
Loss from operations	(171,202)	(169,818)	(1,384)
Total other income (loss), net:
Interest income	1,876	1,315	561
Other income (loss), net	351	(2,452)	2,803
Loss before income taxes	(168,975)	(170,955)	1,980
Income tax (benefit) expense	(265)	1,007	(1,272)
Net loss	$(168,710)	$(171,962)	$3,252

Research and Development Expenses

The following table summarizes our research and development costs for each of the periods presented (in thousands):

	Years Ended December 31,
	2022	2021	Change
Direct research and development expenses by program:
posoleucel	$58,629	$49,696	$8,933
ALVR106	4,313	9,224	(4,911)
Unallocated research and development expenses:
Personnel expenses (including stock-based compensation)	47,541	52,019	(4,478)
Other expenses	8,387	9,796	(1,409)
Total research and development expenses	$118,870	$120,735	$(1,865)

Research and development expenses were $118.9 million for the year ended December 31, 2022, compared to $120.7 million for the year ended December 31, 2021. The decrease of $1.9 million was primarily due to:

•
a $8.9 million increase in costs related to the development of posoleucel, our most advanced product candidate, primarily due to an increase in costs related to the development of clinical trials of $14.6 million, offset by a decrease in costs related to the outsourcing of manufacturing of $5.7 million;
•
a $4.9 million decrease in costs related to the development of ALVR106, primarily due to a decrease in costs related to the outsourcing of manufacturing of $5.9 million, offset by an increase in costs related to the development of clinical trials of $1.0 million;
•
a $4.5 million decrease in personnel expenses, primarily due to a decrease in stock-based compensation expense of $6.6 million, offset by an increase of $1.2 million in external consulting; and
•
a $1.4 million decrease in other research and development expenses, primarily due to a $3.8 million decrease in costs related to the development of clinical trials and outsourcing of manufacturing for discovery drug programs, offset by an increase of $2.0 million in occupancy charges related to the corporate office.

General and Administrative Expenses

General and administrative expenses were $52.3 million for the year ended December 31, 2022, compared to $49.1 million for the year ended December 31, 2021. The increase of $3.2 million primarily consisted of an increase of $4.0 million in stock-based compensation expense and an increase of $0.9 million in occupancy charges related to the corporate office, offset by a decrease of $1.4 million in external consulting and professional services.

Total Other Income (Loss), Net

Total “other income (loss), net” was $2.2 million for the year ended December 31, 2022, compared to $(1.1) million for the year ended December 31, 2021. The increase of $3.4 million is primarily attributable to an increase of $2.3 million resulting from a change in amortization and accretion of discounts and premiums on short-term investments and an increase of $0.6 million in interest income.

Income Tax Expense

Income tax expense was $(0.3) million for the year ended December 31, 2022, compared to $1.0 million for the year ended December 31, 2021. The decrease of 1.3 million in income tax expense was due to a transfer of intellectual property rights between tax jurisdictions in 2021.

Liquidity and Capital Resources

Sources of Liquidity

At December 31, 2022, we have funded our operations primarily through equity financings and have received net cash proceeds of approximately $156.3 million from the sale of our preferred stock, $292.0 million of net proceeds from the sale of common stock in our IPO and $126.4 million of net proceeds from the Securities Purchase Agreement entered into on July 26, 2022.

On August 6, 2021, we filed the Registration Statement with the SEC and simultaneously entered into a sales agreement with SVB Leerink LLC, as sales agent, for the ATM Program. As of December 31, 2022, no sales had been made pursuant to the ATM Program.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our manufacturing, licensing and lease obligations described further below.

Funding Requirements

At December 31, 2022, our cash, cash equivalents and short-term investments were $233.8 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least twelve months following the issuance of these financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Years Ended December 31,
	2022	2021
Net cash used in operating activities	$(142,052)	$(106,319)
Net cash (used in) provided by investing activities	(80,478)	185,983
Net cash provided by financing activities	126,961	232
Effect of exchange rate changes on cash and cash equivalents	—	(44)
Net (decrease) increase in cash and cash equivalents	$(95,569)	$79,852

Operating Activities

Net cash used in operating activities was $142.1 million for the year ended December 31, 2022, reflecting a net loss of $168.7 million, partially offset by non-cash charges of $42.8 million. The non-cash charges primarily consist of stock-based compensation expense of $41.3 million. The change in our net operating assets and liabilities of $(16.1) million was primarily due to a decrease of $12.6 million in accounts payable, accrued expenses and amount due to related party, and an increase of $3.0 million in prepaid expenses and other current assets and prepaid expenses to related party.

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

Investing Activities

Net cash used in investing activities was $80.5 million for the year ended December 31, 2022, which was primarily due to purchases of investments of $228.8 million, partially offset by investment maturities of $148.3 million.

Net cash provided by investing activities was $186.0 million for the year ended December 31, 2021, which was primarily due to investment maturities of $262.6 million, partially offset by purchases of investments of $76.6 million.

Financing Activities

Net cash provided by financing activities was $127.0 million for the year ended December 31, 2022, which was primarily due to net proceeds from the issuance of common stock in registered direct offering, net of issuance costs of $126.4 million.

Net cash provided by financing activities was $0.2 million for the year ended December 31, 2021 due to proceeds from the exercise of stock options.

Contractual Obligations

Operating Leases

Operating lease payments represent our commitments for future minimum lease costs under non-cancelable leases for our corporate headquarters in Waltham, MA and for dedicated manufacturing suites for the manufacture of AlloVir products at a third party contract manufacturing organization, or CMO. The total payments for our operating lease obligations at December 31, 2022 is $41.2 million, of which $9.1 million is due in the next twelve months and the remaining payments are due over the term of the respective leases. For additional details regarding our leases, see Note 5 to our consolidated financial statements.

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

Purchase and Other Obligations

We enter into contracts in the normal course of business with CROs and other third-party vendors for clinical trials and testing and manufacturing services, which can contain purchase commitments or other noncancelable obligations. Most contracts do not contain minimum purchase commitments and are cancellable by us upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including non-cancelable obligations of services provided up to one year after the date of cancellation. The amount and timing of such payments are not known.

We may incur potential contingent payments upon our achievement of clinical, regulatory and commercial milestones, as applicable, or we may be required to make royalty payments under license and grant agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property. Due to the uncertainty of the achievement and timing of the events requiring payment under these agreements, the amounts to be paid by us are not fixed or determinable at this time. See “Business—Sponsored Research, Collaboration and License Agreements” as well as Note 8 to our consolidated financial statements for a description of our license agreements.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and our Chief Financial Officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in (2013 Framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of the Stockholders and is included herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of the Stockholders and is included herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of the Stockholders and is included herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of the Stockholders and is included herein by reference.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is Deloitte & Touche LLP, Boston, MA, USA, PCAOB Auditor Firm ID 34.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of the Stockholders and is included herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Consolidated Financial Statements

The following documents are included this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Changes in Stockholders’ Equity

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

10.26

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

ALLOVIR, INC.

Date: February 15, 2023	By:	/s/ Diana Brainard
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

Signature	Title	Date

/s/ Diana Brainard, MD	Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2023
Diana Brainard

/s/ Vikas Sinha	President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	February 15, 2023
Vikas Sinha

/s/ David Hallal	Executive Director	February 15, 2023
David Hallal

/s/ Jeffrey Bornstein	Director	February 15, 2023
Jeffrey Bornstein

/s/ Malcolm Brenner, MD, PhD	Director	February 15, 2023
Malcolm Brenner, MD, PhD

/s/ Ansbert Gadicke, MD	Director	February 15, 2023
Ansbert Gadicke, MD

/s/ Morana Jovan-Embiricos, PhD	Director	February 15, 2023
Morana Jovan-Embiricos, PhD

/s/ Juan F. Vera, MD	Director	February 15, 2023
Juan F. Vera, MD

/s/ Shawn Tomasello	Director	February 15, 2023
Shawn Tomasello

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of AlloVir, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AlloVir, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

February 15, 2023

We have served as the Company’s auditor since 2019.

ALLOVIR, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share amounts)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$106,092	$201,661
Short-term investments	127,703	46,459
Interest receivable	157	50
Prepaid expenses and other current assets	7,100	5,178
Prepaid expenses to related party	2,000	—
Total current assets	243,052	253,348
Restricted cash	852	852
Other assets	612	1,102
Property and equipment, net	930	1,549
Operating lease right-of-use assets	31,633	29,743
Total assets	$277,079	$286,594
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,004	$8,361
Accrued expenses	13,985	20,152
Income tax payable	128	1,007
Operating lease liability, current	7,165	6,591
Amount due to related party	56	1,742
Total current liabilities	24,338	37,853
Operating lease liability, long-term	28,222	23,475
Total liabilities	52,560	61,328
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized at December 31, 2022 and December 31, 2021, respectively; 0 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value: 150,000,000 shares authorized at December 31, 2022 and December 31, 2021, respectively; 93,268,069 and 65,170,332 shares issued at December 31, 2022 and December 31, 2021, respectively; and 93,093,243 and 63,565,886 shares outstanding at December 31, 2022 and December 31, 2021, respectively	9	7
Additional paid-in capital	690,753	522,479
Accumulated other comprehensive loss	(468)	(155)
Accumulated deficit	(465,775)	(297,065)
Total stockholders’ equity	224,519	225,266
Total liabilities and stockholders’ equity	$277,079	$286,594

The accompanying notes are an integral part of these consolidated financial statements.

ALLOVIR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
(in thousands, except share and per share amounts)	2022	2021
Operating expenses:
Research and development	118,870	120,735
General and administrative	52,332	49,083
Total operating expenses	171,202	169,818
Loss from operations	(171,202)	(169,818)
Total other income (loss), net:
Interest income	1,876	1,315
Other income (loss), net	351	(2,452)
Loss before income taxes	(168,975)	(170,955)
Income tax (benefit) expense	(265)	1,007
Net loss	$(168,710)	$(171,962)
Net loss per share — basic and diluted	$(2.20)	$(2.74)
Weighted-average common shares outstanding — basic and diluted	76,654,856	62,782,126
Comprehensive loss:
Net loss	$(168,710)	$(171,962)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on available-for-sale securities	(313)	1
Foreign currency translation adjustment	—	(44)
Total other comprehensive loss	(313)	(43)
Comprehensive loss	$(169,023)	$(172,005)

The accompanying notes are an integral part of these consolidated financial statements.

ALLOVIR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2020	61,931,255	$7	$478,272	$(112)	$(125,103)	$353,064
Stock-based compensation	—	—	43,975	—	—	43,975
Issuance of common stock, upon vesting of restricted stock	1,609,479	—	—	—	—	—
Issuance of common stock, upon exercise of common stock	25,152	—	232	—	—	232
Unrealized gain on available-for-sale securities	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	(171,962)	(171,962)
Balance at December 31, 2021	63,565,886	$7	$522,479	$(155)	$(297,065)	$225,266
Stock-based compensation	—	—	41,315	—	—	41,315
Issuance of common stock, upon vesting of restricted stock	1,912,210	—	—	—	—	—
Purchase of common stock under the 2020 Employee Stock Purchase Plan	157,052	—	536	—	—	536
Issuance of common stock in registered direct offering, net of $0.2 million issuance costs	27,458,095	2	126,423	—	—	126,425
Unrealized loss on available-for-sale securities	—	—	—	(313)	—	(313)
Net loss	—	—	—	—	(168,710)	(168,710)
Balance at December 31, 2022	93,093,243	$9	$690,753	$(468)	$(465,775)	$224,519

The accompanying notes are an integral part of these consolidated financial statements.

ALLOVIR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(168,710)	$(171,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	723	189
Non-cash lease expense	1,842	928
(Accretion) amortization of short-term investment (premiums) discounts	(1,076)	1,197
Stock-based compensation expense	41,315	43,975
Changes in operating assets and liabilities:
Interest receivable	(107)	400
Prepaid expenses and other current assets and prepaid expenses to related party	(3,028)	(1,241)
Other assets	490	(1,102)
Income tax payable	(879)	1,007
Accounts payable, accrued expenses and amount due to related party	(12,622)	20,290
Net cash used in operating activities	(142,052)	(106,319)
Cash flows from investing activities
Purchase of property and equipment	—	(26)
Purchase of short-term investments	(228,806)	(76,591)
Maturities of short-term investments	148,328	262,600
Net cash (used in) provided by investing activities	(80,478)	185,983
Cash flows from financing activities
Proceeds from issuance of common stock in registered direct offering, net of issuance costs	126,425	—
Proceeds from issuance of stock under the 2020 Employee Stock Purchase Plan	536	—
Proceeds from exercise of stock options	—	232
Net cash provided by financing activities	126,961	232
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	(44)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(95,569)	79,852
Cash, cash equivalents, and restricted cash at beginning of period	202,513	122,661
Cash, cash equivalents, and restricted cash at end of period	$106,944	$202,513
Non-cash investing and financing activities
Unrealized (loss) gain on available-for-sale securities	$(313)	$1
Right-of-use assets obtained in exchange for operating lease liability	$14,717	$26,386
Reduction of right-of-use asset due to modification and remeasurement	$(5,506)	$—
Purchase of property and equipment included in accounts payable and accrued expenses	$104	$899
Supplemental disclosure of cash flows
Income taxes paid, net of refunds	$613	$—

	Years Ended December 31,
	2022	2021
Cash and cash equivalents	$106,092	$201,661
Restricted cash	852	852
Total cash, cash equivalents, and restricted cash	$106,944	$202,513

The accompanying notes are an integral part of these consolidated financial statements.

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

AlloVir, Inc. (“AlloVir” or “the Company”, formerly known as ViraCyte, Inc.) is a leading late clinical-stage cell therapy company developing highly innovative allogeneic T cell therapies to treat and prevent devastating viral diseases. The Company’s innovative and proprietary virus-specific T cell, or VST, therapy platform allows AlloVir to generate off-the-shelf VSTs designed to restore immunity in patients with T cell deficiencies who are at risk from the life-threatening consequences of viral diseases. There is an urgent medical need for therapies to treat a large number of patients suffering from viral diseases who currently have limited or no treatment options. The Company is developing three innovative, allogeneic, off-the-shelf VST therapy candidates targeting 11 different devastating viruses. The Company's lead product, posoleucel (previously referred to as Viralym-M or ALVR105), is a multi-VST therapy that targets six viruses: adenovirus, or AdV, BK virus, or BKV, cytomegalovirus, or CMV, Epstein-Barr virus, or EBV, human herpesvirus 6, or HHV-6 and JC virus, or JCV. The Company believes that posoleucel has the potential to fundamentally transform the treatment landscape for transplant patients by substantially reducing or preventing disease morbidity and mortality, thereby dramatically improving patient outcomes.

Posoleucel is being studied in three ongoing Phase 3 registrational trials for 3 distinct indications - the prevention of clinically significant infections from multiple viruses, the treatment of virus-associated hemorrhagic cystitis, or HC, and the treatment of AdV infections – all in allogeneic hematopoietic cell transplant, or HCT, patients who are at high risk for life-threatening viral infections from the six viruses targeted by posoleucel. We have successfully accelerated the multi-prevention study in recognition of the fact that prevention best addresses patients’ unmet medical needs. The three Phase 3 studies are expected to complete enrollment by the end of 2023, enabling potential data readouts from all three trials in 2024. In addition to the ongoing Phase 3 registrational studies, posoleucel has been studied in a Phase 2 proof-of-concept study for the treatment of BK viremia in kidney transplant patients. Positive topline results of this study were released in February 2023. This is the first study of posoleucel in SOT patients, and the results of this trial will inform next steps for this potential indication as well as the company’s broader SOT strategy.

The Company’s pipeline includes additional investigational VST therapies that may benefit high-risk individuals. ALVR106 is the Company’s second off-the-shelf, multi-VST product candidate targeting devastating respiratory diseases caused by human metapneumovirus, or hMPV, influenza, parainfluenza virus, or PIV and respiratory syncytial virus, or RSV. A Phase 1b/2 POC clinical study of ALVR106 is enrolling patients in the U.S. In the preclinical space, the Company is developing ALVR107 to treat hepatitis B, or HBV, infected cells and with the aim of curing chronic HBV infection. Preclinical and IND-enabling studies of ALVR107 to treat and cure HBV were completed in 2022 to support advancement into a POC study after completion of the posoleucel Phase 3 registrational studies. ALVR109 is an allogeneic, off-the-shelf, single virus-targeted cell therapy designed to target SARS-CoV-2, the virus that causes the severe and life-threatening viral disease, COVID-19. Data from the POC clinical trial of ALVR109 were reported in 2021, and positive reports of ALVR109 compassionate use in immune-compromised patients also have been published and presented, including poster presentations at the 2022 American Transplant Congress.

The Company was formed on August 16, 2013 as a Delaware limited liability company (“LLC”), under the name AdCyte LLC and on July 29, 2014 the Company changed its name to ViraCyte LLC. On September 17, 2018, the Company converted from a Delaware LLC to a Delaware corporation (“LLC Conversion”) and changed its name to ViraCyte, Inc. On May 22, 2019, the Company changed its name to AlloVir, Inc. The Company has principal offices in Waltham, Massachusetts, Houston, Texas and Dublin, Ireland.

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

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 26, 2022, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with certain investors for the issuance and sale of 27,458,095 shares of its common stock for aggregate net proceeds of $126.4 million.

ElevateBio, LLC

On September 17, 2018, the Company executed a Series A2 Preferred Stock Purchase Agreement ("Series A2 Agreement"), with ElevateBio, LLC ("ElevateBio") and ElevateBio was a purchaser in our registered direct offering in July 2022. ElevateBio, through its diverse platform of technologies to support cell and gene therapy products and expertise, provides drug development and manufacturing services. As a result of ElevateBio’s purchase of our Series A2 Preferred Stock, which converted to common stock upon completion of our IPO, and as a result of ElevateBio’s participation in the July 2022 registered direct offering, ElevateBio acquired an ownership interest in the Company. The Chief Financial Officer of ElevateBio currently serves in a similar management role with AlloVir. In May 2021, Diana M. Brainard M.D. succeeded David Hallal, ElevateBio’s Chief Executive Officer, as the Company’s Chief Executive Officer. Mr. Hallal currently serves as Executive Chairman of the Company's board of directors. In addition to Mr. Hallal and Mr. Sinha, two other members of the Company's board of directors, Morana Jovan-Embiricos and Ansbert Gadicke, also serve as directors of the board of directors of ElevateBio.

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Through December 31, 2022, the Company has funded its operations primarily with proceeds received from the sale of common stock, research grants, and from the sale of preferred stock. The Company has incurred recurring losses since its inception, including net losses attributable to common stockholders of $168.7 million for the year ended December 31, 2022 and $172.0 million for the year ended December 31, 2021. In addition, at December 31, 2022, the Company had an accumulated deficit of $465.8 million. The Company expects to continue to generate operating losses for the foreseeable future.

The Company believes that its $233.8 million of cash, cash equivalents and short-term investments held at December 31, 2022, is sufficient to fund planned operations for at least twelve months from the date that these consolidated financial statements are available to be issued.

COVID-19 Considerations

The development of product candidates could be disrupted and materially adversely affected in the future by a pandemic, epidemic or outbreak of an infectious disease, such as the recent COVID-19 pandemic. The spread of COVID-19 has impacted the global economy and has impacted the Company’s operations, including the interruption of preclinical and clinical trial activities and potential interruption to the Company’s supply chain. For example, the COVID-19 pandemic has delayed clinical trials. If the disruption due to the COVID-19 pandemic continues, planned pivotal clinical trials also could be delayed due to government orders and site policies on account of the pandemic, and some patients may be unwilling or unable to travel to study sites, enroll in trials or be unable to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay the Company’s ability to conduct preclinical studies and clinical trials or release clinical trial results and could delay the Company’s ability to obtain regulatory approval and commercialize product candidates. Furthermore, COVID-19 could affect the Company’s employees or the employees of research sites and service providers on whom the Company relies on as well as those of companies with which the Company does business, including suppliers and CMOs, thereby disrupting business operations. Quarantines and travel restrictions imposed by governments in the jurisdictions in which the Company and the companies with which it does business operate could materially impact

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the ability of employees to access preclinical and clinical sites, laboratories, manufacturing sites and offices. For the health and safety of our employees, the Company has implemented work-at-home policies and we have generally restricted on site staff to only those employees who are fully vaccinated or essential to the development and research of product candidates; accordingly, the Company may experience limitations in employee resources. The outbreak and any other preventative or protective actions that the Company, its suppliers or other third parties with which it has business relationships, or governments may take in respect of the COVID-19 pandemic, could disrupt, delay or otherwise adversely impact the business.

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

The cost of securities sold is based on the specific identification method. Interest on debt securities classified as available-for-sale are included in interest income. To determine whether an other-than-temporary impairment exists, the Company considers whether it has the ability and intent to hold the investment until a market price recovery, and whether evidence indicating the recoverability of the cost of the investment outweighs evidence to the contrary. There were no individual securities with impairments at December 31, 2022 and 2021.

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash

Cash accounts with any type of restriction are classified as restricted cash. The Company has restricted cash deposits with a bank, which serve as collateral for a letter of credit issued to the landlord of the Company’s leased Waltham facility for a security deposit. The Company classified this amount as non-current restricted cash in the accompanying condensed consolidated balance sheet at December 31, 2022 and 2021.

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

The Company tests long-lived assets to be held and used, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of assets or asset groups may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their fair values. The Company has not recognized any impairment losses during the years ended December 31, 2022 and 2021.

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

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s financial instruments include cash equivalents, short-term investments, accounts payable, amount due to related party and accrued expenses. Certain of the Company’s financial assets, including cash equivalents and short-term investments, have been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models and observable market inputs to determine value.

Other financial instruments, including accounts payable, amount due to related party and accrued expenses, are carried at cost, which approximate fair value due to the short duration and term to maturity.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are presented in the consolidated balance sheets as a direct reduction from the carrying amount of the respective equity instrument issued. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. At December 31, 2022 and 2021, the Company had no deferred offering costs.

Cloud Computing Arrangements

The Company capitalizes certain implementation costs for internal-use software incurred in a cloud computing agreement that is a service contract. Eligible costs associated with cloud computing arrangements, such as the implementation costs incurred to develop or obtain software business applications used in the normal course of business, are capitalized in accordance with ASC 350. Capitalization ceases at the point the software is substantially complete and ready for its intended use, and after all substantial testing is completed. Amortization is recorded on a straight-line basis over the expected useful life of three years of the internal-use software cost in the same line item in the statement of operations and comprehensive loss as the expense for fees for the associated cloud computing arrangement. Amortization expense associated with the Company's cloud computing arrangements has been recognized in the amount of $0.5 million and $0.1 during the years ended December 31, 2022 and 2021.

Other Income (Loss), Net

The Company records interest expense, investment amortization and accretion of discounts and premiums on short-term investments and foreign exchange gains and losses in “other income (loss), net” over the same period in which the qualifying costs are incurred.

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

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2022 and 2021, the Company had no off-balance sheet risk.

Foreign Exchange

As a result of certain intercompany transactions in September 2021, the Company determined that the functional currency for AlloVir International and AlloVir Italia is the U.S. Dollar (“USD”) during the year ended December 31, 2021. Prior to this determination, the functional currency of AlloVir International and Allovir Italia was the Euro; however, due to the immateriality of the transactions that occurred at AlloVir International and AlloVir Italia previously, the impact of the determination for the transition from Euro to USD is not material and is not considered a change in accounting principle for reporting purposes. Reporting currency has been and remains the USD.

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

Comprehensive Loss

Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. Comprehensive loss includes net loss and certain changes in stockholder’s deficit that are excluded from net loss. The Company's comprehensive loss includes unrealized gains (losses) on available-for-sale securities during the year ended December 31, 2022 and 2021 and foreign currency translation adjustments from foreign subsidiaries prior to the change in functional currency for AlloVir International and AlloVir Italia during the year ended December 31, 2021.

Leases

In accordance with ASC Topic 842, Lease Accounting, at the inception of an arrangement, the Company determines whether the arrangement is or contains a lease. Leases with a term greater than one year are recognized on the consolidated balance sheet as a right-of-use (“ROU”) asset and current and non-current lease liabilities, as applicable. The Company has made an accounting policy election, known as the short-term lease recognition exemption, which allows the Company to not recognize ROU assets and lease liabilities that arise from short-term leases (12 months or less) for any class of underlying asset. Options to renew or options to cancel a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew or will not cancel, respectively.

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

Subsequent Events

The Company evaluates events occurring after the date of our accompanying consolidated balance sheets for potential recognition or disclosure in our consolidated financial statements. The Company did not identify any material subsequent events requiring adjustment to our accompanying consolidated financial statements (recognized subsequent events). Those items requiring disclosure (unrecognized subsequent events) in the consolidated financial statements have been disclosed accordingly. Refer to Note 16 for further details.

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

Recently Adopted Accounting Pronouncements

None.

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

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Short-Term Investments

The following tables summarize the amortized cost and estimated fair value of the Company’s U.S. government treasury securities and marketable securities, which are considered to be available-for-sale investments and are included in short-term investments on the consolidated balance sheets:

	December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government treasury securities	$99,288	$1	$(253)	$99,036
Marketable securities:
Corporate and agency bonds	28,748	3	(84)	28,667
Totals	$128,036	$4	$(337)	$127,703

	December 31, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government treasury securities	$25,092	$—	$(20)	$25,072
Marketable securities:
Commercial paper	11,568	1	—	11,569
Corporate and agency bonds	9,821	—	(3)	9,818
Totals	$46,481	$1	$(23)	$46,459

Certain short-term debt securities with original maturities of less than three months are included in cash and cash equivalents on the consolidated balance sheets and are not included in the tables above. At December 31, 2022 and 2021, all investments had contractual maturities within one year.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis:

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$32,641	$—	$—	$32,641
Totals	$32,641	$—	$—	$32,641
Short-term investments:
U.S. government treasury securities	$99,036	$—	$—	$99,036
Marketable securities:
Corporate and agency bonds	—	28,667	—	28,667
Totals	$99,036	$28,667	$—	$127,703

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$141,378	$—	$—	$141,378
Marketable securities:
Commercial paper	—	7,998	—	7,998
Corporate and agency bonds	—	753	—	753
Totals	$141,378	$8,751	$—	$150,129
Short-term investments:
U.S. government treasury securities	$25,072	$—	$—	$25,072
Marketable securities:
Commercial paper	—	11,569	$—	11,569
Corporate and agency bonds	—	9,818	—	9,818
Totals	$25,072	$21,387	$—	$46,459

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2022 and 2021, there were no transfers between levels. The Company classifies its money market fund and U.S. government treasury securities as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices in active markets without any valuation adjustment. The Company classifies its marketable securities (corporate and agency bonds and commercial paper) as Level 2 assets under the fair value hierarchy, as these assets have pricing inputs that are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined using models or other valuation methodologies.

The carrying amounts of prepaid expenses and other current assets, prepaid expenses to related party, accounts payable, amount due to related party and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

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

DMS Agreement with Third-Party Supplier

In March 2019, the Company entered into an interim services agreement which ultimately led to a Development and Manufacturing Services Agreement ("DMS Agreement") with a third-party supplier in July 2019. The DMS Agreement specifies a dedicated manufacturing suite for the manufacture of AlloVir’s products at the facility. The DMS Agreement initially expired upon the later of (1) July 2021 and (2) the completion of services under all statements of work (“SOWs”). Effective June 2022, the Company entered into a First Amendment to the DMS Agreement to extend the expiration date to June 2024 provided that the terms and conditions of the DMS Agreement will continue to apply to any active SOW's. The DMS Agreement (or any individual SOW) may be terminated earlier by AlloVir at any time by providing 190 days’ notice. In March 2019, at the inception of this lease, the Company recorded a ROU asset and lease liability of $6.9 million over a total estimated lease term of approximately 4.25 years, expiring in July 2023. In September 2019, the Company executed a SOW for another dedicated manufacturing suite under the DMS Agreement with substantially the same terms as the original SOW. In September 2019, at the inception of this lease, the Company recorded a ROU asset and lease liability of $6.3 million over a total estimated lease term of approximately 3.75 years, expiring in July 2023. The SOW calls for a fixed monthly payment through July 2023, with additional two-year renewal options. The use of these manufacturing suites qualifies as a lease under ASC 842, as it includes an identified asset for exclusive use by the Company at its direction.

In February 2022, the Company entered into amendments to both SOWs under the DMS Agreement. The original SOW under the DMS Agreement (beginning March 2019) was modified to add a new termination clause whereby the Company can terminate the lease upon entering into a contract for another suite at the facility. Management concluded that the SOW amendment constituted a lease modification under ASC 842 and recorded a $1.4 million reduction to the related ROU asset and lease liability in February 2022. The original SOW under the DMS Agreement was terminated in October 2022 upon execution of the new 2022 SOW under the DMS Agreement. The second SOW under the DMS agreement (beginning September 2019) was terminated as of the effective date of the amendment in February 2022. As a result of the amendment, which also represented a lease modification under ASC 842, the Company recorded a $2.6 million reduction to the related ROU asset and lease liability.

In October 2022, the Company entered into a new SOW under the DMS Agreement ("2022 SOW under the DMS Agreement") with a third-party supplier. The 2022 SOW under the DMS Agreement contained an embedded lease for a dedicated manufacturing suite for the manufacture of AlloVir’s products at the facility because the Company directs how and for what purpose the suite is used and obtains substantially all of the economic benefit of the suite. At inception of the lease, it was determined that, in exchange for this dedicated manufacturing suite, AlloVir will pay the supplier a monthly fixed suite utilization fee, fixed batch payments and other related fixed costs, totaling $16.3 million over the 2.25 year lease term ending in December 2024. As part of the arrangement, there were also variable costs for materials, non-fixed batch payments, testing, storage, knowledge and tech transfer and other common area maintenance fees that were not included in the measurement of the lease. The lease of the facility was determined to be classified as an operating

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

lease and commenced in October 2022, the point at which the suite was substantially complete and available for use by the Company. Accordingly, at inception, the Company recorded a ROU asset and lease liability of $14.7 million.

2020 DMS Agreement with BaseCamp

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

In February 2022, the Company decided not to exercise the one-year renewal option and subsequently executed a Change Order to modify the terms of the SOW under the 2020 DMS Agreement. Management concluded that the amendments laid out in the change order collectively constituted a lease remeasurement under ASC 842 and recorded a $1.3 million reduction to the related lease liability and a $1.5 million reduction to the related ROU asset.

Waltham Leases

In September 2021, the Company entered into a new lease agreement with BP Bay Colony LLC and a sublease with AMAG Pharmaceuticals Inc. for the lease of property in Waltham, Massachusetts (collectively, the "Waltham leases"). The space identified under the Waltham leases is intended for general office space, research and development, laboratory use, and light manufacturing. The Waltham leases have been classified as operating leases and commenced in September 2021. At the inception date, the Company has recorded an ROU asset and lease liability of $6.0 million for the lease and a ROU asset and lease liability of $17.3 million for the sublease based on a July 30, 2030 end date for the Waltham leases. As part of the arrangement, there were also variable costs for common area maintenance fees that were not included in the measurement of the lease. The agreement also provides a $3.1 million tenant improvement allowance which is to be reimbursed by the landlord over the duration of the first two years of the Waltham leases. As of December 31, 2022 $0.9 million of the tenant improvement allowance has been used. The Company has the option to renew the leased space for an additional one time period of five years with written notice from the Company. As of December 31, 2022, the Company has no reasonable certainty that this option to extend will be exercised.

Maturities of operating lease liabilities at December 31, 2022 are as follows (in thousands):

2023	9,074
2024	12,525
2025	3,229
2026	3,308
2027	3,386
Thereafter	9,683
Total lease payments	41,205
Less: interest	5,818
Total lease liability	$35,387
Lease liability – current	$7,165
Lease liability – long-term	$28,222

Total lease costs were $6.6 million and $6.2 million for the years ended December 31, 2022 and 2021, respectively. Cash paid for operating leases was $4.8 million and $5.2 million for the year ended December 31, 2022 and 2021, respectively. The Company’s total variable lease costs, such as materials, non-fixed batch payments, testing, storage, knowledge and tech transfer, and other common area

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maintenance fees, related to the operating leases was $3.7 million and $14.5 million for the years ended December 31, 2022 and 2021, respectively. The weighted average remaining lease term is 6.93 years at December 31, 2022. The weighted average discount rate is 6.23%.

6. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2022	2021
Laboratory equipment	$1,395	$1,395
Computer equipment	435	435
Construction-in-progress	104	—
Total property and equipment	1,934	1,830
Less: accumulated depreciation	(1,004)	(281)
Property and equipment, net	$930	$1,549

Depreciation expense was $0.7 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively.

7. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
(in thousands)	2022	2021
Employee compensation and benefits	$6,416	$6,867
Professional fees	559	738
Research and development	5,678	3,573
Process development and manufacturing costs	504	7,685
Other	828	1,289
Total accrued expenses	$13,985	$20,152

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

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Collaboration Agreement with BCM

In November 2020, the Company entered into a Research Collaboration Agreement (the “Research Agreement”) with BCM, under which the Company agreed to pay BCM for performing certain research activities under the direction of Dr. Ann Leen commencing on January 1, 2021 and continuing for a three-year period thereafter. The Research Agreement requires the Company to make payments to BCM totaling approximately $2.0 million per year, for a total of approximately $6.0 million over the term of the Research Agreement.

Collectively under the agreements above and for services provided by BCM the Company paid $2.5 million and $3.3 million during the years ended December 31, 2022 and 2021, respectively, and the payments were classified in research and development expense in the consolidated statements of operations and comprehensive loss. As of December 31, 2022, and 2021 $0 and $0.2 million in accrued milestone expenses are recorded under accrued expenses in the consolidated balance sheet.

CPRIT Grant

In August 2017, the Company was awarded a grant (the “CPRIT Grant”) from the Cancer Prevention and Research Institute of Texas (“CPRIT”). The CPRIT Grant required that the Company grant CPRIT a non-commercial license to technology developed under the grant and pay CPRIT a share of revenue on sales of commercial products developed using CPRIT funds equal to low single digits of revenue until such time as CPRIT has been paid an aggregate amount equal to 400% of the grant award proceeds. No royalty payments were made under this license agreement during the years ended December 31, 2022 and 2021, respectively.

Redeemable Preferred Stock Redemption Agreement

In September 2018, the Company entered into a redeemable preferred stock redemption agreement, or Redemption Agreement, to redeem shares of our Series A1 convertible preferred stock held by certain investors, including executive officer Ann Leen, director and former executive officer Juan Vera and entities affiliated with director, Malcolm Brenner and former director, John Wilson (or their affiliates). Pursuant to the Redemption Agreement, for a period of 20 years from the date of the first commercial sale of Viralym-M, the Company is obligated to make earnout payments to such investors on at least an annual basis. The earnout payments will be 10% of net sales of Viralym-M, which number will be reduced to a high single-digit percentage if certain events occur. Specifically, royalties due to third parties for the sale of Viralym-M are subtracted from the earnout payments due to the investors. Further, if the investors receive at least $50,000,000 in earnout payments from AlloVir during the three-year period after the first commercial sale of Viralym-M, the earnout payment percentage will be reduced.

9. Stockholder’s Equity

On August 3, 2020, in connection with the closing of the Company’s IPO, the Company filed its amended and restated certificate of incorporation, which authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.0001 par value per share. There were no shares of preferred stock issued or outstanding at December 31, 2022 and 2021.

At December 31, 2022 and 2021, the Company’s amended and restated certificate of incorporation authorized the Company to issue 150,000,000 shares of common stock at a par value of $0.0001 per share.

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

The following is a summary of the rights and privileges of the holders of the Company’s common stock at December 31, 2022 and 2021:

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

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividends

Subject to preferences that may be applicable to any then-outstanding preferred stock, holders of common stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Board out of legally available funds. At December 31, 2022, no cash dividends have been declared or paid.

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

The Company has reserved shares of common stock for issuance as follows:

	December 31,
	2022	2021
Unvested restricted stock	2,239,106	2,866,909
Options to purchase common stock	7,922,797	6,155,055
Stock available for grant under the 2020 Stock Option and Grant Plan	4,253,680	3,812,396
Stock available for issuance under the 2020 Employee Stock Purchase Plan	454,302	611,354
Total	14,869,885	13,445,714

10. Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense was as follows:

	Years Ended December 31,
(in thousands)	2022	2021
Research and development	$14,014	$20,632
General and administrative	27,301	23,343
Total stock-based compensation expense	$41,315	$43,975

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

At December 31, 2022, the Company had granted 6,715,415 shares of common stock under the 2018 Plan. At December 31, 2022, there was an aggregate of 64,042 shares of common stock issuable upon the exercise of outstanding options under the 2018 Plan and 6,616,772 shares of restricted common stock granted under the 2018 plan. No shares remain available for future issuance under the 2018 Plan. Any options or awards outstanding under the 2018 Plan remain outstanding and effective.

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

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2022, there were an aggregate of 7,858,755 shares of common stock issuable upon the exercise of outstanding options under the 2020 Plan and 3,076,516 shares of restricted common stock granted under the 2020 Plan. There is an aggregate of 4,253,680 shares reserved for future issuance under the 2020 Plan.

Restricted Common Stock

The following table summarizes restricted common stock activity for the year ended December 31, 2022:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2022	2,866,909	$15.45
Granted	1,632,996	7.70
Forfeited	(348,589)	17.74
Vested	(1,912,210)	10.40
Unvested at December 31, 2022	2,239,106	$13.75

At December 31, 2022, there was $27.4 million of unrecognized stock-based compensation cost related to the restricted stock, which is expected to be recognized over a weighted average period of 2.54 years.

Stock Options

The following table summarizes stock option activity (in thousands, except share and per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2022	6,155,055	$23.42	8.8	$480
Granted	3,051,906	7.48	—	—
Exercised	—	—	—	—
Forfeited	(1,284,164)	20.13	—	—
Options outstanding at December 31, 2022	7,922,797	$17.81	8.3	$786
Options vested and exercisable at December 31, 2022	2,945,832	$22.10	7.8	$88

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period. The aggregate intrinsic value of options exercised were $0 and $0.3 million during the year ended December 31, 2022 and 2021, respectively.

The weighted average grant-date fair value of stock options granted during the year ended December 31, 2022 and 2021 was $5.61 per share and $24.76 per share, respectively. The weighted average grant date fair value of options vested was $19.16 and $13.61 per share for the year ended December 31, 2022 and 2021, respectively. At December 31, 2022, there was $50.5 million of unrecognized stock-based compensation expense related to unvested stock options, which is being recognized over a period of 2.20 years.

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	Years Ended December 31,
	2022	2021
Expected term (in years)	6.07	6.06
Expected volatility	90%	95%
Risk-free interest rate	2.00%	0.87%
Expected dividend yield	—	—
Fair value of common stock	$7.48	$32.41

2020 Employee Stock Purchase Plan

In July 2020, the 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was adopted by the Board of Directors and approved by the stockholders. The purpose of the 2020 ESPP is to provide eligible employees of the Company and other designated companies, with opportunities to purchase shares of the Company’s common stock, par value $0.0001 per share.

Initially, 611,354 shares of common stock in the aggregate were approved and reserved for this purpose. The number of shares of common stock reserved and available for issuance under the 2020 ESPP shall be cumulatively increased on January 1, 2021 and each January 1 thereafter by the least of (i) 1,222,707 shares of common stock, (ii) 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, and (iii) such number of shares of common stock as determined by the Administrator. The Board of Directors elected not to increase the number of available shares as of January 1, 2021 and 2022. At December 31, 2022, there was an aggregate of 454,302 shares reserved for future issuance under the ESPP.

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

The Company issued 157,052 common shares under the ESPP during the year ended December 31, 2022, at an average price per share of $3.42. Cash received from purchases under the ESPP for the year ended December 31, 2022 was $0.5 million. The Company recognized $0.2 million of compensation expense for the ESPP during the year ended December 31, 2022.

11. Income Taxes

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

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Income (loss) before provision for income taxes consisted of the following:

	Years Ended December 31,
(in thousands)	2022	2021
Federal	(113,389)	49,045
Foreign	(55,586)	(220,000)
Loss before provision for income taxes	$(168,975)	$(170,955)

The provision for income taxes for the years ended December 31, 2022 and 2021 consisted of the following:

	Years Ended December 31,
(in thousands)	2022	2021
Current income tax (benefit) expense:
Federal	$(246)	987
State	(19)	20
Foreign	—	—
Total current income tax (benefit) expense	(265)	1,007
Deferred income tax (benefit) expense:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred income tax (benefit) expense	—	—
Total income tax (benefit) expense	$(265)	$1,007

The Company’s income tax (benefit) expense for the years ended December 31, 2022 and 2021 relating to federal, state and foreign tax jurisdictions differs from the amounts determined by applying the statutory federal income tax rate based on the following:

	Years Ended December 31,
(in thousands)	2022		2021
Benefit at the federal rate	$(35,472)	21.0%	$(35,901)	21.0%
Increase (decrease) resulting from:
Foreign tax rate differential	2,177	(1.3)%	43,786	(25.6)%
State taxes, net of federal benefit	(1,603)	0.9%	1,018	(0.6)%
Change in valuation allowance	35,406	(21.0)%	22,268	(13.0)%
Intellectual property transfer	—	0.0%	(25,538)	14.9%
Tax credits	(6,992)	4.1%	(5,540)	3.3%
Officer's compensation	695	(0.4)%	2,648	(1.5)%
Stock compensation	4,637	(2.7)%	(2,464)	1.4%
Permanent differences	(182)	0.1%	—	—
Other	1,069	(0.6)%	730	(0.5)%
Total income tax (benefit) expense	$(265)	0.1%	$1,007	(0.6)%

During the year ended December 31, 2022, the Company began applying the requirement to capitalize U.S. research and development expenses in the period incurred, as required by the Tax Cuts and Job Act of 2017. During the year ended December 31, 2021, the Company transferred intellectual property rights between tax jurisdictions, resulting in a deferred tax benefit on the basis

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

difference in our intangible assets. The additional deferred tax asset was offset by valuation allowance, resulting in no net impact to deferred tax expense (benefit). The transfer of intellectual property rights generated U.S. current income tax expense of $1.0 million after utilization of net operating loss and tax credit carryforwards.

Components of deferred income taxes consist of the following:

	December 31,
(in thousands)	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$9,374	$5,460
Tax credit carryforwards	12,374	4,683
Intangible assets	25,537	25,538
Operating lease liabilities	8,074	6,865
Non-qualified stock compensation	12,017	8,028
Restricted stock compensation	235	1,778
Capitalization of R&D expenses	20,375	—
Other	1,661	1,646
Total deferred tax assets	89,647	53,998
Valuation allowance	(82,228)	(46,823)
Net deferred tax asset (liability)	$7,419	$7,175
Deferred tax liabilities:
Operating lease right-of-use assets	(7,218)	(6,791)
Restricted stock compensation	—	—
Depreciation	(186)	(350)
Other	(15)	(34)
Total deferred tax liabilities	(7,419)	(7,175)
Net deferred tax asset (liability)	$—	$—

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered such factors as its history of operating losses, the nature of the Company’s deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At December 31, 2022 and 2021, the Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying consolidated balance sheets. For the year ended December 31, 2022, the valuation allowance for deferred tax assets increased by $35.4 million, which was principally due to net operating losses, tax credits, tax basis generated from the intellectual property transfer, and U.S. research and development expense capitalization.

At December 31, 2022 and 2021, the Company had unused federal net operating loss carryforwards of $0 and $13.3 million, respectively. The federal net operating loss carryforwards have no expiration. The CARES Act temporarily allows the Company to carryback net operating losses arising in 2018, 2019 and 2020 to the five prior tax years. In addition, net operating losses generated in these years could fully offset prior year taxable income without the 80% of the taxable income limitation under the TCJA which was enacted on December 22, 2017. Given that the Company utilized a substantial portion of its net operating losses in 2021, is expected to utilize all remaining net operating losses in 2022, the net operating loss carryback provisions under the CARES Act are not applicable to the Company.

At December 31, 2022 and 2021, the Company had unused state net operating loss carryforwards of $3.6 million and $8.5 million, respectively. The state net operating loss carryforwards expire in 2035.

At December 31, 2022 and 2021, the Company had unused foreign net operating loss carryforwards of $72.9 million and $16.8 million, respectively. The foreign net operating loss carryforwards have no expiration.

At December 31, 2022 and 2021, the Company had $6.6 million and $2.8 million of research and development tax credit carryforwards that may be available to offset future federal income taxes through 2040. Additionally, at December 31, 2022, the Company had a federal orphan drug credit (ODC) carryforward related to qualifying research of $4.8 million that will begin to expire

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in 2041. At December 31, 2022 and 2021, the Company also had $1.3 million and $0.8 million of research and development tax credit carryforwards that may be available to offset future state income taxes in the state of Massachusetts through 2035.

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

The Company complies with the provisions of ASC 740 in accounting for its uncertain tax positions. ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely that not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. At December 31, 2022 and 2021, the Company had no uncertain tax positions.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company had no accruals for interest and penalties at December 31, 2022 and 2021.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The statute of limitations for assessment by the Internal Revenue Service and state tax authorities remains open for the tax years December 31, 2019 through December 31, 2022 as the Company was incorporated in September 2018. There are currently no federal, state or foreign income tax audits in progress. The resolution of tax matters is not expected to have a material effect on the Company's consolidated financial statements.

12. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Years Ended December 31,
(in thousands, except share and per share data)	2022	2021
Numerator:
Net loss – basic and diluted	$(168,710)	$(171,962)
Denominator:
Weighted-average common shares outstanding – basic and diluted	76,654,856	62,782,126
Net loss per share – basic and diluted	$(2.20)	$(2.74)

Based on the amounts outstanding at December 31, 2022 and 2021, the Company excluded the following potential shares of common stock from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2022 and 2021, because including them would have had an anti-dilutive effect. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

	Years Ended December 31,
	2022	2021
Options to purchase common stock	7,922,797	6,155,055
Unvested restricted stock	2,239,106	2,866,909

13. Commitments and Contingencies

Leases

The Company entered into a lease agreement and a sublease agreement for the lease of property in Waltham, Massachusetts (see Note 5). The Company also leases an office space in Houston, Texas under an operating lease which will be terminated effective March 31, 2023 and an office space in Dublin, Ireland under an operating lease that expires on December 31, 2023.

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Proceedings

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. At December 31, 2022, there were no matters which would have a material impact on the Company’s financial results.

Purchase and Other Obligations

We enter into contracts in the normal course of business with CROs and other third-party vendors for clinical trials and testing and manufacturing services, which can contain purchase commitments or other noncancelable obligations. Most contracts do not contain minimum purchase commitments and are cancellable by us upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including non-cancelable obligations of services provided up to one year after the date of cancellation. The amount and timing of such payments are not known.

We may incur potential contingent payments upon our achievement of clinical, regulatory and commercial milestones, as applicable, or we may be required to make royalty payments under license and grant agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property. Due to the uncertainty of the achievement and timing of the events requiring payment under these agreements, the amounts to be paid by us are not fixed or determinable at this time (see Note 8).

14. Related Party Transactions

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

In May 2020, the Company entered into the 2020 DMS Agreement with BaseCamp pursuant to which BaseCamp provides products and services that are used in the Company's laboratory operations, including consulting services, project management services, quality control services and cGMP drug product manufacturing (see Note 5).

In August 2022, the Company made a $2.0 million prepayment to BaseCamp for future services.

The Company incurred $3.5 million and $5.9 million during the year ended December 31, 2022 and 2021, respectively, related to services provided to the Company by ElevateBio and affiliates. At December 31, 2022 and 2021, the Company owed ElevateBio and affiliates $0.1 million and $1.7 million, respectively and had prepaid expenses with ElevateBio and affiliates of $2.0 million and $0, respectively.

Members of the Company’s management and board of directors received consulting fees totaling $0.5 million and $0.5 million during the years ended December 31, 2022 and 2021, respectively.

15. Employee Benefit Plans

Effective January 1, 2019, the Company adopted a 401(k) Plan for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The Company made matching contributions of $0.8 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively.

16. Subsequent Events

For the financial statements at December 31, 2022 and for the year then ended, the Company has evaluated all subsequent events through February 15, 2023, the date the consolidated financial statements were available to be issued, noting there were no events or matters identified that require additional disclosure.