Form 10-Q
period 2023-03-31
Allovir, Inc.
filed 2023-05-04
CIK 1754068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023, the registrant had 93,588,013 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ALLOVIR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share amounts)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$115,698	$106,092
Short-term investments	86,872	127,703
Interest receivable	244	157
Prepaid expenses and other current assets	7,461	7,100
Prepaid expenses to related party	2,000	2,000
Total current assets	212,275	243,052
Restricted cash	852	852
Other assets	490	612
Property and equipment, net	844	930
Operating lease right-of-use assets	29,583	31,633
Total assets	$244,044	$277,079
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,134	$3,004
Accrued expenses	12,289	13,985
Income tax payable	130	128
Operating lease liability, current	8,270	7,165
Amount due to related party	136	56
Total current liabilities	24,959	24,338
Operating lease liability, long-term	25,553	28,222
Total liabilities	$50,512	$52,560
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized at March 31, 2023 and December 31, 2022, respectively; 0 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value: 150,000,000 shares authorized at March 31, 2023 and December 31, 2022, respectively; 93,517,750 and 93,268,069 shares issued at March 31, 2023 and December 31, 2022, respectively; and 93,427,990 and 93,093,243 shares outstanding at March 31, 2023 and December 31, 2022, respectively	9	9
Additional paid-in capital	700,782	690,753
Accumulated other comprehensive loss	(301)	(468)
Accumulated deficit	(506,958)	(465,775)
Total stockholders’ equity	193,532	224,519
Total liabilities and stockholders’ equity	$244,044	$277,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

UNAUDITED

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2023	2022
Operating expenses:
Research and development	$30,718	$29,067
General and administrative	12,513	14,126
Total operating expenses	43,231	43,193
Loss from operations	(43,231)	(43,193)
Total other income (loss), net:
Interest income	1,325	148
Other income (loss), net	723	(818)
Net loss	$(41,183)	$(43,863)
Net loss per share — basic and diluted	$(0.44)	$(0.69)
Weighted-average common shares outstanding — basic and diluted	93,303,672	63,993,053
Comprehensive loss:
Net loss	$(41,183)	$(43,863)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	167	(195)
Total other comprehensive income (loss)	167	(195)
Comprehensive loss	$(41,016)	$(44,058)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	63,565,886	$7	$522,479	$(155)	$(297,065)	$225,266
Stock-based compensation	—	—	10,467	—	—	10,467
Issuance of common stock, upon vesting of restricted stock	698,241	—	—	—	—	-
Unrealized loss on available-for-sale securities	—	—	—	(195)	—	(195)
Net loss	—	—	—	—	(43,863)	(43,863)
Balance at March 31, 2022	64,264,127	$7	$532,946	$(350)	$(340,928)	$191,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	93,093,243	$9	$690,753	$(468)	$(465,775)	$224,519
Stock-based compensation	—	—	10,029	—	—	10,029
Issuance of common stock, upon vesting of restricted stock	334,747	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	167	—	167
Net loss	—	—	—	—	(41,183)	(41,183)
Balance at March 31, 2023	93,427,990	$9	$700,782	$(301)	$(506,958)	$193,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(41,183)	$(43,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86	466
Non-cash lease expense	461	380
(Accretion) amortization of short-term investment (discounts) premiums	(729)	76
Stock-based compensation expense	10,029	10,467
Changes in operating assets and liabilities:
Interest receivable	(87)	(122)
Prepaid expenses and other current assets and prepaid expenses to related party	(333)	284
Other assets	122	122
Income tax payable	2	(500)
Accounts payable, accrued expenses and amount due to related party	(486)	(13,786)
Net cash used in operating activities	(32,118)	(46,476)
Cash flows from investing activities
Purchase of short-term investments	(11,756)	(60,979)
Maturities of short-term investments	53,480	6,000
Net cash provided by (used in) investing activities	41,724	(54,979)
Net increase (decrease) in cash, cash equivalents, and restricted cash	9,606	(101,455)
Cash, cash equivalents, and restricted cash at beginning of period	106,944	202,513
Cash, cash equivalents, and restricted cash at end of period	$116,550	$101,058
Non-cash investing and financing activities
Unrealized gain (loss) on available-for-sale securities	$167	$(195)
Reduction of right-of-use asset and operating lease liability due to modification and remeasurement	$—	$(5,506)
Supplemental disclosure of cash flows
Income taxes paid, net of refunds	$—	$500

	Three Months Ended March 31,
	2023	2022
Cash and cash equivalents	$115,698	$100,206
Restricted cash	852	852
Total cash, cash equivalents, and restricted cash	$116,550	$101,058

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

Posoleucel is being studied in three ongoing Phase 3 registrational trials for three distinct indications - the prevention of clinically significant infections from multiple viruses, the treatment of virus-associated hemorrhagic cystitis, or HC, and the treatment of AdV infections – all in allogeneic hematopoietic cell transplant, or HCT, patients who are at high risk for life-threatening viral infections from the six viruses targeted by posoleucel. The Company accelerated the multi-prevention study in recognition of the fact that prevention best addresses patients’ unmet medical needs. Data readouts from all three trials are expected in 2024. In addition to the ongoing Phase 3 registrational studies, posoleucel has been studied in a Phase 2 proof-of-concept, or POC, study for the treatment of BK viremia in kidney transplant patients. Positive topline results of this study were released in February 2023. This is the first study of posoleucel in solid organ transplant, or SOT, patients, and the results of this trial will inform next steps for this potential indication as well as the Company’s broader SOT strategy.

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

ElevateBio, LLC - Related Party

On September 17, 2018, the Company executed a Series A2 Preferred Stock Purchase Agreement ("Series A2 Agreement"), with ElevateBio, LLC ("ElevateBio") and ElevateBio was a purchaser in our registered direct offering in July 2022. ElevateBio, through its diverse platform of technologies to support cell and gene therapy products and expertise, provides drug development and manufacturing services. As a result of ElevateBio’s purchase of our Series A2 Preferred Stock, which converted to common stock upon completion of our IPO, and as a result of ElevateBio’s participation in the July 2022 registered direct offering, ElevateBio acquired an ownership interest in the Company. The Chief Financial Officer of ElevateBio currently serves in a similar management role with AlloVir. In May 2021, Diana M. Brainard M.D. succeeded David Hallal, ElevateBio’s Chief Executive Officer, as the Company’s Chief Executive Officer. Mr. Hallal currently serves as Executive Chairman of the Company's board of directors. In addition to Mr. Hallal and Mr. Sinha, two other members of the Company's board of directors, Morana Jovan-Embiricos and Ansbert Gadicke, also serve as directors of the board of directors of ElevateBio. Dr. Gadicke retired from the Company's board of directors on February 28, 2023.

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Through March 31, 2023, the Company has funded its operations primarily with proceeds received from the sale of common stock, research grants, and from the sale of preferred stock. The Company has incurred recurring losses since its inception, including net losses attributable to common stockholders of $41.2 million and $43.9 million for the three months ended March 31, 2023 and 2022, respectively. In addition, at March 31, 2023, the Company had an accumulated deficit of $507.0 million. The Company expects to continue to generate operating losses for the foreseeable future.

The Company believes that its $202.6 million of cash, cash equivalents and short-term investments held at March 31, 2023 is sufficient to fund planned operations for at least twelve months from the date that these condensed consolidated financial statements are available to be issued.

COVID-19 Considerations

The development of product candidates could be disrupted and materially adversely affected in the future by a pandemic, epidemic or outbreak of an infectious disease, such as the recent COVID-19 pandemic. The spread of COVID-19 has impacted the global economy and has impacted the Company’s operations, including the interruption of preclinical and clinical trial activities and potential interruption to the Company’s supply chain. For example, the COVID-19 pandemic has delayed clinical trials. Also, COVID-19 could affect the Company’s employees or the employees of research sites and service providers on whom the Company relies on as well as those of companies with which the Company does business, including suppliers and CMOs, thereby disrupting business operations. For the health and safety of our employees, the Company has generally restricted on site staff to only those employees who are fully vaccinated or essential to the development and research of product candidates; accordingly, the Company may experience limitations in employee resources. The outbreak and any other preventative or protective actions that the Company, its suppliers or other third parties with which it has business relationships, or governments may take in respect of the COVID-19 pandemic, could disrupt, delay or otherwise adversely impact the business.

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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2022, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or the SEC, on February 15, 2023. Since the date of those financial statements, there have been no material changes to the Company’s significant accounting policies except as described below.

Interim Financial Information

The accompanying condensed consolidated balance sheet at March 31, 2023, and the condensed consolidated statements of operations and comprehensive loss, statements of changes in stockholders’ equity and statements of cash flows for the three months ended March 31, 2023 and 2022 are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position at March 31, 2023 and the results of its operations for the three months ended March 31, 2023 and 2022 and its cash flows for the three months ended March 31, 2023 and 2022. The financial data and other information disclosed in these notes related to the three months ended March 31, 2023 and 2022 are also unaudited. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023 or for any other subsequent interim period.

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

Since December 31, 2022, there have been no new accounting pronouncements adopted by the Company or issued by FASB that are applicable to the Company, except as noted below.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes may result in earlier recognition of credit losses. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

None.

3. Short-Term Investments

The following tables summarize the amortized cost and estimated fair value of the Company’s U.S. government treasury securities and marketable securities, which are considered to be available-for-sale investments and are included in short-term investments on the condensed consolidated balance sheets:

	March 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government treasury securities	$63,736	$1	$(125)	$63,612
Marketable securities:
Corporate and agency bonds	23,307	—	(47)	23,260
Totals	$87,043	$1	$(172)	$86,872

	December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government treasury securities	$99,288	$1	$(253)	$99,036
Marketable securities:
Corporate and agency bonds	28,748	3	(84)	28,667
Totals	$128,036	$4	$(337)	$127,703

Certain short-term debt securities with original maturities of less than three months are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the tables above. The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities. At March 31, 2023 and December 31, 2022, all investments had contractual maturities within one year.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$41,793	$—	$—	$41,793
Marketable securities:
Corporate and agency bonds	—	1,993	—	1,993
Totals	$41,793	$1,993	$—	$43,786
Short-term investments:
U.S. government treasury securities	$63,612	$—	$—	$63,612
Marketable securities:
Corporate and agency bonds	—	23,260	—	23,260
Totals	$63,612	$23,260	$—	$86,872

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$32,641	$—	$—	$32,641
Totals	$32,641	$—	$—	$32,641
Short-term investments:
U.S. government treasury securities	$99,036	$—	$—	$99,036
Marketable securities:
Corporate and agency bonds	—	28,667	—	$28,667
Totals	$99,036	$28,667	$—	$127,703

During the three months ended March 31, 2023 and the year ended December 31, 2022, there were no transfers between levels. The Company classifies its money market fund and U.S. government treasury securities as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices in active markets without any valuation adjustment. The Company classifies its marketable securities as Level 2 assets under the fair value hierarchy, as these assets have pricing inputs that are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined using models or other valuation methodologies.

The carrying amounts of prepaid expenses and other current assets, prepaid expenses to related party, accounts payable, amount due to related party and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

5. Leases

Operating leases

Development and Manufacturing Services Agreement ("DMS Agreement") with Third-Party Supplier

In October 2022, the Company entered into a SOW under the DMS Agreement ("2022 SOW under the DMS Agreement") with a third-party supplier. The 2022 SOW under the DMS Agreement contained an embedded lease for a dedicated manufacturing suite for the manufacture of AlloVir’s products at the facility because the Company directs how and for what purpose the suite is used and obtains substantially all of the economic benefit of the suite. At inception of the lease, it was determined that, in exchange for this dedicated manufacturing suite, AlloVir will pay the supplier a monthly fixed suite utilization fee, fixed batch payments and other related fixed costs, totaling $16.3 million over the 2.25 year lease term ending in December 2024. As part of the arrangement, there were also variable costs for materials, non-fixed batch payments, testing, storage, knowledge and tech transfer and other common area maintenance fees that were not included in the measurement of the lease. The lease of the facility was determined to be classified as an operating lease and commenced in October 2022, the point at which the suite was substantially complete and available for use by the Company. Accordingly, at inception, the Company recorded a ROU asset and lease liability of $14.7 million.

Waltham Leases

In September 2021, the Company entered into a lease agreement with BP Bay Colony LLC and a sublease with AMAG Pharmaceuticals Inc. for the lease of property in Waltham, Massachusetts (collectively, the "Waltham leases"). The space identified under the Waltham leases is intended for general office space, research and development, laboratory use, and light manufacturing. The Waltham leases are classified as operating leases and commenced in September 2021. At the inception date, the Company recorded a ROU asset and lease liability of $6.0 million for the lease and a ROU asset and lease liability of $17.3 million for the sublease based on a July 30, 2030 end date for the Waltham leases. As part of the arrangement, there were also variable costs for common area maintenance fees that were not included in the measurement of the lease. The agreement also provides a $3.1 million tenant improvement allowance which is to be reimbursed by the landlord over the duration of the first two years of the Waltham leases. At March 31, 2023, $0.9 million of the tenant improvement allowance has been used. The Company has the option to renew the leased space for an additional one time period of five years with written notice from the Company. At March 31, 2023, the Company has no reasonable certainty that this option to extend will be exercised.

Maturities of operating lease liabilities at March 31, 2023 are as follows (in thousands):

2023 (remaining 9 months)	7,644
2024	11,816
2025	3,229
2026	3,308
2027	3,386
Thereafter	9,683
Total lease payments	39,066
Less: interest	5,243
Total lease liability	$33,823
Lease liability – current	$8,270
Lease liability – long-term	$25,553

Total lease costs were $2.6 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively. Cash paid for operating leases was $2.1 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively. The Company’s total variable lease costs, such as materials, non-fixed batch payments, testing, storage, knowledge and tech transfer, and other common area maintenance fees, related to the operating leases was $0.1 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively. The weighted average remaining lease term is 6.74 years at March 31, 2023. The weighted average discount rate is 6.19% at March 31, 2023.

6. Accrued Expenses

Accrued expenses consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Employee compensation and benefits	$2,505	$6,416
Professional fees	834	559
Research and development	5,867	5,678
Process development and manufacturing costs	2,040	504
Other	1,043	828
Total accrued expenses	$12,289	$13,985

7. Stockholder’s Equity

On August 3, 2020, in connection with the closing of the Company’s IPO, the Company filed its amended and restated certificate of incorporation, which authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.0001 par value per share. There were no shares of preferred stock issued or outstanding at March 31, 2023 and December 31, 2022.

At March 31, 2023 and December 31, 2022, the Company’s amended and restated certificate of incorporation authorized the Company to issue 150,000,000 shares of common stock at a par value of $0.0001 per share.

The Company has reserved shares of common stock for issuance as follows:

	March 31, 2023	December 31, 2022
Options to purchase common stock	10,753,342	7,922,797
Unvested restricted stock	3,675,716	2,239,106
Stock available for grant under the 2020 Stock Option and Grant Plan	4,037,290	4,253,680
Stock available for issuance under the 2020 Employee Stock Purchase Plan	614,302	454,302
Total	19,080,650	14,869,885

8. Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense was as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Research and development	$3,423	$3,341
General and administrative	6,606	7,126
Total stock-based compensation expense	$10,029	$10,467

2018 Equity Incentive Plan

At March 31, 2023, there was an aggregate of 64,042 shares of common stock issuable upon the exercise of outstanding options under the 2018 Plan and 6,616,772 shares of restricted common stock granted under the 2018 plan. No shares remain available for future issuance under the 2018 Plan. Any options or awards outstanding under the 2018 Plan remain outstanding and effective.

2020 Stock Option and Grant Plan

At March 31, 2023, there was an aggregate of 10,689,300 shares of common stock issuable upon the exercise of outstanding options under the 2020 Plan and 4,883,035 shares of restricted common stock granted under the 2020 Plan. There is an aggregate of 4,037,290 shares reserved for future issuance under the 2020 Plan.

Restricted Common Stock

The following table summarizes restricted common stock activity for the three months ended March 31, 2023:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2023	2,239,106	$13.75
Granted	1,806,519	6.63
Forfeited	(35,162)	14.48
Vested	(334,747)	11.93
Unvested at March 31, 2023	3,675,716	$10.41

At March 31, 2023, there was $35.5 million of unrecognized stock-based compensation cost related to the restricted stock, which is expected to be recognized over a weighted average period of 3.12 years.

Stock Options

The following table summarizes stock option activity (in thousands, except share and per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2023	7,922,797	$17.81	8.30	$786
Granted	3,358,317	6.63	—	—
Exercised	—	—	—	—
Forfeited	(527,772)	19.61	—	—
Options outstanding at March 31, 2023	10,753,342	$14.23	8.66	$46
Options vested and exercisable at March 31, 2023	3,231,896	$20.57	7.76	$42

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period.

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2023 and 2022 was $5.18 per share and $6.89 per share, respectively. At March 31, 2023, there was $60.5 million of unrecognized stock-based compensation expense related to unvested stock options, which is being recognized over a period of 2.61 years.

The fair value was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Expected term (in years)	6.11	6.11
Expected volatility	94.50%	90.53%
Risk-free interest rate	3.46%	1.73%
Expected dividend yield	—	—
Fair value of common stock	$6.63	$9.19

2020 Employee Stock Purchase Plan

The Company did not issue common shares under the Employee Stock Purchase Plan (the “ESPP”) during the three months ended March 31, 2023. The Company recognized $0.1 million of compensation expense for the ESPP during the three months ended March 31, 2023.

At March 31, 2023, there was an aggregate of 614,302 shares reserved for future issuance under the ESPP.

9. Income Taxes

The Company’s income tax provision is computed based on the federal statutory rate, the average state statutory rates, net of the related federal benefit, and foreign statutory rates. For the three months ended March 31, 2023 and 2022, the Company did not record a current and deferred income tax expense due to the generation of net operating losses, the benefits of which have been fully reserved.

The Company’s estimate of the realizability of the deferred tax asset is dependent on estimates of projected future levels of taxable income. In consideration of historical losses and in analyzing future taxable income levels, the Company considered all evidence currently available, both positive and negative, and has not recognized deferred tax assets.

10. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2023	2022
Numerator:
Net loss – basic and diluted	$(41,183)	$(43,863)
Denominator:
Weighted-average common shares outstanding – basic and diluted	93,303,672	63,993,053
Net loss per share – basic and diluted	$(0.44)	$(0.69)

Based on the amounts outstanding at March 31, 2023 and 2022, the Company excluded the following potential shares of common stock from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2023 and 2022, because including them would have had an anti-dilutive effect. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

	March 31,
	2023	2022
Options to purchase common stock	10,753,342	7,507,306
Unvested restricted stock	3,675,716	2,925,254

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

The Company incurred $0.2 million and $1.4 million during the three months ended March 31, 2023 and 2022, respectively, related to services provided to the Company by ElevateBio and affiliates. At March 31, 2023 and December 31, 2022, the Company owed ElevateBio and affiliates $0.1 million and $0.1 million, respectively and had prepaid expenses with ElevateBio and affiliates of $2.0 million and $2.0 million, respectively.

In March 2023, the Company entered into a services agreement with Marker Therapeutics, Inc. (“Marker”) pursuant to which Marker provides development services to the Company. Juan Vera, a current director and former executive officer of the Company, is co-founder, director and chief development officer of Marker. The Company has not incurred any costs under the agreement as of March 31, 2023.

Members of the Company’s management and board of directors received consulting fees totaling $0.1 million and $0.2 million during the three months ended March 31, 2023 and 2022, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing in Part I, Item I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K that was filed on February 15, 2023 with the U.S. Securities and Exchange Commission, or the SEC.

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

Posoleucel is being studied in three ongoing Phase 3 registrational trials for three distinct indications - the prevention of clinically significant infections from multiple viruses, the treatment of virus-associated hemorrhagic cystitis, or HC, and the treatment of AdV infections – all in allogeneic hematopoietic cell transplant, or HCT, patients who are at high risk for life-threatening viral infections from the six viruses targeted by posoleucel. We have accelerated the multi-prevention study in recognition of the fact that prevention best addresses patients’ unmet medical needs. Data readouts from all three trials are expected in 2024. In addition to the ongoing Phase 3 registrational studies, posoleucel has been studied in a Phase 2 POC study for the treatment of BK viremia in kidney transplant patients. Positive topline results of this study were reported in February 2023. This is the first study of posoleucel in SOT patients, and the results of this trial will inform next steps for this potential indication as well as our broader SOT strategy.

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

Since inception, we have devoted substantially all of our resources on raising capital, organizing and staffing our company, business planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing posoleucel, ALVR106, ALVR107, and other product candidates and preparing for clinical trials and establishing arrangements with third parties for the manufacture of our product candidates and component materials. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

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

On August 6, 2021, we filed an automatically effective registration statement on Form S-3, or Registration Statement, with the SEC which registered the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with SVB Leerink LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the ATM Program. On February 10, 2022 we filed a Post-Effective Amendment No. 2 to the Registration Statement and on February 18, 2022 we filed

Post-Effective Amendment No. 3 to the Registration Statement. As of March 31, 2023, no sales had been made pursuant to the ATM Program.

We have incurred significant operating losses since inception, including net losses of $41.2 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $507.0 million.

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

At March 31, 2023, we had cash, cash equivalents and short-term investments of $202.6 million. We believe that our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses and capital expenditure requirements through at least twelve months following the issuance of these financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

The development of our product candidates could be disrupted and materially adversely affected in the future by a pandemic, epidemic or outbreak of an infectious disease , such as the ongoing COVID-19 pandemic. The spread of COVID-19 has impacted the global economy and has impacted our operations, including the interruption of our preclinical and clinical trial activities and potential interruption to our supply chain. For example, the COVID-19 pandemic has delayed clinical trials. If the disruption due to the COVID-19 pandemic continues, our planned pivotal clinical trials also could be delayed due to government orders and site policies on account of the pandemic, and some patients may be unwilling or unable to travel to study sites, enroll in our trials or be unable to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay our ability to conduct preclinical studies and clinical trials or release clinical trial results and could delay our ability to obtain regulatory approval and commercialize our product candidates. Furthermore, COVID-19 could affect our employees or the employees of research sites and service providers on whom we rely, including CROs, as well as those of companies with which we do business, including our suppliers and CMOs, thereby disrupting our business operations.

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

Relationship with ElevateBio - Related Party

On September 17, 2018, we entered into a Series A2 Preferred Stock Purchase Agreement, or the Series A2 Agreement, with ElevateBio, and ElevateBio was a purchaser in our registered direct offering in July 2022. ElevateBio, through its diverse platform of technologies to support cell and gene therapy products and expertise, provides drug development and manufacturing services. As a result of ElevateBio’s purchase of our Series A2 Preferred Stock, which converted to common stock upon completion of our IPO, and as a result of ElevateBio’s participation in the July 2022 registered direct offering, ElevateBio acquired an ownership interest to our consolidated financial statements appearing elsewhere in this Form 10-K. The Chief Financial Officer of ElevateBio currently serves in a similar management role with us. In May 2021, Diana M. Brainard M.D., succeeded David Hallal, ElevateBio’s Chief Executive Officer, as the Company’s Chief Executive Officer. Mr. Hallal currently serves as Executive Chairman of the Company's board of directors. In addition to Mr. Hallal and Mr. Sinha, two other members of the Company's board of directors, Morana Jovan-Embiricos and Ansbert Gadicke, also serve as directors of the board of directors of ElevateBio. Dr. Gadicke retired from the Company's board of directors on February 28, 2023.

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

Other income (loss), net

Other income (loss), net consists primarily of investment amortization and accretion of discounts and premiums on short-term investments and foreign exchange gains and losses.

Income tax expense

Income tax expense consists of current income tax expense which is expected to be payable for the current year.

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Operating expenses:
Research and development	$30,718	$29,067	$1,651
General and administrative	12,513	14,126	(1,613)
Total operating expenses	43,231	43,193	38
Loss from operations	(43,231)	(43,193)	(38)
Total other income (loss), net:
Interest income	1,325	148	1,177
Other income (loss), net	723	(818)	1,541
Net loss	$(41,183)	$(43,863)	$2,680

Research and Development Expenses

The following table summarizes our research and development costs for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Direct research and development expenses by program:
posoleucel	$16,657	$13,500	$3,157
ALVR106	417	1,226	(809)
Unallocated research and development expenses:
Personnel expenses (including stock-based compensation)	11,677	12,015	(338)
Other expenses	1,967	2,326	(359)
Total research and development expenses	$30,718	$29,067	$1,651

Research and development expenses were $30.7 million for the three months ended March 31, 2023, compared to $29.1 million for the three months ended March 31, 2022. The increase of $1.7 million was primarily due to:

•
a $3.2 million increase in costs related to the development of posoleucel, our most advanced product candidate, primarily due to an increase in costs related to the development of clinical trials of $2.1 million and the outsourcing of manufacturing of $1.0 million; and
•
a $0.8 million decrease in costs related to the development of ALVR106, primarily due to a reduction in costs related to the development of clinical trials of $0.6 million and the outsourcing of manufacturing of $0.3 million.

General and Administrative Expenses

General and administrative expenses were $12.5 million for the three months ended March 31, 2023, compared to $14.1 million for the three months ended March 31, 2022. The decrease of $1.6 million primarily consisted of a decrease of $1.5 million in consulting and personnel related costs, including stock-based compensation expense.

Total Other Income (Loss), Net

Total other income (loss), net was $2.0 million for the three months ended March 31, 2023, compared to $(0.7) million for the three months ended March 31, 2022. The increase of $2.7 million is primarily attributable to an increase of $1.2 million in interest income, an increase of $0.8 million resulting from a change in amortization and accretion of discounts and premiums on short-term investments, and a decrease of $0.7 million in foreign exchange losses.

Liquidity and Capital Resources

Sources of Liquidity

At March 31, 2023, we have funded our operations primarily through equity financings and have received net cash proceeds of approximately $156.3 million from the sale of our preferred stock, $292.0 million of net proceeds from the sale of common stock in our IPO and $126.4 million of net proceeds from the Securities Purchase Agreement entered into on July 26, 2022.

On August 6, 2021, we filed the Registration Statement with the SEC and simultaneously entered into a sales agreement with SVB Leerink LLC, as sales agent, for the ATM Program. As of March 31, 2023, no sales had been made pursuant to the ATM Program.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our manufacturing, licensing and lease obligations described further below.

Funding Requirements

At March 31, 2023, our cash, cash equivalents and short-term investments were $202.6 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least twelve months following the issuance of these financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(32,118)	$(46,476)
Net cash provided by (used in) investing activities	41,724	(54,979)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$9,606	$(101,455)

Operating Activities

Net cash used in operating activities was $32.1 million for the three months ended March 31, 2023, reflecting a net loss of $41.2 million, partially offset by non-cash charges of $9.8 million. Non-cash charges primarily consist of stock compensation expense of $10.0 million. The change in our net operating assets and liabilities of $(0.6) million was primarily due to a decrease of $0.5 million in accounts payable, accrued expenses and amount due to related party.

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

The $14.4 million decrease in cash used in operating activities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to the change in net operating assets and liabilities due to timing.

Investing Activities

Net cash provided by investing activities was $41.7 million for the three months ended March 31, 2023, which was primarily due to investment maturities of $53.5 million, partially offset by the purchase of investments of $11.8 million.

Net cash used in investing activities was $55.0 million for the three months ended March 31, 2022, which was primarily due to the purchase of investments of $61.0 million, partially offset by investment maturities of $6.0 million.

Financing Activities

We had no financing activities for the three months ended March 31, 2023 and 2022.

Contractual Obligations

During the three months ended March 31, 2023, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Critical Accounting Policies and Significant Judgments and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of our unaudited interim condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our condensed financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We will remain an emerging growth company until the earlier to occur of (1) the last day of our fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenues of at least $1.235 billion or (c) in which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common shares that is held by non-affiliates exceeds $700 million as of the last day of our second quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

From time to time, we may announce or share with regulatory authorities interim, “topline” or preliminary data from our clinical trials, such as the June 2022 announcement of preliminary results for our Phase 2 posoleucel study for the treatment of BK virus, or BKV, in adult kidney transplant recipients, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Preliminary or “topline” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously announced. As a result, interim, “topline,” and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary, “topline,” or interim data and final data could impact the regulatory approval of, and significantly harm the prospects for any product candidate that is impacted by the applicable data.

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

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to commercialize any product successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. For more information regarding the risks related to insurance coverage and reimbursement please see “Business – Government Regulation – Coverage and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell any product candidates for which we obtain regulatory approval. The U.S. government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government- paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Additional changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges and fraud and abuse and enforcement. Continued implementation of the Affordable Care Act, or ACA, and the passage of additional laws and regulations may result in the expansion of new programs, such as Medicare payment for performance initiatives, and may impact existing government healthcare programs, such as by improving the physician quality reporting system and feedback program. For more information regarding the risks related to recently enacted and future legislation please see “Business – Government Regulation – Healthcare Reform” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our current and future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research and would market, sell and distribute our products. As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. For more information regarding the risks related to these laws and regulations please see “Business – Government Regulation – Other Healthcare Laws and Compliance Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

David Hallal, our Executive Chairman and former Chief Executive Officer, also serves as the Chairman and Chief Executive Officer of ElevateBio, and Vikas Sinha, our President and Chief Financial Officer, also serves as the Chief Financial Officer of ElevateBio. Ansbert Gadicke and Morana Jovan-Embiricos, two members of our board of directors, also serve as directors of the board of directors of ElevateBio. Dr. Gadicke retired from the Company's board of directors on February 28, 2023. In addition, certain of these individuals own equity interests in ElevateBio, which may represent a significant portion of these individuals’ net worth. Although, we have adopted a written related party transactions policy that such transactions must be approved by our audit committee, their positions at ElevateBio and the ownership of any ElevateBio equity or equity awards creates, or may create the appearance of, conflicts of interest when we ask these individuals to make decisions that could have different implications for ElevateBio than the decisions have for us.

We may need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of March 31, 2023, we had 111 employees. As our development and commercialization plans and strategies develop, and as we begin operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. In particular, we may need to add substantial additional personnel and other resources to support our development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

The rules dealing with U.S. federal, state, and local income taxation and foreign income taxation are constantly under review by persons involved in the legislative process, by the Internal Revenue Service, the U.S. Treasury Department and foreign tax authorities. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. For example, under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the U.S. are now capitalized and amortized, which may have an adverse effect on our future cash flows. In recent years, many changes have been made to applicable tax laws and changes are likely to continue to occur in the future.

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

As of December 31, 2022, we reported foreign net operating loss carryforwards of $72.9 million. Our ability to utilize those net operating loss carryforwards are dependent upon our generation of future taxable income.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we are not a borrower or party to any such instruments with SVB, Signature or any other financial institution currently in receivership, if any of our suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to perform their obligations to us or to enter into new commercial arrangements could be adversely affected. Additionally, if any financial institution where we have deposits is put into receivership, access to our deposits could be delayed and uninsured deposits could be lost, either of which could have a material and adverse impact on our current and projected business operations and our financial condition.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses were $168.7 million and $172.0 million for the years ended December 31, 2022 and 2021, respectively. As of March 31, 2023, we had an accumulated deficit of $507.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

We had cash, cash equivalents and short-term investments of $202.6 million as of March 31, 2023. We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Any of our current or future license agreements may also be terminated if we are unable to meet the payment or other obligations under the agreements.

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 74% of our common stock as of March 31, 2023. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

AlloVir, Inc.

Date: May 4, 2023	By:	/s/ Diana Brainard
Diana Brainard
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Vikas Sinha
Vikas Sinha
President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)