Form 10-Q
period 2023-06-30
Allovir, Inc.
filed 2023-08-03
CIK 1754068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 28, 2023, the registrant had 113,868,112 shares of common stock, $0.0001 par value per share, outstanding.

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

•
We intend to develop an efficient and highly productive manufacturing supply chain for our allogeneic, off-the-shelf single- and multi-virus specific T cell therapies. Delays in process performance qualification to validate the drug product manufacturing process could delay regulatory approvals, our development plans and thereby limit our ability to generate revenues.

•
We are highly dependent on our key personnel and anticipate hiring new key personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

•
The trading price of our common stock may be volatile.
•
Our business could be adversely affected by the effects of health epidemics, like the COVID-19 pandemic, in regions where our contracted third parties, including contract research organizations, or CROs, and contract development and manufacturing organizations, or CMOs or CDMOs, have significant research, development or manufacturing facilities, concentrations of clinical trial sites or other business operations, causing disruption in supplies and services.

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
•
the timing of our planned Investigational New Drug, or IND, submissions to the U.S. Food and Drug Administration, or FDA, for our product candidates, including ALVR107;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ALLOVIR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share amounts)	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$196,954	$106,092
Short-term investments	49,582	127,703
Interest receivable	106	157
Prepaid expenses and other current assets	4,737	7,100
Prepaid expenses to related party	1,533	2,000
Total current assets	252,912	243,052
Restricted cash	852	852
Other assets	684	612
Property and equipment, net	759	930
Operating lease right-of-use assets	27,485	31,633
Total assets	$282,692	$277,079
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,164	$3,004
Accrued expenses	16,728	13,985
Income tax payable	127	128
Operating lease liability, current	8,483	7,165
Amount due to related party	61	56
Total current liabilities	30,563	24,338
Operating lease liability, long-term	23,016	28,222
Total liabilities	$53,579	$52,560
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized at June 30, 2023 and December 31, 2022, respectively; 0 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value: 300,000,000 and 150,000,000 shares authorized at June 30, 2023 and December 31, 2022, respectively; 113,729,743 and 93,268,069 shares issued at June 30, 2023 and December 31, 2022, respectively; and 113,716,018 and 93,093,243 shares outstanding at June 30, 2023 and December 31, 2022, respectively	11	9
Additional paid-in capital	781,552	690,753
Accumulated other comprehensive loss	(225)	(468)
Accumulated deficit	(552,225)	(465,775)
Total stockholders’ equity	229,113	224,519
Total liabilities and stockholders’ equity	$282,692	$277,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Operating expenses:
Research and development	$34,824	$31,379	$65,543	$60,446
General and administrative	12,480	13,245	24,992	27,371
Total operating expenses	47,304	44,624	90,535	87,817
Loss from operations	(47,304)	(44,624)	(90,535)	(87,817)
Total other income (loss), net:
Interest income	1,516	162	2,841	310
Other income (loss), net	521	(27)	1,244	(845)
Loss before income taxes	(45,267)	(44,489)	(86,450)	(88,352)
Income tax expense	—	150	—	150
Net loss	$(45,267)	$(44,639)	$(86,450)	$(88,502)
Net loss per share — basic and diluted	$(0.48)	$(0.69)	$(0.92)	$(1.38)
Weighted-average common shares outstanding — basic and diluted	94,625,837	64,467,483	93,968,407	64,231,579
Comprehensive loss:
Net loss	$(45,267)	$(44,639)	$(86,450)	$(88,502)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	76	(94)	243	(289)
Total other comprehensive income (loss)	76	(94)	243	(289)
Comprehensive loss	$(45,191)	$(44,733)	$(86,207)	$(88,791)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	63,565,886	$7	$522,479	$(155)	$(297,065)	$225,266
Stock-based compensation	—	—	10,467	—	—	10,467
Issuance of common stock, upon vesting of restricted stock	698,241	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(195)	—	(195)
Net loss	—	—	—	—	(43,863)	(43,863)
Balance at March 31, 2022	64,264,127	$7	$532,946	$(350)	$(340,928)	$191,675
Stock-based compensation	—	—	10,951	—	—	10,951
Issuance of common stock, upon vesting of restricted stock	450,619	—	—	—	—	—
Purchase of common stock under the 2020 Employee Stock Purchase Plan	73,357	—	244	—	—	244
Unrealized loss on available-for-sale securities	—	—	—	(94)	—	(94)
Net loss	—	—	—	—	(44,639)	(44,639)
Balance at June 30, 2022	64,788,103	$7	$544,141	$(444)	$(385,567)	$158,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	93,093,243	$9	$690,753	$(468)	$(465,775)	$224,519
Stock-based compensation	—	—	10,029	—	—	10,029
Issuance of common stock, upon vesting of restricted stock	334,747	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	167	—	167
Net loss	—	—	—	—	(41,183)	(41,183)
Balance at March 31, 2023	93,427,990	$9	$700,782	$(301)	$(506,958)	$193,532
Stock-based compensation	—	—	10,288	—	—	10,288
Issuance of common stock, upon vesting of restricted stock	179,092	—	—	—	—	—
Purchase of common stock under the 2020 Employee Stock Purchase Plan	108,936	—	315	—	—	315
Issuance of common stock in public offering, net of underwriting discounts, commissions and offering costs	20,000,000	2	70,167	—	—	70,169
Unrealized gain on available-for-sale securities	—	—	—	76	—	76
Net loss	—	—	—	—	(45,267)	(45,267)
Balance at June 30, 2023	113,716,018	11	781,552	(225)	(552,225)	229,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(86,450)	$(88,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	171	552
Non-cash lease expense	233	720
(Accretion) amortization of short-term investment (discounts) premiums	(1,253)	49
Stock-based compensation expense	20,317	21,418
Changes in operating assets and liabilities:
Interest receivable	51	(41)
Prepaid expenses and other current assets and prepaid expenses to related party	2,856	1,423
Other assets	(72)	245
Income tax payable	(1)	(853)
Accounts payable, accrued expenses and amount due to related party	4,908	(10,365)
Net cash used in operating activities	(59,240)	(75,354)
Cash flows from investing activities
Purchase of short-term investments	(14,196)	(92,783)
Maturities of short-term investments	93,814	37,325
Net cash provided by (used in) investing activities	79,618	(55,458)
Cash flows from financing activities
Proceeds from issuance of common stock in public offering, net of underwriting discounts, commissions and offering costs	70,169	—
Proceeds from issuance of stock under the 2020 Employee Stock Purchase Plan	315	244
Net cash provided by financing activities	70,484	244
Net increase (decrease) in cash, cash equivalents, and restricted cash	90,862	(130,568)
Cash, cash equivalents, and restricted cash at beginning of period	106,944	202,513
Cash, cash equivalents, and restricted cash at end of period	$197,806	$71,945
Non-cash investing and financing activities
Unrealized gain (loss) on available-for-sale securities	$243	$(289)
Deferred offering costs included in accounts payable and accrued expenses	$331	$—
Reduction of right-of-use asset and operating lease liability due to modification and remeasurement	$—	$(5,506)
Supplemental disclosure of cash flows
Income taxes paid, net of refunds	$350	$1,003

	Six Months Ended June 30,
	2023	2022
Cash and cash equivalents	$196,954	$71,093
Restricted cash	852	852
Total cash, cash equivalents, and restricted cash	$197,806	$71,945

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

The Company’s pipeline includes additional investigational VST therapies that may benefit high-risk individuals. ALVR106 is the Company’s second off-the-shelf, multi-VST product candidate targeting devastating respiratory diseases caused by human metapneumovirus, or hMPV, influenza, parainfluenza virus, or PIV and respiratory syncytial virus, or RSV. A Phase 1b/2 POC clinical study of ALVR106 has completed enrollment of patients in Part A of the trial. In the preclinical space, the Company is developing ALVR107 to treat hepatitis B, or HBV, infected cells and with the aim of curing chronic HBV infection. Preclinical and IND-enabling studies of ALVR107 to treat and cure HBV were completed in 2022 to support advancement into a POC study after completion of the posoleucel Phase 3 registrational studies.

ElevateBio, LLC - Related Party

On September 17, 2018, the Company executed a Series A2 Preferred Stock Purchase Agreement ("Series A2 Agreement"), with ElevateBio, LLC ("ElevateBio") and ElevateBio was a purchaser in our registered direct offering in July 2022. ElevateBio, through its diverse platform of technologies to support cell and gene therapy products and expertise, provides drug development and manufacturing services. As a result of ElevateBio’s purchase of our Series A2 Preferred Stock, which converted to common stock upon completion of our IPO, and as a result of ElevateBio’s participation in the July 2022 registered direct offering, ElevateBio acquired an ownership interest in the Company. The Chief Financial Officer of ElevateBio currently serves in a similar management role with AlloVir. In May 2021, Diana M. Brainard M.D. succeeded David Hallal, ElevateBio’s Chief Executive Officer, as the Company’s Chief Executive Officer. Mr. Hallal currently serves as Executive Chairman of the Company's board of directors. In addition to Mr. Hallal and Mr. Sinha, Morana Jovan-Embiricos, a director of the Company's board of directors, also serves as a director of the board of directors of ElevateBio.

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Through June 30, 2023, the Company has funded its operations primarily with proceeds received from the sale of common stock, research grants, and from the sale of preferred stock. The Company has incurred recurring losses since its inception, including net losses attributable to common stockholders of $45.3 million and $44.6 million for the three months ended June 30, 2023 and 2022, respectively, and $86.5 million and $88.5 million for the six months ended June 30, 2023 and 2022, respectively. In addition, at June 30, 2023, the Company had an accumulated deficit of $552.2 million. The Company expects to continue to generate operating losses for the foreseeable future.

The Company believes that its $246.5 million of cash, cash equivalents and short-term investments held at June 30, 2023 is sufficient to fund planned operations for at least twelve months from the date that these condensed consolidated financial statements are issued.

COVID-19 Considerations

The development of product candidates could be disrupted and materially adversely affected in the future by a pandemic, epidemic or outbreak of an infectious disease, such as the recent COVID-19 pandemic. Although the immediate impacts of COVID-19 have receded, the COVID-19 pandemic impacted the global economy and the Company’s operations, including the interruption of preclinical and clinical trial activities and potential interruption to the Company’s supply chain. For example, the COVID-19 pandemic has delayed clinical trials.

The Company will continue to assess business plans and the impact COVID-19, including any resurgences, may have on its ability to advance the testing, development and manufacturing of drug candidates, including as a result of adverse impacts on the research sites, service providers, vendors, or suppliers on whom the Company relies on, or to raise financing to support the development of our drug candidates. No assurances can be given that this analysis will enable the Company to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or this sector in particular. The Company cannot presently predict the scope of any potential business shutdowns or disruptions, but if the Company or any of the third parties on whom it relies on or with whom it conducts business, were to experience shutdowns or other business disruptions, the Company’s ability to conduct business in the manner and on the timelines presently planned could be materially and adversely impacted.

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

Interim Financial Information

The accompanying condensed consolidated balance sheet at June 30, 2023, and the condensed consolidated statements of operations and comprehensive loss, statements of changes in stockholders’ equity for the three and six months ended June 30, 2023 and 2022 and the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position at June 30, 2023 and the results of its operations for the three and six months ended June 30, 2023 and 2022 and its cash flows for the six months ended June 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2023 and 2022 are also unaudited. The results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023 or for any other subsequent interim period.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

None.

3. Short-Term Investments

The following tables summarize the amortized cost and estimated fair value of the Company’s U.S. government treasury securities and marketable securities, which are considered to be available-for-sale investments and are included in short-term investments on the condensed consolidated balance sheets:

	June 30, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government treasury securities	$42,172	$—	$(70)	$42,102
Marketable securities:
Corporate and agency bonds	7,500	—	(20)	7,480
Totals	$49,672	$—	$(90)	$49,582

	December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government treasury securities	$99,288	$1	$(253)	$99,036
Marketable securities:
Corporate and agency bonds	28,748	3	(84)	$28,667
Totals	$128,036	$4	$(337)	$127,703

Certain short-term debt securities with original maturities of less than three months are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the tables above. The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities. At June 30, 2023 and December 31, 2022, all investments had contractual maturities within one year.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$111,015	$—	$—	$111,015
Totals	$111,015	$—	$—	$111,015
Short-term investments:
U.S. government treasury securities	$42,102	$—	$—	$42,102
Marketable securities:
Corporate and agency bonds	—	7,480	—	7,480
Totals	$42,102	$7,480	$—	$49,582

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$32,641	$—	$—	$32,641
Totals	$32,641	$—	$—	$32,641
Short-term investments:
U.S. government treasury securities	$99,036	$—	$—	$99,036
Marketable securities:
Corporate and agency bonds	—	28,667	—	$28,667
Totals	$99,036	$28,667	$—	$127,703

During the six months ended June 30, 2023 and the year ended December 31, 2022, there were no transfers between levels. The Company classifies its money market fund and U.S. government treasury securities as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices in active markets without any valuation adjustment. The Company classifies its marketable securities as Level 2 assets under the fair value hierarchy, as these assets have pricing inputs that are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined using models or other valuation methodologies.

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

Waltham Leases

In September 2021, the Company entered into a lease agreement with BP Bay Colony LLC and a sublease with AMAG Pharmaceuticals Inc. for the lease of property in Waltham, Massachusetts (collectively, the "Waltham leases"). The space identified under the Waltham leases is intended for general office space, research and development, laboratory use, and light manufacturing. The Waltham leases are classified as operating leases and commenced in September 2021. At the inception date, the Company recorded a

ROU asset and lease liability of $6.0 million for the lease and a ROU asset and lease liability of $17.3 million for the sublease based on a July 30, 2030 end date for the Waltham leases. As part of the arrangement, there were also variable costs for common area maintenance fees that were not included in the measurement of the lease. The agreement also provides a $3.1 million tenant improvement allowance which is to be reimbursed by the landlord over the duration of the first two years of the Waltham leases. At June 30, 2023, $0.9 million of the tenant improvement allowance has been used. The Company has the option to renew the leased space for an additional one time period of five years with written notice from the Company. At June 30, 2023, the Company has no reasonable certainty that this option to extend will be exercised.

Maturities of operating lease liabilities at June 30, 2023 are as follows (in thousands):

2023 (remaining 6 months)	5,110
2024	11,533
2025	3,229
2026	3,308
2027	3,386
Thereafter	9,681
Total lease payments	36,247
Less: interest	(4,748)
Total lease liability	$31,499
Lease liability – current	$8,483
Lease liability – long-term	$23,016

Total lease costs were $2.6 million and $1.3 million for the three months ended June 30, 2023 and 2022, respectively, and $5.1 million and $2.8 million for the six months ended June 30, 2023 and 2022, respectively. Cash paid for operating leases was $2.8 million and $0.9 million for the three months ended June 30, 2023 and 2022, respectively, and $4.9 million and $2.1 million for the six months ended June 30, 2023 and 2022, respectively. The Company’s total variable lease costs, such as materials, non-fixed batch payments, testing, storage, knowledge and tech transfer, and other common area maintenance fees, related to the operating leases was $0.5 million and $0.9 million for the three months ended June 30, 2023 and 2022, respectively, and $0.6 million and $2.2 million for the six months ended June 30, 2023 and 2022, respectively. The weighted average remaining lease term was 6.55 years and 6.93 years at June 30, 2023 and December 31, 2022, respectively. The weighted average discount rate was 6.10% and 6.23% at June 30, 2023 and December 31, 2022, respectively.

6. Accrued Expenses

Accrued expenses consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Employee compensation and benefits	$3,574	$6,416
Professional fees	960	559
Research and development	7,288	5,678
Process development and manufacturing costs	4,603	504
Other	303	828
Total accrued expenses	$16,728	$13,985

7. Stockholder’s Equity

On May 15, 2023, the Company filed a certificate of amendment to its amended and restated certificate of incorporation authorizing the Company to issue up to 300,000,000 shares of common stock at a par value of $0.0001 per share and 10,000,000 shares of preferred stock at a par value of $0.0001 per share. There were no shares of preferred stock issued or outstanding at June 30, 2023 and December 31, 2022.

On June 21, 2023, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and BoFA Securities, Inc., as the representatives of the several underwriters (the “Underwriters”) relating to an underwritten public offering of 20,000,000 shares of its common stock at a public offering price of $3.75 per share, resulting in net proceeds of $70.2 million after deducting underwriting discounts and commissions of $4.5 million and offering costs of $0.3 million. Under the terms of the underwriting agreement, the Company granted the Underwriters an option, exercisable for 30 days, to purchase up to an additional

3,000,000 shares of its common stock at the same price per share as the shares, less underwriting discounts and commissions. On July 21, 2023, the Underwriters option expired.

The Company has reserved shares of common stock for issuance as follows:

	June 30, 2023	December 31, 2022
Options to purchase common stock	10,304,403	7,922,797
Unvested restricted stock	3,503,459	2,239,106
Stock available for grant under the 2020 Stock Option and Grant Plan	4,476,879	4,253,680
Stock available for issuance under the 2020 Employee Stock Purchase Plan	505,366	454,302
Total	18,790,107	14,869,885

8. Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Research and development	$3,514	$3,892	$6,937	$7,232
General and administrative	6,774	7,059	13,380	14,186
Total stock-based compensation expense	$10,288	$10,951	$20,317	$21,418

2018 Equity Incentive Plan

At June 30, 2023, there was an aggregate of 64,042 shares of common stock issuable upon the exercise of outstanding options under the 2018 Plan and 6,616,772 shares of restricted common stock granted under the 2018 plan. No shares remain available for future issuance under the 2018 Plan. Any options or awards outstanding under the 2018 Plan remain outstanding and effective.

2020 Stock Option and Grant Plan

At June 30, 2023, there was an aggregate of 10,240,361 shares of common stock issuable upon the exercise of outstanding options under the 2020 Plan and 5,150,960 shares of restricted common stock granted under the 2020 Plan. There is an aggregate of 4,476,879 shares reserved for future issuance under the 2020 Plan.

Restricted Common Stock

The following table summarizes restricted common stock activity for the six months ended June 30, 2023:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2023	2,239,106	$13.75
Granted	2,074,444	6.31
Forfeited	(296,252)	11.78
Vested	(513,839)	12.67
Unvested at June 30, 2023	3,503,459	$9.67

At June 30, 2023, there was $30.3 million of unrecognized stock-based compensation cost related to the restricted stock, which is expected to be recognized over a weighted average period of 2.57 years.

Stock Options

The following table summarizes stock option activity (in thousands, except share and per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2023	7,922,797	$17.81	8.30	$786
Granted	3,400,892	6.60	—	—
Exercised	—	—	—	—
Forfeited	(1,019,286)	15.83	—	—
Options outstanding at June 30, 2023	10,304,403	$14.31	8.39	$19
Options vested and exercisable at June 30, 2023	3,751,655	$19.66	7.60	$19

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period.

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2023 and 2022 was $5.16 per share and $6.33 per share, respectively. At June 30, 2023, there was $50.1 million of unrecognized stock-based compensation expense related to unvested stock options, which is being recognized over a period of 2.24 years.

The fair value was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Expected term (in years)	6.09	6.11
Expected volatility	93.95%	94.49%
Risk-free interest rate	3.61%	3.46%
Expected dividend yield	—	—
Fair value of common stock	$3.76	$6.60

2020 Employee Stock Purchase Plan

The Company issued 108,936 shares of common stock under the 2020 Employee Stock Purchase Plan (the “ESPP”) during the six months ended June 30, 2023 at an average price per share of $2.89. Cash received from purchases under the ESPP for the six months ended June 30, 2023 and 2022 were $0.3 million and $0.2 million, respectively. The Company recognized $0.1 million and $0.1 million of compensation expense for the ESPP during the three months ended June 30, 2023 and 2022, respectively, and $0.3 million and $0.1 million of compensation expense for the ESPP during the six months ended June 30, 2023 and 2022, respectively.

At June 30, 2023, there was an aggregate of 505,366 shares reserved for future issuance under the ESPP.

9. Income Taxes

The Company’s income tax provision is computed based on the federal statutory rate, the average state statutory rates, net of the related federal benefit, and foreign statutory rates. For the three and six months ended June 30, 2023 and 2022, the Company recorded income tax expense of $0 and $0.2 million, respectively.

The Company’s estimate of the realizability of the deferred tax asset is dependent on estimates of projected future levels of taxable income. In consideration of historical losses and in analyzing future taxable income levels, the Company considered all evidence currently available, both positive and negative, and has not recognized deferred tax assets.

10. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Numerator:
Net loss – basic and diluted	$(45,267)	$(44,639)	$(86,450)	$(88,502)
Denominator:
Weighted-average common shares outstanding – basic and diluted	94,625,837	64,467,483	93,968,407	64,231,579
Net loss per share – basic and diluted	$(0.48)	$(0.69)	$(0.92)	$(1.38)

Based on the amounts outstanding at June 30, 2023 and 2022, the Company excluded the following potential shares of common stock from the computation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2023 and 2022, because including them would have had an anti-dilutive effect. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

	June 30,
	2023	2022
Options to purchase common stock	10,304,403	7,933,192
Unvested restricted stock	3,503,459	2,494,263

11. Related Party Transactions

In March 2020, the Company entered into a Management and Administrative Services Agreement with ElevateBio Technologies, Inc. that provides for ongoing services to the Company in areas such as information technology, human resources and administration management, and facilities. The Company is billed monthly for such services at cost, with mark-up for profit on specific services, but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the associates providing the services. The agreement has an initial term of five years and will automatically renew for successive one year terms, unless earlier terminated under the terms of the agreement.

In May 2020, the Company entered into a Development and Manufacturing Services Agreement with ElevateBio BaseCamp, Inc. ("BaseCamp") pursuant to which BaseCamp provides products and services that are used in the Company's laboratory operations, including consulting services, project management services, quality control services and cGMP drug product manufacturing. The agreement will expire upon the later of (a) five years from the effective date of January 1, 2019 or (b) the completion of services under all work orders executed prior to the fifth anniversary of the effective date, unless earlier terminated under the terms of the agreement.

In August 2022, the Company made a $2.0 million prepayment to BaseCamp for future services.

The Company incurred $0.5 million and $0.8 million during the three months ended June 30, 2023 and 2022, respectively, and $0.7 million and $2.0 million during the six months ended June 30, 2023 and 2022, respectively, related to services provided to the Company by ElevateBio and affiliates. At June 30, 2023 and December 31, 2022, the Company owed ElevateBio and affiliates $0 and $0.1 million, respectively and had prepaid expenses with ElevateBio and affiliates of $1.5 million and $2.0 million, respectively.

In March 2023, the Company entered into a services agreement with Marker Therapeutics, Inc. (“Marker”) pursuant to which Marker provides development services to the Company. Juan Vera, a current director and former executive officer of the Company, is co-founder, director and chief executive officer of Marker. The Company incurred $0.1 million during the three and six months ended June 30, 2023 under the agreement. At June 30, 2023 and December 31, 2022, the Company owed Marker $0.1 million and $0, respectively.

Members of the Company’s management and board of directors received consulting fees totaling $0.1 million and $0.1 million during the three months ended June 30, 2023 and 2022, respectively, and $0.2 million and $0.3 million during the six months ended June 30, 2023 and 2022, respectively.

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

Our pipeline includes additional investigational VST therapies that may benefit high-risk individuals. ALVR106 is our second off-the-shelf, multi-VST product candidate targeting devastating respiratory diseases caused by human metapneumovirus, or hMPV, influenza, parainfluenza virus, or PIV and respiratory syncytial virus, or RSV. A Phase 1b/2 POC clinical study of ALVR106 has completed enrollment of patients in Part A of the trial. In the preclinical space, we are developing ALVR107 designed to target hepatitis B, or HBV, infected cells and with the aim of curing chronic HBV infection. Preclinical and IND-enabling studies of ALVR107 to treat and cure HBV were completed in 2022 to support advancement into a POC study after completion of the posoleucel Phase 3 studies.

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

On August 3, 2020, we completed an initial public offering, or IPO, of our common stock and issued and sold 18,687,500 shares of our common stock at a public offering price of $17.00 per share, resulting in net proceeds of $292.0 million after deducting underwriting discounts and commissions and offering costs. Prior to our IPO, we funded our operations through equity financings and received proceeds of $156.3 million, net of offering costs of $0.6 million, from the sale of our preferred stock.

On July 26, 2022, we entered into a Securities Purchase Agreement, or the Securities Purchase Agreement, with certain investors for the issuance and sale of 27,458,095 shares of our common stock for aggregate net proceeds of $126.4 million.

On August 6, 2021, we filed an automatically effective registration statement on Form S-3, or Registration Statement, with the SEC which registered the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with SVB Leerink LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the ATM Program. On February 10, 2022 we filed a Post-Effective Amendment No. 2 to the Registration Statement and on February 18, 2022 we filed Post-Effective Amendment No. 3 to the Registration Statement. On June 21, 2023, we suspended our use of and terminated the prospectus supplement under the ATM Program. We will not make any sales under the ATM Program unless and until a new prospectus supplement or a new registration statement is filed. Other than the termination of the prospectus supplement, the sales agreement remains in full force and effect. As of June 30, 2023, no sales had been made pursuant to the ATM Program.

On June 21, 2023, we entered into an underwriting agreement with J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and BoFA Securities, Inc., as the representatives of the several underwriters, or Underwriters, relating to an underwritten public offering of 20,000,000 shares of our common stock at a public offering price of $3.75 per share, resulting in net proceeds of $70.2 million after deducting underwriting discounts, commissions and offering costs. Under the terms of the underwriting agreement, we granted the Underwriters an option, exercisable for 30 days, to purchase up to an additional 3,000,000 shares of its common stock at the same price per share as the shares, less underwriting discounts and commissions. On July 21, 2023, the Underwriters' option expired.

We have incurred significant operating losses since inception, including net losses of $45.3 million and $86.5 for the three and six months ended June 30, 2023, respectively. As of June 30, 2023, we had an accumulated deficit of $552.2 million.

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

At June 30, 2023, we had cash, cash equivalents and short-term investments of $246.5 million. We believe that our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses and capital expenditure requirements through at least twelve months following the issuance of these financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

The development of our product candidates could be disrupted and materially adversely affected in the future by a pandemic, epidemic or outbreak of an infectious disease, such as the ongoing COVID-19 pandemic. The spread of COVID-19 impacted the global economy and our operations, including the interruption of our preclinical and clinical trial activities and potential interruption to our supply chain. For example, the COVID-19 pandemic delayed clinical trials. Although the immediate impacts of COVID-19 have receded, if the disruption due to COVID-19 resurges, our planned pivotal clinical trials also could be delayed due to government orders and site policies on account of the pandemic, and some patients may be unwilling or unable to travel to study sites, enroll in our trials or be unable to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay our ability to conduct preclinical studies and clinical trials or release clinical trial results and could delay our ability to obtain regulatory approval and commercialize our product candidates. Furthermore, COVID-19 could affect our employees or the employees of research sites and service providers on whom we rely, including CROs, as well as those of companies with which we do business, including our suppliers and CMOs, thereby disrupting our business operations.

We are still assessing our business plans and the impact COVID-19 may have on our ability to advance the testing, development and manufacturing of our drug candidates, including as a result of adverse impacts on the research sites, service providers, vendors, or suppliers on whom we rely, or to raise financing to support the development of our drug candidates. No assurances can be given that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or in our sector in particular. We cannot presently predict the scope of any potential business shutdowns or disruptions, but if we or any of the third parties on whom we rely or with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and adversely impacted.

Relationship with ElevateBio - Related Party

On September 17, 2018, we entered into a Series A2 Preferred Stock Purchase Agreement, or the Series A2 Agreement, with ElevateBio, and ElevateBio was a purchaser in our registered direct offering in July 2022. ElevateBio, through its diverse platform of technologies to support cell and gene therapy products and expertise, provides drug development and manufacturing services. As a result of ElevateBio’s purchase of our Series A2 Preferred Stock, which converted to common stock upon completion of our IPO, and as a result of ElevateBio’s participation in the July 2022 registered direct offering, ElevateBio acquired an ownership interest in the Company. The Chief Financial Officer of ElevateBio currently serves in a similar management role with us. In May 2021, Diana M. Brainard M.D., succeeded David Hallal, ElevateBio’s Chief Executive Officer, as the Company’s Chief Executive Officer. Mr. Hallal currently serves as Executive Chairman of the Company's board of directors. In addition to Mr. Hallal and Mr. Sinha, Morana Jovan-Embiricos, a director of the Company's board of directors, also serves as a director of the board of directors of ElevateBio.

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

Any changes in the outcome of any of these variables with respect to the development of our product candidates in clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. For example, if the FDA, the European Medicines Agency, or the EMA, or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

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

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$34,824	$31,379	$3,445
General and administrative	12,480	13,245	(765)
Total operating expenses	47,304	44,624	2,680
Loss from operations	(47,304)	(44,624)	(2,680)
Total other income (loss), net:
Interest income	1,516	162	1,354
Other income (loss), net	521	(27)	548
Loss before income taxes	(45,267)	(44,489)	(778)
Income tax expense	—	150	(150)
Net loss	$(45,267)	$(44,639)	$(628)

Research and Development Expenses

The following table summarizes our research and development costs for each of the periods presented (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Direct research and development expenses by program:
posoleucel	$20,876	$16,233	$4,643
ALVR106	336	1,181	(845)
Unallocated research and development expenses:
Personnel expenses (including stock-based compensation)	11,719	12,495	(776)
Other expenses	1,893	1,470	423
Total research and development expenses	$34,824	$31,379	$3,445

Research and development expenses were $34.8 million for the three months ended June 30, 2023, compared to $31.4 million for the three months ended June 30, 2022. The increase of $3.4 million was primarily due to:

•
a $4.6 million increase in costs related to the development of posoleucel, our most advanced product candidate, primarily due to an increase in costs related to the development of clinical trials of $2.7 million and the outsourcing of manufacturing of $2.0 million;
•
a $0.8 million decrease in costs related to the development of ALVR106, primarily due to a reduction in costs related to the outsourcing of manufacturing of $0.8 million and the development of clinical trials of $0.1 million; and
•
a $0.8 million decrease in consulting and personnel-related costs, including stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses were $12.5 million for the three months ended June 30, 2023, compared to $13.2 million for the three months ended June 30, 2022. The decrease of $0.8 million primarily consisted of a decrease of $0.3 million in consulting and personnel related costs, including stock-based compensation expense.

Total Other Income (Loss), Net

Total other income (loss), net was $2.0 million for the three months ended June 30, 2023, compared to $0.1 million for the three months ended June 30, 2022. The increase of $1.9 million is primarily attributable to an increase of $1.4 million in interest income and an increase of $0.5 million resulting from a change in amortization and accretion of discounts and premiums on short-term investments.

Comparison of the six months ended June 30, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$65,543	$60,446	$5,097
General and administrative	24,992	27,371	(2,379)
Total operating expenses	90,535	87,817	2,718
Loss from operations	(90,535)	(87,817)	(2,718)
Total other income, net:
Interest income	2,841	310	2,531
Other income, net	1,244	(845)	2,089
Loss before income taxes	(86,450)	(88,352)	1,902
Income tax expense	—	150	(150)
Net loss	$(86,450)	$(88,502)	$2,052

Research and Development Expenses

The following table summarizes our research and development costs for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Direct research and development expenses by program:
posoleucel	$37,533	$29,733	$7,800
ALVR106	753	2,408	(1,655)
Unallocated research and development expenses:
Personnel expenses (including stock-based compensation)	23,397	24,509	(1,112)
Other expenses	3,860	3,796	64
Total research and development expenses	$65,543	$60,446	$5,097

Research and development expenses were $65.5 million for the six months ended June 30, 2023, compared to $60.4 million for the six months ended June 30, 2022. The increase of $5.1 million was primarily due to:

•
a $7.8 million increase in costs related to the development of posoleucel, our most advanced product candidate, primarily due to an increase in costs related the development of clinical trials of $4.8 million and the outsourcing of manufacturing of $3.0 million;
•
a $1.7 million decrease in costs related to the development of ALVR106, primarily due to a reduction in costs related to the outsourcing of manufacturing of $1.0 million and the development of clinical trials of $0.6 million;
•
a $1.1 million decrease in consulting and personnel-related costs, including stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses were $25.0 million for the six months ended June 30, 2023, compared to $27.4 million for the six months ended June 30, 2022. The decrease of $2.4 million primarily consisted of a decrease of $1.8 million in consulting and personnel-related costs, including stock-based compensation expense.

Total Other Income (Loss), Net

Total other income (loss), net was $4.1 million for the six months ended June 30, 2023, compared to $(0.5) million for the six months ended June 30, 2023. The increase of $4.6 million is primarily attributable to an increase of $2.5 million in interest income, an increase of $1.3 million resulting from a change in amortization and accretion of discounts and premiums on short-term investments, and a decrease of $0.7 million in foreign exchange losses.

Liquidity and Capital Resources

Sources of Liquidity

At June 30, 2023, we have funded our operations primarily through equity financings and have received net cash proceeds of approximately $156.3 million from the sale of our preferred stock, $292.0 million of net proceeds from the sale of common stock in our IPO, $126.4 million of net proceeds from the Securities Purchase Agreement entered into on July 26, 2022 and $70.2 million of net proceeds from the public offering pursuant to the Underwriting Agreement entered into on June 21, 2023.

On August 6, 2021, we filed the Registration Statement with the SEC and simultaneously entered into a sales agreement with SVB Leerink LLC, as sales agent, for the ATM Program. On June 21, 2023, we suspended our use of and terminated the prospectus supplement under the ATM Program. We will not make any sales under the ATM Program unless and until a new prospectus supplement or a new registration statement is filed. As of June 30, 2023, no sales had been made pursuant to the ATM Program.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our manufacturing, licensing and lease obligations described further below.

Funding Requirements

At June 30, 2023, our cash, cash equivalents and short-term investments were $246.5 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least twelve months following the issuance of these financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(59,240)	$(75,354)
Net cash provided by (used in) investing activities	79,618	(55,458)
Net cash provided by financing activities	70,484	244
Net increase (decrease) in cash, cash equivalents, and restricted cash	$90,862	$(130,568)

Operating Activities

Net cash used in operating activities was $59.2 million for the six months ended June 30, 2023, reflecting a net loss of $86.5 million, partially offset by non-cash charges of $19.5 million. Non-cash charges primarily consist of stock compensation expense of $20.3 million. The change in our net operating assets and liabilities of $7.7 million was primarily due to an increase of $4.9 million in accounts payable, accrued expenses and amount due to related party and an increase of $2.9 million in prepaid expenses and other current assets and prepaid expenses to related party.

Net cash used in operating activities was $75.4 million for the six months ended June 30, 2022, reflecting a net loss of $88.5 million, partially offset by non-cash charges of $22.7 million. The non-cash charges primarily consist of stock compensation expense of $21.4 million. The change in our net operating assets and liabilities of $(9.6) million was primarily due to a decrease of $10.4 million in accounts payable, accrued expenses and amount due to related party, offset by a decrease of $1.4 million in prepaid expenses and other current assets.

The $16.1 million decrease in cash used in operating activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to the change in net operating assets and liabilities due to timing.

Investing Activities

Net cash provided by investing activities was $79.6 million for the six months ended June 30, 2023, which was primarily due to investment maturities of $93.8 million, partially offset by the purchase of investments of $14.2 million.

Net cash used in investing activities was $55.5 million for the six months ended June 30, 2022, which was primarily due to the purchase of investments of $92.8 million, partially offset by investment maturities of $37.3 million.

Financing Activities

Net cash provided by financing activities was $70.5 million for the six months ended June 30, 2023, which was primarily due to $70.2 million in net proceeds from the issuance of common stock in our public offering and $0.3 million in proceeds from the issuance of stock under our employee stock purchase plan.

Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2022, which was primarily due to proceeds from the issuance of stock under our employee stock purchase plan.

Contractual Obligations

During the six months ended June 30, 2023, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have not obtained regulatory approval for any of our product candidates, including our clinical-stage product candidates posoleucel and ALVR106. Our business is substantially dependent on our ability to obtain regulatory approval for, and, if approved, to successfully commercialize our product candidates in a timely manner.

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

We may experience delays in our ongoing or future clinical trials and we do not know whether clinical trials will begin or enroll subjects on time, will need to be redesigned or will be completed on schedule, if at all. In July 2020, the Investigational New Drug, or IND that Baylor College of Medicine, or BCM, submitted for ALVR109 was placed on clinical hold for safety concerns related to the quality of ancillary reagents unique to ALVR109. The FDA subsequently lifted this clinical hold and cleared the IND for ALVR109 but there can be no assurance that the FDA or comparable foreign regulatory authorities will not put clinical trials of any of our product candidates on clinical hold in the future. Any inability to commence or complete our planned clinical trials of our product candidates as a result of a clinical hold or otherwise, will delay or terminate our clinical development plans for our product candidates, may require us to incur additional clinical development costs and could impair our ability to ultimately obtain FDA approval for our product candidates. Clinical trials may be delayed, suspended or prematurely terminated for a variety of other reasons, such as:

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
•
the inability of CROs to perform under these agreements;
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
•
difficulties in finding subjects from whom to obtain cell lines;

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

Success in preclinical studies and early clinical trials does not ensure that later clinical trials, including our Phase 3 pivotal and Phase 2 proof-of-concept clinical trials of posoleucel, will generate adequate data to demonstrate the efficacy and safety of any of our product candidates. Likewise, a number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier preclinical studies or clinical trials. Despite the results reported in earlier preclinical studies or clinical trials for our product candidates, to date, results may not be replicated in subsequent trials, and we do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market posoleucel, ALVR106 or any future product candidates we develop from our allogeneic T cell immunotherapy platform. Additionally, certain of our clinical trial endpoints also may not be adequately powered in a particular subpopulation of our trial population. Additionally, several of our clinical trials to date have been open-label trials. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

From time to time, we may announce or share with regulatory authorities interim, “topline” or preliminary data from our clinical trials, such as the June 2022 announcement of preliminary results for our Phase 2 posoleucel study for the treatment of BK virus, or BKV, in adult kidney transplant recipients, which was based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Preliminary or “topline” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously announced. As a result, interim, “topline,” and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary, “topline,” or interim data and final data could impact the regulatory approval of, and significantly harm the prospects for any product candidate that is impacted by the applicable data.

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

A company may request RMAT designation of its product candidate, which designation may be granted if the product meets the following criteria: (1) it is a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and potential eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites post-approval, if appropriate. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence (such as electronic health records); through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy. Under the Food and Drug Omnibus Reform Act of 2022 (FDORA), the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of approval for a product granted accelerated approval. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period. There can be no assurance that the FDA would allow any of the product candidates we may develop to proceed on an accelerated approval pathway, and even if the FDA did allow such pathway, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. Moreover, even if we received accelerated approval, any post-approval studies required to confirm and verify clinical benefit may not show such benefit, which could lead to withdrawal of any approvals we have obtained. Receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.

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

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare drugs and services, which could result in reduced demand for our drug candidates or additional pricing pressures. The Inflation Reduction Act of 2022, or IRA includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition.  If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

In addition, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

Individual states in the U.S. have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

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

We conduct our operations at our facilities in Waltham, Massachusetts and Dublin, Ireland. Each of those regions serve as headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. Changes to U.S. immigration and work authorization laws and regulations, including those that restrain the flow of scientific and professional talent, can be significantly affected by political forces and levels of economic activity. Our business may be materially adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes and goals or projects involving personnel who are not U.S. citizens.

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

David Hallal, our Executive Chairman and former Chief Executive Officer, also serves as the Chairman and Chief Executive Officer of ElevateBio, and Vikas Sinha, our President and Chief Financial Officer, also serves as the Chief Financial Officer of ElevateBio. Morana Jovan-Embiricos, a member of our board of directors, also serves as a director of the board of directors of ElevateBio. In addition, certain of these individuals own equity interests in ElevateBio, which may represent a significant portion of these individuals’ net worth. Although, we have adopted a written related party transactions policy that such transactions must be approved by our audit committee, their positions at ElevateBio and the ownership of any ElevateBio equity or equity awards creates, or may create the appearance of, conflicts of interest when we ask these individuals to make decisions that could have different implications for ElevateBio than the decisions have for us.

We may need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of June 30, 2023, we had 113 employees. As our development and commercialization plans and strategies develop, and as we begin operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. In particular, we may need to add substantial additional personnel and other resources to support our development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Risks Related to our Business

We may be unable to adequately protect our information systems from cyber attacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses were $168.7 million and $172.0 million for the years ended December 31, 2022 and 2021, respectively. As of June 30, 2023, we had an accumulated deficit of $552.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

Our expenses could increase beyond our expectations if we are required by the FDA or other regulatory authorities to perform clinical trials in addition to those that we currently expect, if there are any delays in establishing appropriate manufacturing arrangements for our product candidates, or if we experience delays in the completion of our clinical trials or the development of any of our product candidates for any reason, including as a result of the COVID-19 pandemic.

We have a limited operating history, which may make it difficult to evaluate the success of our business to date and to assess our future viability.

Our company was formed in August 2013. Since inception, we have devoted substantially all of our resources on raising capital, organizing and staffing our company, business planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing posoleucel, ALVR106, and other product candidates and preparing for clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. We have financed our operations primarily through private placements of our preferred stock, our initial public offering, or IPO, in August 2020, our registered direct offering in July 2022 and our public offering in June 2023. We have not yet demonstrated our ability to successfully complete any Phase 3 clinical trials, obtain regulatory approval, consistently manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for the successful commercialization of any of our product candidates. In addition, the allogeneic, off-the-shelf, multi-virus specific T approach of our cell therapies is new and largely unproven. Any predictions about our future success, performance or viability, particularly in view of the rapidly evolving immunotherapy field, may not be accurate given our limited operating history and lack of approved products.

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

We had cash, cash equivalents and short-term investments of $246.5 million as of June 30, 2023. We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Any of our current or future license agreements may also be terminated if we are unable to meet the payment or other obligations under the agreements.

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

We currently depend on a limited number of suppliers and, in some instances, a sole supplier, for some of the components and equipment necessary for the production of consumables, raw materials and starting materials used in the drug product manufacturing process. Specifically, we utilize single sourced suppliers for cell culture media, peptides, cytokines and drug product formulation buffers for the manufacturing of drug product. We cannot be sure that these suppliers will remain in business, or that they will not be purchased by one of our competitors or another company that decides not to continue producing these materials for us. Our use of a sole or a limited number of suppliers of raw materials, components and finished goods exposes us to several risks, including disruptions in supply, price increases, late deliveries and an inability to meet customer demand. There are, in general, relatively few alternative sources of supply for these components. These vendors may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. Establishing additional or replacement suppliers for these components could take a substantial amount of time and it may be difficult to establish replacement suppliers who meet regulatory requirements. If we are able to find a replacement supplier, the replacement supplier would need to be qualified and may require additional regulatory authority approval, which could result in further delay. For example, the FDA or EMA could require additional supplemental data, manufacturing data and comparability data up to and including clinical trial data if we rely upon a new supplier. Any disruption in supply from any supplier or manufacturing location could lead to supply delays or interruptions which would damage our business, financial condition, results of operations and prospects.

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

We are currently manufacturing our posoleucel and ALVR106 VSTs at an external cGMP CMO, and we primarily rely on a single contract testing laboratory for each drug product release test. We are also utilizing single sourced suppliers for cell culture media, peptides, cytokines and drug product formulation buffers for the manufacturing of drug product. We plan to qualify back up and redundant raw material suppliers and additional CMOs to increase manufacturing capacity. If any manufacturing facility, raw material or drug product in our manufacturing network, or the equipment in these facilities, is either damaged or destroyed, we may not be able to quickly or inexpensively replace our manufacturing capacity or replace it at all. Additionally, changes to the manufacturing process that occur in the transfer or setup of new manufacturing facilities could require that we conduct bridging studies before being able to proceed with either clinical or commercial manufacturing activities. In the event of a temporary or protracted loss of a facility or its equipment, we may not be able to transfer manufacturing to a third party in the time required to maintain supply. Even if we could transfer manufacturing to a third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with the necessary regulatory requirements or may require regulatory approval before selling any products manufactured at that facility. Such an event could delay our clinical studies or reduce our commercial product sales.

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
•
general political and economic conditions; and
•
other events or factors, many of which are beyond our control.

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 68% of our common stock as of June 30, 2023. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

The number of shares of our common stock reserved for issuance under the 2020 Plan increased on January 1, 2023 and shall be cumulatively increased each January 1 thereafter by 5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following 2020, the year in which we completed our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

3.2

Certificate of Amendment to Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-39409) filed on May 16, 2023.

3.3	Amended and Restated Bylaws of AlloVir, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 001-39409) filed on August 3, 2020).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239698) filed on July 23, 2020).

10.1#	Amended and Restated Executive Employment Agreement by and between Registrant and Edward Miller, dated as of October 2, 2019.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

AlloVir, Inc.

Date: August 3, 2023	By:	/s/ Diana Brainard
Diana Brainard
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Vikas Sinha
Vikas Sinha
President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)