Form 10-Q
period 2023-09-30
Allovir, Inc.
filed 2023-11-02
CIK 1754068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 27, 2023, the registrant had 114,063,336 shares of common stock, $0.0001 par value per share, outstanding.

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
•
risks associated with a health epidemic like the COVID-19 pandemic, including the emergence of new COVID-19 variants, which may adversely impact our business and clinical trials;
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
•
our expectation about the period of time over which our existing capital resources will be sufficient to fund our operating expenses and capital expenditures
•
our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ALLOVIR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share amounts)	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$95,627	$106,092
Short-term investments	117,691	127,703
Interest receivable	234	157
Prepaid expenses and other current assets	5,892	7,100
Prepaid expenses to related party	575	2,000
Total current assets	220,019	243,052
Restricted cash	852	852
Other assets	1,425	612
Property and equipment, net	673	930
Operating lease right-of-use assets	25,343	31,633
Total assets	$248,312	$277,079
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,925	$3,004
Accrued expenses	15,924	13,985
Income tax payable	—	128
Operating lease liability, current	12,976	7,165
Amount due to related party	241	56
Total current liabilities	33,066	24,338
Operating lease liability, long-term	19,912	28,222
Total liabilities	$52,978	$52,560
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized at September 30, 2023 and December 31, 2022, respectively; 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value: 300,000,000 and 150,000,000 shares authorized at September 30, 2023 and December 31, 2022, respectively; 113,972,541 and 93,268,069 shares issued at September 30, 2023 and December 31, 2022, respectively; and 113,966,594 and 93,093,243 shares outstanding at September 30, 2023 and December 31, 2022, respectively	11	9
Additional paid-in capital	792,020	690,753
Accumulated other comprehensive loss	(200)	(468)
Accumulated deficit	(596,497)	(465,775)
Total stockholders’ equity	195,334	224,519
Total liabilities and stockholders’ equity	$248,312	$277,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Operating expenses:
Research and development	$34,156	$30,004	$99,698	$90,450
General and administrative	12,805	12,946	37,797	40,318
Total operating expenses	46,961	42,950	137,495	130,768
Loss from operations	(46,961)	(42,950)	(137,495)	(130,768)
Total other income (loss), net:
Interest income	1,522	668	4,362	978
Other income (loss), net	1,167	210	2,411	(634)
Loss before income taxes	(44,272)	(42,072)	(130,722)	(130,424)
Income tax expense	—	—	—	150
Net loss	$(44,272)	$(42,072)	$(130,722)	$(130,574)
Net loss per share — basic and diluted	$(0.39)	$(0.50)	$(1.30)	$(1.83)
Weighted-average common shares outstanding — basic and diluted	113,894,188	84,948,837	100,683,322	71,213,219
Comprehensive loss:
Net loss	$(44,272)	$(42,072)	$(130,722)	$(130,574)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	25	(119)	268	(408)
Total other comprehensive income (loss)	25	(119)	268	(408)
Comprehensive loss	$(44,247)	$(42,191)	$(130,454)	$(130,982)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	63,565,886	$7	$522,479	$(155)	$(297,065)	$225,266
Stock-based compensation	—	—	10,467	—	—	10,467
Issuance of common stock, upon vesting of restricted stock	698,241	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(195)	—	(195)
Net loss	—	—	—	—	(43,863)	(43,863)
Balance at March 31, 2022	64,264,127	$7	$532,946	$(350)	$(340,928)	$191,675
Stock-based compensation	—	—	10,951	—	—	10,951
Issuance of common stock, upon vesting of restricted stock	450,619	—	—	—	—	—
Purchase of common stock under the 2020 Employee Stock Purchase Plan	73,357	—	244	—	—	244
Unrealized loss on available-for-sale securities	—	—	—	(94)	—	(94)
Net loss	—	—	—	—	(44,639)	(44,639)
Balance at June 30, 2022	64,788,103	$7	$544,141	$(444)	$(385,567)	$158,137
Stock-based compensation	—	—	10,855	—	—	10,855
Issuance of common stock, upon vesting of restricted stock	393,911	—	—	—	—	—
Issuance of common stock in registered direct offering, net of $0.2 million issuance costs	27,458,095	2	126,423	—	—	126,425
Unrealized loss on available-for-sale securities	—	—	—	(119)	—	(119)
Net loss	—	—	—	—	(42,072)	(42,072)
Balance at September 30, 2022	92,640,109	$9	$681,419	$(563)	$(427,639)	$253,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	93,093,243	$9	$690,753	$(468)	$(465,775)	$224,519
Stock-based compensation	—	—	10,029	—	—	10,029
Issuance of common stock, upon vesting of restricted stock	334,747	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	167	—	167
Net loss	—	—	—	—	(41,183)	(41,183)
Balance at March 31, 2023	93,427,990	$9	$700,782	$(301)	$(506,958)	$193,532
Stock-based compensation	—	—	10,288	—	—	10,288
Issuance of common stock, upon vesting of restricted stock	179,092	—	—	—	—	—
Purchase of common stock under the 2020 Employee Stock Purchase Plan	108,936	—	315	—	—	315
Issuance of common stock in public offering, net of underwriting discounts, commissions and offering costs	20,000,000	2	70,167	—	—	70,169
Unrealized gain on available-for-sale securities	—	—	—	76	—	76
Net loss	—	—	—	—	(45,267)	(45,267)
Balance at June 30, 2023	113,716,018	$11	$781,552	$(225)	$(552,225)	$229,113
Stock-based compensation	—	—	10,468	—	—	10,468
Issuance of common stock, upon vesting of restricted stock	250,576	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	25	—	25
Net loss	—	—	—	—	(44,272)	(44,272)
Balance at September 30, 2023	113,966,594	$11	$792,020	$(200)	$(596,497)	$195,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(130,722)	$(130,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	257	637
Non-cash lease expense	3,790	834
Accretion of short-term investment discounts	(2,486)	(206)
Stock-based compensation expense	30,785	32,273
Changes in operating assets and liabilities:
Interest receivable	(77)	(211)
Prepaid expenses and other current assets and prepaid expenses to related party	2,633	(1,862)
Other assets	(813)	367
Income tax payable	(128)	(853)
Accounts payable, accrued expenses and amount due to related party	3,045	(10,886)
Net cash used in operating activities	(93,716)	(110,481)
Cash flows from investing activities
Purchase of short-term investments	(116,046)	(191,340)
Maturities of short-term investments	128,813	97,325
Net cash provided by (used in) investing activities	12,767	(94,015)
Cash flows from financing activities
Proceeds from issuance of common stock in public offering, net of underwriting discounts, commissions and offering costs	70,169	—
Proceeds from issuance of common stock in registered direct offering, net of issuance costs	—	126,425
Proceeds from issuance of stock under the 2020 Employee Stock Purchase Plan	315	244
Net cash provided by financing activities	70,484	126,669
Net decrease in cash, cash equivalents, and restricted cash	(10,465)	(77,827)
Cash, cash equivalents, and restricted cash at beginning of period	106,944	202,513
Cash, cash equivalents, and restricted cash at end of period	$96,479	$124,686
Non-cash investing and financing activities
Unrealized gain (loss) on available-for-sale securities	$268	$(408)
Deferred offering costs included in accounts payable and accrued expenses	$46	$—
Reduction of right-of-use asset and operating lease liability due to modification and remeasurement	$—	$(5,506)
Purchase of property and equipment included in accounts payable and accrued expenses	$—	$32
Supplemental disclosure of cash flows
Income taxes paid, net of refunds	$351	$1,003

	Nine Months Ended September 30,
	2023	2022
Cash and cash equivalents	$95,627	$123,834
Restricted cash	852	852
Total cash, cash equivalents, and restricted cash	$96,479	$124,686

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

Posoleucel is being studied in three ongoing Phase 3 registrational trials for three distinct indications - the prevention of clinically significant infections from multiple viruses, the treatment of virus-associated hemorrhagic cystitis, or HC, and the treatment of AdV infections – all in allogeneic hematopoietic cell transplant, or HCT, patients who are at high risk for life-threatening viral infections from the six viruses targeted by posoleucel. Data readouts from all three trials are expected in the second half of 2024. In addition to the ongoing Phase 3 registrational studies, posoleucel has been studied in a Phase 2 proof-of-concept, or POC, study for the treatment of BK viremia in kidney transplant patients. Positive topline results from this study were released in February 2023. This is the first study of posoleucel in solid organ transplant, or SOT, patients, and the results of this trial will inform next steps for this potential indication as well as the Company’s broader SOT strategy.

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Through September 30, 2023, the Company has funded its operations primarily with proceeds received from the sale of common stock, research grants, and from the sale of preferred stock. The Company has incurred recurring losses since its inception, including net losses attributable to common stockholders of $44.3 million and $42.1 million for the three months ended September 30, 2023 and 2022, respectively, and $130.7 million and $130.6 million for the nine months ended September 30, 2023 and 2022, respectively. In addition, at September 30, 2023, the Company had an accumulated deficit of $596.5 million. The Company expects to continue to generate operating losses for the foreseeable future.

The Company believes that its $213.3 million of cash, cash equivalents and short-term investments held at September 30, 2023 is sufficient to fund planned operations for at least twelve months from the date that these condensed consolidated financial statements are issued.

COVID-19 Considerations

The development of product candidates could be disrupted and materially adversely affected in the future by a prolonged public health epidemic, pandemic or outbreak of an infectious disease, such as the COVID-19 pandemic. Although the immediate impacts of COVID-19 have receded, the COVID-19 pandemic impacted the global economy and the Company’s operations, including the interruption of preclinical and clinical trial activities and potential interruption to the Company’s supply chain. For example, the COVID-19 pandemic has delayed clinical trials.

The Company will continue to assess the impact COVID-19, including any resurgences, may have on its ability to advance the testing, development and manufacturing of drug candidates, including as a result of adverse impacts on the research sites, service providers, vendors, or suppliers on whom the Company relies on, or to raise financing to support the development of our drug candidates. No assurances can be given that this analysis will enable the Company to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or this sector in particular. The Company cannot presently predict the scope of any potential business shutdowns or disruptions, but if the Company or any of the third parties on whom it relies on or with whom it conducts business, were to experience shutdowns or other business disruptions, the Company’s ability to conduct business in the manner and on the timelines presently planned could be materially and adversely impacted.

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

Interim Financial Information

The accompanying condensed consolidated balance sheet at September 30, 2023, and the condensed consolidated statements of operations and comprehensive loss, statements of changes in stockholders’ equity for the three and nine months ended September 30, 2023 and 2022 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position at September 30, 2023 and the results of its operations for the three and nine months ended September 30, 2023 and 2022 and its cash flows for the nine months ended September 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2023 and 2022 are also unaudited. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023 or for any other subsequent interim period.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

None.

3. Short-Term Investments

The following tables summarize the amortized cost and estimated fair value of the Company’s U.S. government treasury securities and marketable securities, which are considered to be available-for-sale investments and are included in short-term investments on the condensed consolidated balance sheets:

	September 30, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government treasury securities	$115,256	$2	$(63)	$115,195
Marketable securities:
Corporate and agency bonds	2,500	—	(4)	2,496
Totals	$117,756	$2	$(67)	$117,691

	December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government treasury securities	$99,288	$1	$(253)	$99,036
Marketable securities:
Corporate and agency bonds	28,748	3	(84)	$28,667
Totals	$128,036	$4	$(337)	$127,703

Certain short-term debt securities with original maturities of less than three months are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the tables above. The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities. At September 30, 2023 and December 31, 2022, all investments had contractual maturities within one year.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$22,097	$—	$—	$22,097
Totals	$22,097	$—	$—	$22,097
Short-term investments:
U.S. government treasury securities	$115,195	$—	$—	$115,195
Marketable securities:
Corporate and agency bonds	—	2,496	—	$2,496
Totals	$115,195	$2,496	$—	$117,691

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$32,641	$—	$—	$32,641
Totals	$32,641	$—	$—	$32,641
Short-term investments:
U.S. government treasury securities	$99,036	$—	$—	$99,036
Marketable securities:
Corporate and agency bonds	—	28,667	—	$28,667
Totals	$99,036	$28,667	$—	$127,703

During the nine months ended September 30, 2023 and the year ended December 31, 2022, there were no transfers between levels. The Company classifies its money market fund and U.S. government treasury securities as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices in active markets without any valuation adjustment. The Company classifies its marketable securities as Level 2 assets under the fair value hierarchy, as these assets have pricing inputs that are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined using models or other valuation methodologies.

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

Waltham Leases

In September 2021, the Company entered into a lease agreement with BP Bay Colony LLC and a sublease with AMAG Pharmaceuticals Inc. for the lease of property in Waltham, Massachusetts (collectively, the "Waltham leases"). The space identified under the Waltham leases is intended for general office space, research and development, laboratory use, and light manufacturing. The Waltham leases are classified as operating leases and commenced in September 2021. At the inception date, the Company recorded a

ROU asset and lease liability of $6.0 million for the lease and a ROU asset and lease liability of $17.3 million for the sublease based on a July 30, 2030 end date for the Waltham leases. As part of the arrangement, there were also variable costs for common area maintenance fees that were not included in the measurement of the lease. The agreement also provided a $3.1 million tenant improvement allowance which is to be reimbursed by the landlord over the duration of the first two years of the Waltham leases. At September 30, 2023, $0.9 million of the tenant improvement allowance has been used. The Company has the option to renew the leased space for an additional one time period of five years with written notice from the Company. At September 30, 2023, the Company has no reasonable certainty that this option to extend will be exercised.

Maturities of operating lease liabilities at September 30, 2023 are as follows (in thousands):

2023 (remaining 3 months)	6,103
2024	11,531
2025	3,228
2026	3,306
2027	3,385
Thereafter	9,677
Total lease payments	37,230
Less: interest	(4,342)
Total lease liability	$32,888
Lease liability – current	$12,976
Lease liability – long-term	$19,912

Total lease costs were $2.6 million and $1.2 million for the three months ended September 30, 2023 and 2022, respectively, and $7.7 million and $4.1 million for the nine months ended September 30, 2023 and 2022, respectively. Cash paid for operating leases was $0.8 million and $1.1 million for the three months ended September 30, 2023 and 2022, respectively, and $3.9 million and $3.2 million for the nine months ended September 30, 2023 and 2022, respectively. The Company’s total variable lease costs, such as materials, non-fixed batch payments, testing, storage, knowledge and tech transfer, and other common area maintenance fees, related to the operating leases was $0.2 million and $1.5 million for the three months ended September 30, 2023 and 2022, respectively, and $0.9 million and $3.6 million for the nine months ended September 30, 2023 and 2022, respectively. The weighted average remaining lease term was 6.37 years and 6.93 years at September 30, 2023 and December 31, 2022, respectively. The weighted average discount rate was 6.23% at September 30, 2023 and December 31, 2022.

6. Accrued Expenses

Accrued expenses consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Employee compensation and benefits	$5,251	$6,416
Professional fees	977	559
Research and development	5,253	5,678
Process development and manufacturing costs	3,979	504
Other	464	828
Total accrued expenses	$15,924	$13,985

7. Stockholder’s Equity

On May 15, 2023, the Company filed a certificate of amendment to its amended and restated certificate of incorporation authorizing the Company to issue up to 300,000,000 shares of common stock at a par value of $0.0001 per share and 10,000,000 shares of preferred stock at a par value of $0.0001 per share. There were no shares of preferred stock issued or outstanding at September 30, 2023 and December 31, 2022.

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

The Company has reserved shares of common stock for issuance as follows:

	September 30, 2023	December 31, 2022
Options to purchase common stock	10,445,312	7,922,797
Unvested restricted stock	3,410,391	2,239,106
Stock available for grant under the 2020 Stock Option and Grant Plan	4,178,462	4,253,680
Stock available for issuance under the 2020 Employee Stock Purchase Plan	505,366	454,302
Total	18,539,531	14,869,885

8. Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Research and development	$3,254	$3,890	$10,191	$11,122
General and administrative	7,214	6,965	20,594	21,151
Total stock-based compensation expense	$10,468	$10,855	$30,785	$32,273

2018 Equity Incentive Plan

At September 30, 2023, there was an aggregate of 64,042 shares of common stock issuable upon the exercise of outstanding options under the Company's 2018 Equity Incentive Plan, or the 2018 Plan, and 6,616,772 shares of restricted common stock granted under the 2018 plan. No shares remain available for future issuance under the 2018 Plan. Any options or awards outstanding under the 2018 Plan remain outstanding and effective.

2020 Stock Option and Grant Plan

At September 30, 2023, there was an aggregate of 10,381,270 shares of common stock issuable upon the exercise of outstanding options under the Company's 2020 Stock Option and Grant Plan, or the 2020 Plan, and 5,330,610 shares of restricted common stock granted under the 2020 Plan. There is an aggregate of 4,178,462 shares reserved for future issuance under the 2020 Plan.

Restricted Common Stock

The following table summarizes restricted common stock activity for the nine months ended September 30, 2023:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2023	2,239,106	$13.75
Granted	2,254,094	6.06
Forfeited	(318,394)	11.36
Vested	(764,415)	12.59
Unvested at September 30, 2023	3,410,391	$9.16

At September 30, 2023, there was $27.2 million of unrecognized stock-based compensation cost related to the restricted stock, which is expected to be recognized over a weighted average period of 2.39 years.

Stock Options

The following table summarizes stock option activity (in thousands, except share and per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2023	7,922,797	$17.81	8.30	$786
Granted	3,731,242	6.30	—	—
Exercised	—	—	—	—
Forfeited	(1,208,727)	16.38	—	—
Options outstanding at September 30, 2023	10,445,312	$13.86	8.19	$—
Options vested and exercisable at September 30, 2023	4,114,133	$18.99	7.40	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period.

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2023 and 2022 was $4.92 per share and $5.62 per share, respectively. At September 30, 2023, there was $43.8 million of unrecognized stock-based compensation expense related to unvested stock options, which is being recognized over a period of 2.08 years.

The fair value was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Expected term (in years)	6.09	6.11
Expected volatility	94.36%	94.48%
Risk-free interest rate	4.01%	3.51%
Expected dividend yield	—	—
Fair value of common stock	$3.24	$6.30

2020 Employee Stock Purchase Plan

The Company issued 108,936 shares of common stock under the 2020 Employee Stock Purchase Plan (the “ESPP”) during the nine months ended September 30, 2023 at an average price per share of $2.89. Cash received from purchases under the ESPP for the nine months ended September 30, 2023 and 2022 were $0.3 million and $0.2 million, respectively. The Company recognized $0.3 million and $0.2 million of compensation expense for the ESPP during the nine months ended September 30, 2023 and 2022, respectively.

At September 30, 2023, there was an aggregate of 505,366 shares reserved for future issuance under the ESPP.

9. Income Taxes

The Company’s income tax provision is computed based on the federal statutory rate, the average state statutory rates, net of the related federal benefit, and foreign statutory rates. For the three months ended September 30, 2023 and 2022, the Company did not record income tax expense. For the nine months ended September 30, 2023 and 2022, the Company recorded income tax expense of $0 and $0.2 million, respectively.

The Company’s estimate of the realizability of the deferred tax asset is dependent on estimates of projected future levels of taxable income. In consideration of historical losses and in analyzing future taxable income levels, the Company considered all evidence currently available, both positive and negative, and has not recognized deferred tax assets.

10. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Numerator:
Net loss – basic and diluted	$(44,272)	$(42,072)	$(130,722)	$(130,574)
Denominator:
Weighted-average common shares outstanding – basic and diluted	113,894,188	84,948,837	100,683,322	71,213,219
Net loss per share – basic and diluted	$(0.39)	$(0.50)	$(1.30)	$(1.83)

Based on the amounts outstanding at September 30, 2023 and 2022, the Company excluded the following potential shares of common stock from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2023 and 2022, because including them would have had an anti-dilutive effect. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

	September 30,
	2023	2022
Options to purchase common stock	10,445,312	8,499,509
Unvested restricted stock	3,410,391	2,746,971

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

The Company incurred $1.0 million and $0.6 million during the three months ended September 30, 2023 and 2022, respectively, and $1.6 million and $2.7 million during the nine months ended September 30, 2023 and 2022, respectively, related to services provided to the Company by ElevateBio and affiliates. At September 30, 2023 and December 31, 2022, the Company owed ElevateBio and affiliates $0 and $0.1 million, respectively and had prepaid expenses with ElevateBio and affiliates of $0.6 million and $2.0 million, respectively.

In March 2023, the Company entered into a services agreement with Marker Therapeutics, Inc. (“Marker”) pursuant to which Marker provides development services to the Company. Juan Vera, a current director and former executive officer of the Company, is co-founder, director and chief executive officer of Marker. The Company incurred $0.2 million and $0.2 million during the three and nine months ended September 30, 2023, respectively, under the agreement. At September 30, 2023 and December 31, 2022, the Company owed Marker $0.2 million and $0, respectively.

Members of the Company’s management and board of directors received consulting fees totaling $0.1 million and $0.1 million during the three months ended September 30, 2023 and 2022, respectively, and $0.3 million and $0.4 million during the nine months ended September 30, 2023 and 2022, respectively.

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

Posoleucel is being studied in three ongoing Phase 3 registrational trials for three distinct indications - the prevention of clinically significant infections from multiple viruses, the treatment of virus-associated hemorrhagic cystitis, or HC, and the treatment of AdV infections – all in allogeneic hematopoietic cell transplant, or HCT, patients who are at high risk for life-threatening viral infections from the six viruses targeted by posoleucel. Data readouts from all three trials are expected in the second half of 2024. In addition to the ongoing Phase 3 registrational studies, posoleucel has been studied in a Phase 2 POC study for the treatment of BK viremia in kidney transplant patients. Positive topline results from this study were reported in February 2023. This is the first study of posoleucel in SOT patients, and the results of this trial will inform next steps for this potential indication as well as our broader SOT strategy.

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

On August 6, 2021, we filed an automatically effective registration statement on Form S-3, or Registration Statement, with the SEC which registered the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with SVB Leerink LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the ATM Program. On February 10, 2022 we filed a Post-Effective Amendment No. 2 to the Registration Statement and on February 18, 2022 we filed Post-Effective Amendment No. 3 to the Registration Statement. On June 21, 2023, we suspended our use of and terminated the prospectus supplement under the ATM Program. We will not make any sales under the ATM Program unless and until a new prospectus supplement or a new registration statement is filed. Other than the termination of the prospectus supplement, the sales agreement remains in full force and effect. As of September 30, 2023, no sales had been made pursuant to the ATM Program.

We have incurred significant operating losses since inception, including net losses of $44.3 million and $130.7 for the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, we had an accumulated deficit of $596.5 million.

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

At September 30, 2023, we had cash, cash equivalents and short-term investments of $213.3 million. We believe that our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses and capital expenditure requirements through at least twelve months following the issuance of these financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

The development of our product candidates could be disrupted and materially adversely affected in the future by a pandemic, epidemic or outbreak of an infectious disease, such as the COVID-19 pandemic. The spread of COVID-19 impacted the global economy and our operations, including the interruption of our preclinical and clinical trial activities and potential interruption to our supply chain. For example, the COVID-19 pandemic delayed clinical trials. Although the immediate impacts of COVID-19 have receded, if the disruption due to COVID-19 resurges, our planned pivotal clinical trials also could be delayed due to government orders and site policies on account of a pandemic like the COVID-19 pandemic, and some patients may be unwilling or unable to travel to study sites, enroll in our trials or be unable to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay our ability to conduct preclinical studies and clinical trials or release clinical trial results and could delay our ability to obtain regulatory approval and commercialize our product candidates. Furthermore, COVID-19 could affect our employees or the employees of research sites and service providers on whom we rely, including CROs, as well as those of companies with which we do business, including our suppliers and CMOs, thereby disrupting our business operations.

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

The successful development of our product candidates is highly uncertain. We plan to increase our research and development expenses for the foreseeable future as we continue the development of our product candidates and manufacturing processes and conduct discovery and research activities for our clinical programs. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. Our clinical development costs are expected to increase significantly with our ongoing clinical trials. We anticipate that our expenses will increase substantially, particularly due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

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

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$34,156	$30,004	$4,152
General and administrative	12,805	12,946	(141)
Total operating expenses	46,961	42,950	4,011
Loss from operations	(46,961)	(42,950)	(4,011)
Total other income (loss), net:
Interest income	1,522	668	854
Other income (loss), net	1,167	210	957
Loss before income taxes	(44,272)	(42,072)	(2,200)
Income tax expense	—	—	—
Net loss	$(44,272)	$(42,072)	$(2,200)

Research and Development Expenses

The following table summarizes our research and development costs for each of the periods presented (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Direct research and development expenses by program:
posoleucel	$20,770	$14,469	$6,301
ALVR106	375	870	(495)
Unallocated research and development expenses:
Personnel expenses (including stock-based compensation)	11,434	12,237	(803)
Other expenses	1,577	2,428	(851)
Total research and development expenses	$34,156	$30,004	$4,152

Research and development expenses were $34.2 million for the three months ended September 30, 2023, compared to $30.0 million for the three months ended September 30, 2022. The increase of $4.2 million was primarily due to:

•
a $6.3 million increase in costs related to the development of posoleucel, our most advanced product candidate, primarily due to an increase in costs related to the outsourcing of manufacturing of $3.8 million and the development of clinical trials of $2.5 million;
•
a $0.5 million decrease in costs related to the development of ALVR106, primarily due to a reduction in costs related to the development of clinical trials of $0.4 million and the outsourcing of manufacturing of $0.1 million; and
•
a $0.8 million decrease in consulting and personnel-related costs, including stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses were consistent at $12.8 million for the three months ended September 30, 2023, compared to $12.9 million for the three months ended September 30, 2022.

Total Other Income (Loss), Net

Total other income (loss), net was $2.7 million for the three months ended September 30, 2023, compared to $0.9 million for the three months ended September 30, 2022. The increase of $1.8 million is primarily attributable to an increase of $1.0 million in accretion of discounts on short-term investments and an increase of $0.9 million in interest income.

Comparison of the nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$99,698	$90,450	$9,248
General and administrative	37,797	40,318	(2,521)
Total operating expenses	137,495	130,768	6,727
Loss from operations	(137,495)	(130,768)	(6,727)
Total other income (loss), net:
Interest income	4,362	978	3,384
Other income (loss), net	2,411	(634)	3,045
Loss before income taxes	(130,722)	(130,424)	(298)
Income tax expense	—	150	(150)
Net loss	$(130,722)	$(130,574)	$(148)

Research and Development Expenses

The following table summarizes our research and development costs for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Direct research and development expenses by program:
posoleucel	$58,303	$44,201	$14,102
ALVR106	1,128	3,278	(2,150)
Unallocated research and development expenses:
Personnel expenses (including stock-based compensation)	34,831	36,746	(1,915)
Other expenses	5,436	6,225	(789)
Total research and development expenses	$99,698	$90,450	$9,248

Research and development expenses were $99.7 million for the nine months ended September 30, 2023, compared to $90.5 million for the nine months ended September 30, 2022. The increase of $9.2 million was primarily due to:

•
a $14.1 million increase in costs related to the development of posoleucel, our most advanced product candidate, primarily due to an increase in costs related the development of clinical trials of $7.3 million and the outsourcing of manufacturing of $6.8 million;
•
a $2.2 million decrease in costs related to the development of ALVR106, primarily due to a reduction in costs related to the outsourcing of manufacturing of $1.1 million and the development of clinical trials of $1.0 million; and
•
a $1.9 million decrease in personnel expenses, including stock-based compensation, primarily due to a decrease in consulting costs of $1.8 million.

General and Administrative Expenses

General and administrative expenses were $37.8 million for the nine months ended September 30, 2023, compared to $40.3 million for the nine months ended September 30, 2022. The decrease of $2.5 million primarily consisted of a decrease of $1.2 million in consulting and personnel expenses, including stock-based compensation, and a decrease of $1.1 million in insurance related costs.

Total Other Income (Loss), Net

Total other income (loss), net was $6.8 million for the nine months ended September 30, 2023, compared to $0.3 million for the nine months ended September 30, 2022. The increase of $6.4 million is primarily attributable to an increase of $3.4 million in interest income, an increase of $2.3 million in accretion of discounts on short-term investments, and a decrease of $0.7 million in foreign exchange losses.

Liquidity and Capital Resources

Sources of Liquidity

At September 30, 2023, we have funded our operations primarily through equity financings and have received net cash proceeds of approximately $156.3 million from the sale of our preferred stock, $292.0 million of net proceeds from the sale of common stock in our IPO, $126.4 million of net proceeds from the Securities Purchase Agreement entered into on July 26, 2022 and $70.2 million of net proceeds from the public offering pursuant to the Underwriting Agreement entered into on June 21, 2023.

On August 6, 2021, we filed the Registration Statement with the SEC and simultaneously entered into a sales agreement with SVB Leerink LLC, as sales agent, for the ATM Program. On June 21, 2023, we suspended our use of and terminated the prospectus supplement under the ATM Program. We will not make any sales under the ATM Program unless and until a new prospectus supplement or a new registration statement is filed. As of September 30, 2023, no sales had been made pursuant to the ATM Program.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our manufacturing, licensing and lease obligations described further below.

Funding Requirements

At September 30, 2023, our cash, cash equivalents and short-term investments were $213.3 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least twelve months following the issuance of these financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the amount of our working capital requirements. Our future capital requirements will depend on many factors, including:

•
the scope, progress, results and costs of researching and developing posoleucel for our initial and potential additional indications, as well as ALVR106 and other product candidates we may develop, including any delays related to a public health epidemic, such as COVID-19,-or other effects on our development programs;
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

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(93,716)	$(110,481)
Net cash provided by (used in) investing activities	12,767	(94,015)
Net cash provided by financing activities	70,484	126,669
Net decrease in cash, cash equivalents, and restricted cash	$(10,465)	$(77,827)

Operating Activities

Net cash used in operating activities was $93.7 million for the nine months ended September 30, 2023, reflecting a net loss of $130.7 million, partially offset by non-cash charges of $32.3 million. Non-cash charges primarily consist of stock compensation expense of $30.8 million. The change in our net operating assets and liabilities of $4.7 million was primarily due to an increase of $3.0 million in accounts payable, accrued expenses and amount due to related party and a decrease of $2.6 million in prepaid expenses and other current assets and prepaid expenses to related party, offset by an increase in other assets of $0.8 million.

Net cash used in operating activities was $110.5 million for the nine months ended September 30, 2022, reflecting a net loss of $130.6 million, partially offset by non-cash charges of $33.5 million. The non-cash charges primarily consist of stock compensation expense of $32.3 million. The change in our net operating assets and liabilities of $(13.4) million was primarily due to a decrease of $10.9 million in accounts payable, accrued expenses and amount due to related party, and an increase of $1.9 million in prepaid expenses and other current assets and prepaid expenses to related party.

The $16.8 million decrease in cash used in operating activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to the change in net operating assets and liabilities due to timing.

Investing Activities

Net cash provided by investing activities was $12.8 million for the nine months ended September 30, 2023, which was primarily due to investment maturities of $128.8 million, partially offset by the purchase of investments of $116.0 million.

Net cash used in investing activities was $94.0 million for the nine months ended September 30, 2022, which was primarily due to the purchase of investments of $191.3 million, partially offset by investment maturities of $97.3 million.

Financing Activities

Net cash provided by financing activities was $70.5 million for the nine months ended September 30, 2023, which was primarily due to net proceeds from the issuance of common stock in our public offering of $70.2 million.

Net cash provided by financing activities was $126.7 million for the nine months ended September 30, 2022, which was primarily due to net proceeds from the issuance of common stock in our registered direct offering of $126.4 million.

Contractual Obligations

During the nine months ended September 30, 2023, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
•
delays in or temporary suspension of the enrollment of patients in our ongoing and planned clinical trials due to pandemics such as COVID-19;
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

In addition, we could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

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

From time to time, we may announce or share with regulatory authorities interim, “topline” or preliminary data from our clinical trials based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Preliminary or “topline” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously announced. As a result, interim, “topline,” and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary, “topline,” or interim data and final data could impact the regulatory approval of, and significantly harm the prospects for any product candidate that is impacted by the applicable data.

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

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare drugs and services, which could result in reduced demand for our drug candidates or additional pricing pressures. The Inflation Reduction Act of 2022, or IRA includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition.  If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

As of September 30, 2023, we had 114 employees. As our development and commercialization plans and strategies develop, and as we begin operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. In particular, we may need to add substantial additional personnel and other resources to support our development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses were $168.7 million and $172.0 million for the years ended December 31, 2022 and 2021, respectively. As of September 30, 2023, we had an accumulated deficit of $596.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

Our expenses could increase beyond our expectations if we are required by the FDA or other regulatory authorities to perform clinical trials in addition to those that we currently expect, if there are any delays in establishing appropriate manufacturing arrangements for our product candidates, or if we experience delays in the completion of our clinical trials or the development of any of our product candidates for any reason.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect to continue to spend substantial amounts of capital to continue the preclinical and clinical development of our current and future programs. If we are able to gain marketing approval for any product candidate we develop, including for any indication for which we are developing or may develop posoleucel, we will require substantial additional funding in order to launch and commercialize such product candidates, to the extent that such launch and commercialization are not the responsibility of a collaborator that we may contract with in the future. In addition, other unanticipated costs may arise in the course of our development efforts. Under the terms of our license agreements with each of our partners, including BCM, we are obligated to make payments upon the achievement of certain development, regulatory and commercial milestones. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. Additionally, any delays due to changes in federal, state, or local laws and regulations or clinical site policies could impact the timing and cost of the development of our product candidates.

Our future capital requirements depend on many factors, including:

•
the scope, progress, results and costs of researching and developing posoleucel for our initial and potential additional indications, as well as ALVR106, ALVR109 and other product candidates we may develop, including other effects on our development programs;
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

We had cash, cash equivalents and short-term investments of $213.3 million as of September 30, 2023. We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Any of our current or future license agreements may also be terminated if we are unable to meet the payment or other obligations under the agreements.

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 66% of our common stock as of September 30, 2023. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Risks Related to Novel Coronavirus (COVID-19) Pandemic

Our business could be adversely affected by the effects of health epidemics, such as the COVID-19 pandemic, in regions where third parties for which we rely, including CROs or CMOs, have significant research, development or manufacturing facilities, concentrations of clinical trial sites or other business operations, causing disruption in supplies and services.

Our business could be adversely affected by health epidemics in regions where third parties for which we rely, as in contract research organizations, or CROs, or contract manufacturing organizations, or CMOs, have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely. The spread of this pandemic caused significant volatility and uncertainty in U.S. and international markets. Another health epidemic such as the COVID-19 pandemic could result in an economic downturn and may disrupt our business and delay our clinical programs and timelines.

The COVID-19 pandemic, which caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by the COVID-19 pandemic may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the COVID-19 pandemic could materially affect our business and the value of our common stock.

The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the impacts of the COVID-19 pandemic closely.

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

AlloVir, Inc.

Date: November 2, 2023	By:	/s/ Diana Brainard
Diana Brainard
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Vikas Sinha
Vikas Sinha
President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)