Form 10-K
period 2023-12-31
Allovir, Inc.
filed 2024-03-15
CIK 1754068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $265.4 million based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2023, the last business day of the registrant's most recently completed second quarter. In determining the market value of non-affiliate common stock, shares of the Registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock, par value $0.0001 per share, outstanding as of March 8, 2024 was 114,869,175.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders, or the Proxy Statement, which the Registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year end of December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Summary of Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in the section entitled “Risk Factors.” These risks include, but are not limited to, the following:

•
We may not be successful in identifying and implementing any strategic transaction and any strategic transactions that we may consummate in the future could have negative consequences.
•
Even if we successfully consummate any transaction from our strategic assessment, including, but not limited to, in-licensing and/or out-licensing, a merger, sale, and/or divestiture of assets, we may fail to realize all of the anticipated benefits of the transaction, those benefits may take longer to realize than expected, or we may encounter integration difficulties.
•
If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.
•
If a strategic transaction is not consummated, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
•
We are a clinical-stage cell therapy company and we have incurred net losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.
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
•
We intend to develop an efficient and highly productive manufacturing supply chain for our allogeneic, off-the-shelf single- and multi-virus specific T, or VST, cell therapies. Delays in process performance qualification to validate the drug product manufacturing process could delay regulatory approvals, our development plans and thereby limit our ability to generate revenues.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements, including but not limited to, statements about:

•
our plans and expectations regarding our strategic alternative review process and the timing and success of such process regarding a potential transaction;
•
timing of and costs or charges associated with our restructurings, and the savings benefits we expect to receive from those restructurings;
•
success in retaining, or changes required in, our officers, key employees or directors;
•
should we resume development of our product candidates, the success, cost, timing and potential indications of our product development activities and clinical trials, including the future clinical trials of posoleucel and ALVR106;
•
the timing of our planned Investigational New Drug, or IND, submissions to the U.S. Food and Drug Administration, or FDA, for our product candidates, including ALVR107;
•
the timing of the initiation, enrollment and completion of planned clinical trials;
•
should we resume development of our product candidates, our plans to research, develop and commercialize our product candidates, including posoleucel, ALVR106, and ALVR107;
•
the timing of the initiation, completion and outcomes of our preclinical studies;
•
the costs of development of any of our product candidates or clinical development programs and our ability to obtain funding for our operations, including funding necessary to complete the clinical trials of any of our product candidates;
•
our ability to successfully manufacture and distribute posoleucel, ALVR106 or any other future product or product candidate, should we resume development of our product candidates;
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
•
should we resume development of our product candidates, our ability to successfully commercialize our product candidates, including posoleucel and ALVR106;
•
should we resume development of our product candidates, the rate and degree of market acceptance of our product candidates, including posoleucel and ALVR106;
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

PART I

Item 1. Business.

Overview

We are a cell therapy company developing highly innovative allogeneic T cell therapies to treat and prevent devastating viral diseases. Our innovative and proprietary virus-specific T cell, or VST, therapy platform allows AlloVir to generate off-the-shelf VSTs designed to restore immunity in patients with T cell deficiencies who are at risk from the life-threatening consequences of viral diseases. There is an urgent medical need for therapies to treat a large number of patients suffering from viral diseases who currently have limited or no treatment options. Our platform includes three innovative, allogeneic, off-the-shelf VST therapy candidates targeting 11 different devastating viruses. Our lead product candidate, posoleucel (previously referred to as Viralym-M or ALVR105), is a multi-VST therapy that targets six viruses: adenovirus, or AdV, BK virus, or BKV, cytomegalovirus, or CMV, Epstein-Barr virus, or EBV, human herpesvirus 6, or HHV-6 and JC virus, or JCV.

In December 2023, we announced the discontinuation of three Phase 3 registrational trials of posoleucel following separate, pre-planned Data Safety Monitoring Board, or DSMB, futility analyses that concluded the studies were unlikely to meet their primary endpoints. Specifically, we discontinued a multicenter, randomized, double-blind, placebo-controlled Phase 3 trial comparing posoleucel to placebo for the prevention of infection or disease due to AdV, BKV, CMV, EBV, HHV-6, or JCV in high-risk adult and pediatric patients after undergoing an allogeneic hematopoietic stem cell transplant. We also discontinued two multicenter, randomized, double-blind, placebo-controlled Phase 3 trials of posoleucel – one for the treatment of virus-associated hemorrhagic cystitis and the second for the treatment of adenovirus infection - both after allogeneic hematopoietic cell transplant.

In December 2023, we also announced that we would review the detailed datasets from those Phase 3 trials and launch a comprehensive review of strategic alternatives focused on maximizing stockholder value, including, but not limited to, a merger, sale, divestiture of assets, licensing, or other strategic transaction. We expect to devote substantial time and resources to exploring strategic alternatives that our board of directors believes will maximize stockholder value. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value, or that we will make any cash distributions to our stockholders.

In connection with the evaluation of strategic alternatives and in order to maximize capital preservation, we have implemented a plan to reduce our workforce by approximately 95%. This workforce reduction plan was approved in January 2024, and will take place primarily during the first quarter of 2024 and is expected to be substantially completed by April 15, 2024. In clinical trials conducted to date, we have treated more than 500 transplant patients with either single or multi-virus targeted allogeneic VSTs, and our product candidates have been generally well-tolerated and have been associated with clinical benefit. We believe that our allogeneic, off-the-shelf VSTs can benefit patients with other conditions characterized by T-cell deficiencies who are at high risk for life-threatening viral diseases, including immunocompromised cancer patients, the elderly and young children with immature immune systems.

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

We have applied this expertise in the development of additional product candidates that may benefit high-risk individuals:

•
ALVR106 is our second off-the-shelf, multi-VST product candidate that we developed to target devastating respiratory diseases caused by human metapneumovirus, or hMPV, influenza, parainfluenza virus, or PIV, and respiratory syncytial virus, or RSV. A Phase 1b/2 proof of concept clinical study of ALVR106 has completed enrollment of patients in Part A of the trial. We have paused development of ALVR106, including discontinuing the trial pending the outcome of our review of strategic alternatives.
•
ALVR107 is our preclinical stage product candidate designed to target hepatitis B, or HBV, infected cells and with the aim of curing chronic HBV infections. Preclinical and IND-enabling studies of ALVR107 to treat and cure HBV were completed in 2022 to support advancement into a POC study. Clinical development of ALVR107 is currently paused pending the outcome of our review of strategic alternatives.

Our management team has significant experience in successfully advancing products from early-stage discovery through commercialization. Our Chief Executive Officer, Diana Brainard, has more than 20 years of experience in the biopharmaceutical industry and academic medicine. During her 10-year tenure at Gilead Sciences, Dr. Brainard served as the head of the virology therapeutic area, leading the development and launch of some of the most successful drugs of the last decade, including Sovaldi, Harvoni, Epclusa and Biktarvy. In 2020, she led the company-wide initiative to rapidly advance Veklury (remdesivir) to become the first and only antiviral to receive regulatory approval for the treatment of SARS-CoV-2, which earned her global recognition as one of the most influential people in the fight against SARS-CoV-2. Her industry career began at Merck, where she held positions in clinical pharmacology and experimental medicine. Dr. Brainard also serves as an Independent Director of Nektar Therapeutics and Affinia Therapeutics.

Vikas Sinha, our President and Chief Financial Officer, brings more than 25 years of experience in executive finance roles within the biopharmaceutical industry. He served as the Chief Financial Officer of Alexion Pharmaceuticals for more than 11 years, where he oversaw the global expansion of the company across 50 countries and revenue growth to more than $3 billion. Prior to joining Alexion, Mr. Sinha held various positions with Bayer AG across the world, including CFO, Bayer Pharma, North America and CFO, Bayer Yakuhin, Japan. He also serves as Chief Financial Officer of ElevateBio and an Independent Director and Audit Committee Chair at Verona Pharma.

To date, we have raised $156.9 million in aggregate gross proceeds through private financings, $317.7 million in aggregate gross proceeds through our IPO, which closed in August 2020, $126.6 million in aggregate gross proceeds through a registered direct offering in July 2022, and $75.0 million in aggregate gross proceeds through an underwritten public offering July 2023.

Our Pipeline

Our pipeline is comprised of three allogeneic off-the-shelf VST therapy candidates targeting 11 different viruses to treat and prevent life-threatening viral diseases. For each of these pipeline therapies, we have global development and commercialization rights. The chart below summarizes key information about our programs. As noted above, in December 2023, we announced the discontinuation of all three Phase 3 registrational trials of posoleucel.

Our Pipeline Targets 11 Devastating Viruses With No or Limited Treatment Options

	Candidate	Target Population	Target Indication
Multi-VST	**Posoleucel (ALVR105)**	Allogeneic-Hematopoietic Cell Transplant (Allo-HCT)	Multi-virus prevention*
			vHC treatment
			AdV treatment
		Kidney transplant	BKV treatment
		Solid organ transplant	Multi-virus prevention*
	ALVR106	Transplant patients	hMPV, Flu, PIV, RSV treatment
		High-risk general population	
Single VST	**ALVR107**	Chronic Hepatitis B	HBV cure

*Prevention of clinically significant infections or end-organ disease caused by adenovirus (AdV), BK virus (BKV), cytomegalovirus (CMV), Epstein-Barr virus (EBV), human herpesvirus 6 (HHV-6), JC virus (JCV).
vHC = virus-associated Hemorrhagic Cystitis; hMPV = human Metapneumovirus; Flu = Influenza; PIV = Parainfluenza Virus; RSV = Respiratory Syncytial Virus; HBV = Hepatitis B Virus

•
Posoleucel. An allogeneic, off-the-shelf VST therapy candidate targeting six common viruses: AdV, BKV, CMV, EBV, HHV-6 and JCV, which can lead to devastating viral disease in the allogeneic HCT population. Given that posoleucel is multi-VST product candidate, the therapy has multiple potential applications.

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

Based on the totality of supportive evidence in the allo-HCT patient population, we initiated three Phase 3 registrational trials of posoleucel – one for the treatment of virus-associated HC, one for the treatment of adenovirus infection and one for multi-virus prevention, all in HCT patients. In December 2023, we announced the discontinuation of all three Phase 3 registrational trials of posoleucel following separate, pre-planned DSMB futility analyses concluded the studies were unlikely to meet their primary endpoints based on the interim data reviewed by each DSMB.

•
ALVR106. An allogeneic, off-the-shelf VST therapy candidate developed to target devastating diseases caused by four respiratory viruses: hMPV, influenza, PIV and RSV. A Phase 1b/2 proof of concept clinical study of ALVR106 has completed enrollment of patients in Part A of the trial. In December 2023, we paused development of ALVR106, including discontinuing the trial pending the outcome of our review of strategic alternatives.
•
ALVR107. An allogeneic, off-the-shelf VST therapy candidate designed to target HBV-infected cells with the aim of curing chronic HBV infections. Preclinical and IND-enabling studies of ALVR107 to treat and cure HBV were completed in 2022 to support advancement into a proof of concept study. Clinical development of ALVR107 is currently paused pending the outcome of our review of strategic alternatives.

Our Strategy

As announced in December 2023, we have discontinued the three Phase 3 registrational trials of posoleucel following separate, pre-planned DSMB futility analyses concluded the studies were unlikely to meet their primary endpoints.

As also announced in December 2023, we are completing a comprehensive review of strategic alternatives focused on maximizing stockholder value, including, but not limited to, a merger, sale, divestiture of assets, licensing, or other strategic transaction. We expect to devote substantial time and resources to exploring strategic alternatives that our board of directors believes will maximize stockholder value. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value, or that we will make any additional cash distributions to our stockholders.

In connection with the evaluation of strategic alternatives and in order maximize capital preservation, we have implemented a plan to reduce our workforce by approximately 95%. This workforce reduction will take place primarily during the first quarter of 2024 and is expected to be substantially completed by April 15, 2024.

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

In contrast, the adoptive transfer of ex vivo expanded VSTs to HCT patients has generated promising preliminary disease outcome measures and safety data in treating a range of viral diseases in clinical trials. We designed an approach whereby VSTs could be prospectively generated from healthy, third-party donors expressing common HLA polymorphisms who were seropositive for all of the targeted viruses. These VSTs were prepared by stimulating peripheral blood mononuclear cells, or PBMCs, with viral antigens followed by ex vivo expansion and cryopreservation to enable utilization when needed by patients. We then clinically assessed whether such allogeneic VSTs, when administered as a partially HLA-matched off-the-shelf therapy could still provide clinical benefit in a safe manner. We have treated more than 500 allogeneic HCT patients with either single or multi-virus targeted allogeneic VSTs. These off-the-shelf VSTs have been generally well-tolerated and were associated with clinical benefit as indicated by the high response rate demonstrated in immunocompromised patients with drug-refractory infections and diseases.

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

Using our versatile and robust off-the-shelf VST platform, we are able to rapidly generate VST therapies for the treatment of a spectrum of viral diseases. This is demonstrated by our pipeline of innovative, allogeneic off-the-shelf VST therapy candidates targeting both multi-virus (posoleucel and ALVR106) and single-virus indications (ALVR107).

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

Stimulation and Expansion of Polyclonal VSTs in One-step, High-yield Process

Posoleucel

Multi-VST targeting BKV, CMV, AdV, EBV, and HHV-6

PBMCs: Peripheral Blood Mononuclear Cells

Figure 5. Schematic depicting how AlloVir’s versatile off-the-shelf VST manufacturing platform is used to generate Posoleucel

Our Proprietary Allogeneic VST Therapy Process

We are uniquely positioned to rapidly develop and deploy T-cell therapies to treat and/or prevent a range of viral diseases, given our team’s extensive experience in the fields of virology, immunology and cell therapy. We have leveraged this expertise to design the robust and reproducible allogeneic VST therapy production process depicted in the figure below. This process is comprised of three steps that enable the reliable generation of allogeneic, off-the-shelf, single or multi-virus-specific T cells: (1) our virus-specific T-cell profiling and targeted donor selection process, CytokinTM; (2) rapid and scalable off-the-shelf VST manufacturing; and (3) our proprietary, customized VST-cell line selection process, CytomatchTM, which allows for rapid patient access to our allogeneic VST therapy.

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

Our initial focus was to develop posoleucel in immunocompromised HCT and SOT patients who are at high risk for life-threatening viral infections as follows:

•
Treatment of virus-associated HC (BKV and/or AdV) in HCT patients

•
Treatment of AdV infections in HCT patients
•
Prevention of multi-virus infections (AdV, BKV, CMV, EBV, HHV-6 and JCV) in HCT patients
•
Treatment of BKV infections in kidney transplant patients

Based on the strength of the posoleucel Phase 2 data for both treatment and prevention, the FDA has granted posoleucel Regenerative Medicine Advanced Therapy (RMAT) designation for three indications – for the treatment of HC caused by BKV, for the treatment of AdV infection in adults and children following allo-HCT, and for the prevention of clinically significant infections and disease caused by posoleucel’s six target viruses. Similarly, based on data generated from the Phase 2 POC treatment trial and the critical medical need, the European Medicines Agency (EMA) has granted posoleucel PRIority Medicines (PRIME) designation for the treatment of serious infections with AdV, BKV, CMV, EBV and HHV-6. Posoleucel was one of the first seven investigational therapies to receive both PRIME and RMAT designations and, to our knowledge, is the only investigational therapy to receive three RMAT designations. While these designations may not lead to a faster development process and do not increase the likelihood that a product candidate will receive approval from the FDA or EMA, we expect that PRIME and RMAT designations will result in increased EMA and FDA interactions to support our development efforts and may enable an expedited regulatory review process. In addition, the FDA also granted posoleucel Orphan Drug Designation for the treatment of virus-associated HC, and the EMA granted Orphan Medicinal Product designation to posoleucel for its targeted viruses in HCT patients, including for the potential prevention of infections or disease by these viruses.

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

Clinical Development Plan

We initiated a multicenter, randomized, double-blind, placebo-controlled Phase 3 trial to assess the safety and efficacy of posoleucel therapy compared to placebo for the treatment of patients with virus-associated HC following allogeneic HCT. The primary endpoint was the time to resolution of macroscopic hematuria. As these HCT patients often experience multiple viral infections, secondary endpoints included the reduction in viral load for AdV, CMV, EBV, HHV-6 and JCV.

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

ClinicalTrials.gov NCT04390113.

Figure 13. Phase 3, multicenter, randomized, double-blind, placebo-controlled virus-associated HC trial design

In December 2023 the DSMB monitoring the trial met and recommended stopping the trial due futility because the interim data reviewed suggested the trial was unlikely to meet its primary endpoint. As such, we discontinued the trial and have stopped all clinical development of posoleucel for the treatment of virus-associated HC.

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

Clinical Development Plan

We initiated a multicenter, randomized, double-blind, placebo-controlled Phase 3 trial to assess the safety and efficacy of posoleucel therapy for the treatment of pediatric and adult allogeneic HCT patients with AdV infection at the end of 2021.

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

ClinicalTrials.gov NCT05179057.

Figure 14. Phase 3, randomized, double-blind, placebo-controlled adenovirus treatment trial design

In December 2023, the DSMB monitoring the trial met and recommended stopping the trial due futility because the interim data reviewed suggested the trial was unlikely to meet its primary endpoint. As such, we discontinued the trial and have stopped all clinical development of posoleucel for the treatment of AdV.

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

ClinicalTrials.gov NCT05305040.

Figure 15. Phase 3, randomized, double-blind, placebo-controlled multi-virus prevention trial design

In December 2023, the DSMB monitoring the trial met and recommended stopping the trial due futility because the interim data reviewed suggested the trial was unlikely to meet its primary endpoint of the number of clinically significant infections or episodes of end organ disease through week 14. As such, we discontinued the trial and have stopped all clinical development of posoleucel for the prevention of viral infection and disease.

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

Posoleucel Clinical Data— BKV Treatment in Kidney Transplant Patients

In February 2023, we announced positive data from a proof-of-concept, multi-center, randomized, double-blind, placebo-controlled, Phase 2 trial evaluating posoleucel for the treatment of BKV in KT patients.

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

Clinical Development Plan

The topline data described above will inform next steps for this potential indication as well as a broader strategy in solid organ transplant patients.

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

There are currently no FDA- or EMA-approved antiviral therapies for prevention of multiple viral diseases or infections in SOT patients with one single therapy. Learnings from our discontinued multi-virus prevention study in allogeneic HCT patients and our Phase 2 study of kidney transplant patients with BK viremia will inform the potential for a POC study of posoleucel for multi-virus prevention in SOT patients.

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

ALVR106: VST Therapy for the Treatment of Patients with Respiratory Viruses

Acute respiratory tract infections due to respiratory viruses including RSV, influenza, PIV, hMPV and coronaviruses such as SARS-CoV-2, the virus that causes COVID-19, are a major public health concern. For example, RSV-induced bronchiolitis is the most common reason for hospital admission in children less than one year of age. The lack of approved antiviral agents to treat many respiratory viruses underscores the need for alternative treatment and prevention strategies.

ALVR106 is an allogeneic, off-the-shelf VST therapy designed to treat or prevent four common respiratory viruses, RSV, influenza, PIV, and hMPV. A Phase 1/2 proof of concept clinical trial of ALVR106 to target severe respiratory diseases in high-risk populations was initiated in 2022. Part A of the trial has now completed enrollment, but we have discontinued this trial pending the outcome of our review of strategic alternatives.

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

Figure 17. Consequences to high-risk patients with respiratory virus infections

Preclinical Data

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

Figure 18. ALVR106 has selective antiviral activity against target viruses, leaving non-virus infected targets intact

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

Clinical Development Plan

A Phase 1/2 clinical trial of posoleucel in autologous and allogeneic HCT patients with respiratory viral diseases was initiated in 2022. This proof of concept trial was designed as a Phase 1/2, double-blind, placebo-controlled, dose escalation and expansion trial of ALVR106 in addition to standard of care to assess safety and efficacy of ALVR106. Part A of the trial has now completed enrollment, but we have paused development of ALVR106, including discontinuing the trial pending the outcome of our review of strategic alternatives.

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

Clinical Development Plan

We have paused clinical development of ALVR106, which includes discontinuing the trial pending the outcome of our review of strategic alternatives.

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

Clinical Development Plan

Preclinical and IND-enabling studies of ALVR107 to treat and cure HBV were completed in 2022 to support advancement into a POC study. Clinical development of ALVR107 is currently paused pending the outcome of our review of strategic alternatives.

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

Posoleucel: With the exception of valganciclovir, ganciclovir and letermovir for the prevention of CMV disease, and maribavir for the treatment of refractory CMV infection/disease, there are no products FDA-approved for the treatment of AdV, EBV, BKV, HHV-6, or CMV infections or their consequent diseases in allogeneic HCT or SOT patients. Furthermore, there are currently no FDA- or EMA-approved antiviral therapies for the prevention of multiple-viral diseases or infections in transplant patients. Cidofovir is sometimes used off-label for the treatment of BKV-associated HC and AdV infections in HCT patients. Additionally, Vera Therapeutics has completed a Phase 2 clinical trial for MAU868 for the treatment of BKV in KT patients and is exploring the development of MAU868 for the treatment of BKV cystitis in HCT recipients. Memo Therapeutics’ AntiBKV, a therapeutic antibody candidate, is in Phase 2 development for the treatment of BKV infection in renal transplant patients. Helocyte, Inc. is conducting Phase 2 clinical trials of its Triplex vaccine to control CMV infections in HCT patients. Rituximab, an approved antiviral treatment for rheumatoid arthritis and B-cell non-Hodgkin’s lymphoma, is used off-label for the treatment of EBV infections in HCT and SOT patients. Brincidofovir, a lipid conjugate of cidofovir, is in clinical development by SymBio Pharmaceuticals for the treatment of adenoviral disease after allogeneic HCT. AiCuris has in early development AIC468 to prevent BK viral infection in transplanted kidneys. Finally, intravenous immunoglobulin (IVIG) has been explored for the prevention and treatment of BKV associated nephropathy in renal transplant patients, but not in HCT patients. Even in renal transplant patients, there is limited efficacy data for IVIG to support routine use.

ALVR106: The FDA has approved two vaccines for the prevention of lower respiratory tract disease caused by RSV in individuals 60 and older: Arexvy and Abrysvo. The FDA has approved ribavirin (aerosol) to treat RSV infections in children and pavilizumab to treat RSV infections in children younger than two years old. Ribavirin is also used off-label for the treatment or prevention of RSV infections in HCT and SOT patients and PIV infections and hMPV infections in HCT patients. The FDA has approved the monoclonal antibody Beyfortus (nirsevimab) to treat RSV infections in immunocompromised children. Certain approved antiviral medications, including oseltamivir, zanamivir, baloxavir and peramivir, are used to treat influenza infections in HCT and SOT patients. Ansun BioPharma, or Ansun, is conducting Phase 3 clinical trials of DAS181 to treat influenza infections. Several vaccines are FDA-approved and in clinical development for the prevention of influenza infections. Ansun is also conducting Phase 3 clinical studies of DAS181 to treat PIV infections in immunocompromised patients.

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

As of January 18, 2024, our patent portfolio includes ten patent families exclusively in-licensed from Baylor College of Medicine, or BCM, in our field (one of which is co-owned by AlloVir) and one patent family wholly owned by us. These families include issued and pending patents related generally to allogeneic, off-the-shelf, single and multi-VST cell therapies, and specifically to posoleucel, ALVR106 and ALVR109, various potential preclinical product candidates including ALVR107 and ALVR108, and clinical and backup processes for generating VST-cell products and banks. Specifically, we wholly own two pending PCT applications and exclusively in-license at least five issued U.S. patents, 57 patents issued in foreign jurisdictions, and 87 patent applications pending worldwide. Our issued patents are expected to expire between 2030 and 2036, and any patents that may issue from our pending patent applications are expected to expire between 2030 and 2043, absent any patent term adjustments or extensions. As to the patent term extension to restore patent term lost during product development and the FDA regulatory review process, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval.

Our portfolio related to posoleucel includes two patent families exclusively in-licensed from BCM, directed to multi-VST compositions and methods of making and using such compositions therapeutically. The first family includes two issued U.S. patents with claims directed to our clinical and backup methods of making multi-VST cell lines and related patent applications are pending in the U.S. and Europe. Patents in this family are expected to expire in 2030, absent any patent term adjustments or extensions. The second family includes one issued U.S. patent with claims directed to methods of making posoleucel, one issued European patent with claims directed to methods of making multi-VST compositions including posoleucel and ALVR106, and a second issued European patent with claims directed to compositions of multi-VST compositions including posoleucel and ALVR106, made via such methods. The first European patent is validated in 19 European states, and the second in 21 European States, each including Denmark, France, Germany, Spain and the UK. Related patent applications are pending in the U.S. and in Europe. Patents in this family are expected to expire in 2033, absent any patent term adjustments or extensions as noted above. Our portfolio related to posoleucel also includes one patent family wholly owned by us with two pending PCT applications directed to doses and dosing regimens for treating BK viremia and BK disease in subjects, including solid organ transplant patients using VST compositions such as posoleucel. As part of our alternative strategic direction, we are still assessing whether we will proceed with nationalizing and prosecuting these PCT applications. However, if we do, patents in this family are expected to expire between 2042 and 2043, absent any patent term adjustments or extensions.

Our portfolio related to our ALVR106 product candidate includes the two patent families discussed above with respect to posoleucel as well as a patent family directed to the ALVR106 product and methods of making and using the same therapeutically. This patent family includes one U.S. pending patent application and pending patent applications in Australia, Canada, Europe, and Japan. Any patents that may issue from this patent application are expected to expire in 2040, absent any patent term adjustments or extensions. Additionally, our portfolio related to our ALVR106 product candidate includes a patent family with one allowed U.S. patent application and other applications pending in ex-U.S. jurisdictions with claims directed to VSTs targeting ALVR106 antigens hMPV and PIV. The U.S. patent, once issued, and any patents that may issue from the pending patent applications are expected to expire in 2036, absent any patent term adjustments or extensions.

Our portfolio licensed from BCM also includes a patent family related to our ALVR109 product candidate and methods of treating COVID-19 and other coronavirus infections using the same. This patent family includes one U.S. pending patent application, and 1 pending patent applications in Europe. Any patents that may issue from the patent applications in this family are expected to expire in 2041, absent any patent term adjustments or extensions.

Our portfolio licensed from BCM also includes one patent family related to VST compositions, including our ALVR107 and ALVR108 product candidates, and methods of making and using the same therapeutically. This patent family includes one pending PCT application, and one pending application in Taiwan. Any patents that may issue from the patent applications in this family are expected to expire in 2042, absent any patent term adjustments or extensions.

Our portfolio further includes other patent families related to our VST technologies. For example, our portfolio includes one patent family that includes one pending patent application in each of the U.S. and Europe related to our process of selecting donors for VST generation and our methods of matching patients with suitable VST-cell lines; one patent family that includes one pending patent application in each of the U.S. and Europe related to methods for the prophylactic treatment of viral infections; one patent family with one issued U.S. patent, five issued foreign patents, and pending patent applications in the U.S. and foreign jurisdictions including Australia, Canada, Europe, and Japan, directed to methods of identifying peptides that are likely to be immunogenic or, as is discussed already above, directed to VSTs targeting ALVR106 antigens hMPV and PIV; one patent family including one pending patent application in each of the U.S. and Europe directed to universal antigen-specific T cells compositions and methods of making and using the same; and one patent family including 11 issued patents (including a European patent validated in 7 European states) and 4 pending patent applications with claims directed to methods of rapidly expanding T-cells. Patents in the T-cell expansion family are expected to expire in 2032, and any patents that may issue from the immunogenicity family, the donor selection family, the methods for prophylactic treatment family, or the universal antigen-specific T cell family are expected to expire in 2036, 2040, 2040, and 2041, respectively, absent any patent term adjustments or extensions.

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

Collaboration Agreement with BCM

In November 2020, we entered into a Research Collaboration Agreement, or the Research Agreement, with BCM, under which we agreed to pay BCM for performing certain research activities under the direction of Dr. Ann Leen commencing on January 1, 2021, and continuing for a three-year period thereafter. The Research Agreement requires us to make payments to BCM totaling approximately $6.0 million over the term of the Research Agreement. In August 2023, the term of the Research Agreement was extended for an additional year, expiring December 31, 2024.

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

In addition to exclusivity under the BPCIA, a biological product can obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods for all formulations, dosage forms, and indications of the active moiety. This six-month exclusivity, which runs from the end of other exclusivity protection, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining.

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

Data and Marketing Exclusivity

The EEA also provides opportunities for market exclusivity. Upon receiving a marketing authorization in the EEA, innovative medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents generic or biosimilar applicants from referencing the innovator’s preclinical or clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization during a period of eight years from the date on which the reference product was first authorized in the EEA. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity period. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. Even if an innovative medicinal product gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on a MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

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
•
the federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, and its implementing regulations, which require applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed healthcare practitioners and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
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

On December 2, 2020, the United States Department of Health and Human Service, or HHS, published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers (PBMs), unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between PBMs and manufacturers. Implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and PBM service fees are currently under review by the current U.S. presidential administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current U.S. presidential administration may reverse or otherwise change these measures, both the current U.S. presidential administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

In addition, certain states govern the privacy and security of health information and/or other personally identifiable information, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California recently enacted the California Consumer Privacy Act, or CCPA, which created comprehensive individual privacy rights for California consumers (as defined in the law) and placed increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA required covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General began commencing enforcement actions against violators on July 1, 2020. While there is currently an exception for protected health information that is subject to HIPAA and/or that is collected, used, or disclosed in clinical trial research, as currently written, the CCPA may still impact our business activities. The uncertainty and enforcement surrounding the implementation of CCPA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information. The CCPA may increase our compliance costs and potential liability. The CCPA marks the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.

Additionally, a California ballot initiative, the California Privacy Rights Act, or CPRA, was passed in November 2020 and as of January 1, 2023 has imposed additional obligations on companies covered by the legislation. The CPRA significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also created a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA, as modified by the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

Similar laws have been passed in numerous other states and other states have proposed similar new privacy laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. There are also states that are specifically regulating health information. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted.

The collection, use, storage, disclosure, transfer, or other processing of personal information regarding individuals in the European Economic Area, or EEA, including personal health data, is subject to the EU GDPR, which became effective on May 25, 2018. Following the United Kingdom's ("UK") withdrawal from the EU ("Brexit"), the EU GDPR has been incorporated into UK laws ("UK GDPR" and together with the EU GDPR, "GDPR"). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union and the UK, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Despite Brexit, the EU and UK GDPR remain largely aligned.Currently, the most impactful point of divergence relates to transfer mechanisms (i.e., the ability for EU/UK companies to transfer personal information to third countries, including the United States), because it requires us to implement a variety of different contractual clauses approved by EU or UK regulators. This complexity and the additional contractual burden increases our overall risk exposure. There may be further divergence in the future, including with regard to administrative burdens. The UK has announced plans to reform the country’s data protection legal framework in its Data Reform Bill, which will introduce significant divergence from the EU GDPR. Compliance with the EU GDPR and UK GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European or UK activities.

Additionally, we do business around the world and many other foreign jurisdictions have passed data privacy legislation and others are considering various proposals for new and/or amended privacy and data protection laws. Complying with these laws, if enacted, would require significant resources and leave us vulnerable to possible fines and penalties if we are unable to comply. The regulatory framework governing the collection, processing, storage, use and sharing of certain information is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our services and platform capabilities. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our posted privacy policies, evolving laws, rules and regulations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the incurrence of significant fines, penalties or other liabilities. In addition, any such action, particularly to the extent we were found to be guilty of violations or otherwise liable for damages, would damage our reputation and adversely affect our business, financial condition and results of operations.

Healthcare Reform

In the United States and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. For example, in 2010, the ACA, was enacted which includes changes to the coverage and payment for products under government health care programs. Among other things, the ACA:

•
increases the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program;
•
extends the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans;
•
establishes annual fees and taxes on manufacturers of certain branded prescription drugs;
•
creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.; and
•
expands the entities eligible for discounts under the PHS Act’s pharmaceutical pricing program, also known as the 340B Drug Pricing Program.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. The Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013, and, due to legislation amendments to the statute, including the Bipartisan Budget Act of 2018, or BBA, will stay in effect through 2031, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In December 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of the federal district court litigation regarding the method CMS uses to determine this risk adjustment. Since then, the ACA risk adjustment program payment parameters have been updated annually. In addition, CMS published a final rule that would give states greater flexibility, as of 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to request access to certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation.  These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of these changes on the regulatory approvals of our product candidates, if any, may be. In the U.S., the European Union and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices for certain products in certain markets. For example, in the U.S., there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At a federal level, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

Human Capital

As of December 31, 2023, we had 112 full-time employees, including 16 with Ph.D. or M.D. degrees, and 83 who are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Risks Related to our Strategic Review Process

We may not be successful in identifying and implementing any strategic transaction and any strategic transactions that we may consummate in the future could have negative consequences.

In December 2023, we announced that we are undertaking a comprehensive review of strategic alternatives focused on maximizing shareholder value, including, but not limited to, a merger, sale, divestiture of assets, in-licensing, options for potential recommencement of our product candidates, or other strategic transaction. We expect to devote substantial time and resources to exploring strategic alternatives that our board of directors believes will maximize stockholder value. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value or that we will make any additional cash distributions to our stockholders.

The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we have incurred, and may in the future incur, significant costs related to this continued evaluation, such as legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business.

In addition, potential counterparties in a strategic transaction involving our company may place minimal or no value on our assets and our public listing. Further, should we resume the development of our product candidates, the development and any potential commercialization of our product candidates will require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving our company may choose not to spend additional resources and continue development of our product candidates and may attribute little or no value, in such a transaction, to those product candidates.

In addition, any strategic business combination or other transactions that we may consummate in the future could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affects our business and decreases the remaining cash available for use in our business or the execution of our strategic plan. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us, obtaining stockholder approval and the availability of financing to third parties in a potential transaction with us on reasonable terms. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our stockholders.

If we are not successful in setting forth a new strategic path for the Company, or if our plans are not executed in a timely fashion, this may cause reputational harm with our stockholders and the value of our securities may be adversely impacted. In addition, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.

Even if we successfully consummate any transaction from our strategic assessment, including, but not limited to, a merger, a sale, divestiture of assets and/or licensing, we may fail to realize all of the anticipated benefits of the transaction, those benefits may take longer to realize than expected, or we may encounter integration difficulties.

Our ability to realize the anticipated benefits of any potential business combination or any other result from our strategic assessment, are highly uncertain. Any anticipated benefits will depend on a number of factors, including our ability to integrate with any future business partner and our ability to generate future shareholder value in the platform we may elect to pursue. The process may be disruptive to our business and the expected benefits may not be achieved within the anticipated time frame, or at all. The failure to meet the challenges involved and to realize the anticipated benefits of any potential transaction could adversely affect our business and financial condition.

If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.

Although there can be no assurance that a strategic transaction will result from the process we have undertaken to identify and evaluate strategic alternatives, the negotiation and consummation of any such transaction will require significant time on the part of our management, and the diversion of management’s attention may disrupt our business.

The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:

•
increased near-term and long-term expenditures;
•
exposure to unknown liabilities;
•
higher than expected acquisition or integration costs;
•
incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;
•
write-downs of assets or goodwill or incurrence of non-recurring, impairment or other charges;
•
increased amortization expenses;
•
difficulty and cost in combining the operations and personnel of any acquired business with our operations and personnel;
•
impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership;
•
inability to retain key employees of our company or any acquired business; and
•
possibility of future litigation.

Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.

If a strategic transaction is not consummated, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that a strategic transaction will be completed. If a strategic transaction is not completed, our Board of Directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

Our ability to consummate a strategic transaction depends on our ability to retain our employees required to consummate such transaction.

Our ability to consummate a strategic transaction depends upon our ability to retain our employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. In connection with the evaluation of strategic alternatives and in order to extend our resources, we implemented a reduction in our workforce by approximately 95%, expected to be completed by April 15, 2024. The strategic review process is supported by our deep and broad experience at the board, executive management, and supporting staff levels. Our cash conservation activities may yield unintended consequences, such as attrition beyond our reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully complete a strategic transaction depends in large part on our ability to retain certain of our remaining personnel. If we are unable to successfully retain our remaining personnel, we are at risk of a disruption to our exploration and consummation of a strategic alternative as well as business operations.

Our corporate restructuring and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In December 2023, in order to extend its resources, we announced a comprehensive review of strategic alternatives and in connection therewith, we announced a discontinuation of the our three Phase 3 registrational trials of posoleucel, two multicenter, randomized, double-blind, placebo-controlled Phase 3 trials of posoleucel and other clinical development programs and further prioritization of our resources as it assesses strategic alternatives. In January 2024, our Board of Directors approved a reduction its workforce by approximately 95% in order to reduce costs and preserve capital in light of our announcement in December 2023 that we were discontinuing its three global Phase 3 posoleucel studies. We estimate that we will incur personnel-related restructuring charges of approximately $13 million in connection with one-time employee termination cash expenditures, including severance and other benefits, which are expected to be substantially incurred in the first quarter of 2024. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, our restructuring plan may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees.

Any future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees. For example, the workforce reduction may negatively impact our clinical, regulatory, technical operations, our cybersecurity program, and commercial functions, should we choose to continue to pursue them, which would have a negative impact on our ability to successfully develop, and ultimately, commercialize our product candidates. Our future financial performance and, should we resume development, our ability to develop our product candidates or additional assets will depend, in part, on our ability to effectively manage any future growth or restructuring, as the case may be.

We may become involved in litigation, including securities class action litigation, that could divert management’s attention and harm the company’s business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, litigation, including securities class action litigation, has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. These events may also result in investigations by the SEC. We may be exposed to such litigation even if no wrongdoing occurred. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value our stockholders receive in any such transaction.

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

We are early in our development efforts, and only a small number of our product candidates are in or are entering into clinical development. The majority of our product candidates are currently in preclinical development. We have invested substantial resources in identifying and developing potential product candidates, conducting preclinical studies and clinical trials and developing an efficient and scalable manufacturing process for our product candidates. Our ability to generate revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. Should we resume development of our product candidates, the success of our product candidates and our ability to generate revenues and achieve profitability will depend on many factors, including the following:

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

We have not obtained regulatory approval for any of our product candidates, including our clinical-stage product candidates posoleucel and ALVR106. Should we resume development of our product candidates, our business is substantially dependent on our ability to obtain regulatory approval for, and, if approved, to successfully commercialize our product candidates in a timely manner.

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

The results of preclinical studies or earlier clinical trials are not necessarily predictive of future results. Should we resume development of our product candidates, our existing product candidates in clinical trials, and any other product candidate we advance into clinical trials, may not have favorable results in later clinical trials or receive regulatory approval.

Success in preclinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of any of our product candidates. For example, in December 2023, we announced the discontinuation of three Phase 3 registrational trials of posoleucel following separate, pre-planned DSMB futility analyses concluded the studies were unlikely to meet their primary endpoints. Specifically, we discontinued a multicenter, randomized, double-blind, placebo-controlled Phase 3 trial comparing posoleucel to placebo for the prevention of infection or disease due to AdV, BKV, CMV, EBV, HHV-6, or JCV in high-risk adult and pediatric patients after undergoing an allogeneic hematopoietic stem cell transplant. We also discontinued two multicenter, randomized, double-blind, placebo-controlled Phase 3 trials of posoleucel – one for the treatment of virus-associated hemorrhagic cystitis and the second for the treatment of adenovirus infection - both after allogeneic hematopoietic cell transplant. Likewise, a number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier preclinical studies or clinical trials. Despite the results reported in earlier preclinical studies or clinical trials for our product candidates, to date, results may not be replicated in subsequent trials, and, should we resume development of our product candidates, we do not know whether any future clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market posoleucel, ALVR106 or any future product candidates we develop from our allogeneic T cell immunotherapy platform. Additionally, certain of our clinical trial endpoints also may not be adequately powered in a particular subpopulation of our trial population. Additionally, several of our clinical trials to date have been open-label trials. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

Should we resume development of our product candidates, we may not be able to obtain or maintain orphan drug designation to our product candidates, or to obtain and maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

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

Should we resume development of our product candidates, if we or our collaborators do not receive or maintain orphan drug designation to product candidates for which we seek such designation, it could limit our ability to realize revenues from such product candidates.

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

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare drugs and services, which could result in reduced demand for our drug candidates or additional pricing pressures. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•
the demand for our product candidates, if we obtain regulatory approval;
•
our ability to set a price that we believe is fair for our approved products;
•
our ability to generate revenue and achieve or maintain profitability;
•
the level of taxes that we are required to pay; and
•
the availability of capital.

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

In addition, certain states have enacted or proposed comprehensive consumer privacy legislation, such as the CCPA, to govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the CCPA created comprehensive individual privacy rights for California consumers (as defined in the law) and placed increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA and similar comprehensive state consumer privacy laws, both proposed and enacted, could increase our potential liability and adversely affect our business. We will continue to monitor developments related to the CCPA, as amended by the CPRA, as well as other recently enacted comprehensive state consumer privacy laws, for which we anticipate additional costs and expenses associated with compliance.

We may also be subject to additional privacy restrictions in various foreign jurisdictions around the world in which we operate or process personal information. The collection, use, storage, disclosure, transfer, or other processing of personal information regarding individuals in the European Economic Area, or EEA, including personal health data, is subject to the General Data Protection Regulation 2016/679, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further, the United Kingdom’s decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In addition, various other jurisdictions around the world continue to propose new and/or amended laws that regulate the privacy and/or security of certain types of personal data. Complying with these laws, if enacted, would require significant resources and leave us vulnerable to possible fines and penalties if we are unable to comply.

All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants and legal advisors, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, utilize management’s time and/or divert resources from other initiatives and projects. Any failure or perceived failure by us to comply with any applicable federal, state or foreign laws and regulations relating to data privacy and security could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, injunctions, penalties or judgments. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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

Should we resume development of our product candidates, we may need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2023, we had 112 employees. If we resume development of our product candidates, our development and commercialization plans and strategies develop, and as we continue to operate as a public company, we would expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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
•
expanding our facilities.

Should we resume development of our product candidates, we will also need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and any preclinical or clinical studies effectively and hire, train and integrate additional management, research and development, manufacturing, administrative and sales and marketing personnel. Our failure to accomplish any of these tasks could prevent us from successfully achieving our research, development and commercialization goals.

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

Unused U.S. federal tax losses for tax years beginning before January 1, 2018 and prior tax years will carry forward to offset future taxable income, if any, until such unused losses expire. Unused U.S. federal tax losses generated for tax year beginning after December 31, 2017 will not expire and may be carried forward indefinitely, and generally may not be carried back to prior taxable years, except that, under the CARES Act, net operating losses generated in 2018, 2019 and 2020 may be carried back to each of the five tax years preceding the tax years of such losses. Additionally, for taxable years beginning after December 31, 2020, the deductibility of such U.S. federal net operating losses is limited to 80% of our taxable income in any future taxable year. In addition, both our current and our future unused U.S. federal and state tax losses and unused U.S. federal and state research and development tax credits may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2023, we reported U.S. federal and state net operating loss carryforwards of approximately $38.9 million and $26.4 million, respectively, federal and state research and development tax credit carryforwards of $11.7 million and $2.1 million, respectively, and federal orphan drug credit carryforwards of $6.0 million. Our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us.

As of December 31, 2023, we reported foreign net operating loss carryforwards of $354.8 million. Our ability to utilize those net operating loss carryforwards are dependent upon our generation of future taxable income

Unstable market, economic or geopolitical conditions may have serious adverse consequences on our business, financial condition and stock price.

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

Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. On January 19, 2024, a purported stockholder of the Company filed a putative class action lawsuit against the Company and certain of our officers in federal court in Massachusetts, alleging that the Company violated the federal securities laws by making allegedly false and misleading statements and omissions relating to our Phase 3 posoleucel trials (see Item 3, Legal Proceedings, for additional details regarding this lawsuit). This lawsuit, and other similar lawsuits that may follow, could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

Risks Related to Our Financial Condition, Capital Needs and Ownership of Our Common Stock

Risks Related to Financial Condition

We are a clinical-stage cell therapy company and we have incurred net losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and may never achieve or maintain profitability.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses were $190.4 million and $168.7 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $656.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

We anticipate that our expenses will increase substantially if and as we:

•
resume clinical trials for our lead product candidate, posoleucel, for our initial and potential additional indications;
•
initiate and continue research, preclinical and clinical development efforts for our additional product candidates, including ALVR106 and ALVR107 and any future product candidates we may develop;
•
seek to identify additional product candidates;
•
seek regulatory approvals for posoleucel or any other product candidates that successfully complete clinical development, should we resume development of our product candidates;
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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Should we resume development of our product candidates, we would expect to spend substantial amounts of capital on the preclinical and clinical development of our current and future programs. If we are able to gain marketing approval for any product candidate we develop, including for any indication for which we are developing or may develop posoleucel, we will require substantial additional funding in order to launch and commercialize such product candidates, to the extent that such launch and commercialization are not the responsibility of a collaborator that we may contract with in the future. In addition, other unanticipated costs may arise in the course of our development efforts. Under the terms of our license agreements with each of our partners, including BCM, we are obligated to make payments upon the achievement of certain development, regulatory and commercial milestones. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. Additionally, any delays due to changes in federal, state, or local laws and regulations or clinical site policies could impact the timing and cost of the development of our product candidates.

Should we resume the development of our product candidates, our future capital requirements depend on many factors, including:

•
the scope, progress, results and costs of researching and developing posoleucel for our initial and potential additional indications, as well as ALVR106 and other product candidates we may develop, including other effects on our development programs;
•
the timing of, and the costs involved in, developing manufacturing and distribution processes and obtaining marketing approvals for posoleucel for our initial and potential additional indications, and ALVR106 other product candidates we may develop;
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

We had cash, cash equivalents and short-term investments of $183.9 million as of December 31, 2023. We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Any of our current or future license agreements may also be terminated if we are unable to meet the payment or other obligations under the agreements.

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

Should we resume development of our product candidates, to meet our projected supply needs for clinical and commercial materials to support our activities through regulatory approval and commercial manufacturing of posoleucel and ALVR106 or any future product candidates resulting from our allogeneic T cell immunotherapy platform, we will need to transition the manufacturing of these materials to a CMO or our own facility. Regardless of where production occurs, we will need to develop relationships with suppliers of critical starting materials or reagents, increase the scale of production and demonstrate comparability of the material produced at these facilities to the material that was previously produced. Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time. In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility. We would expect additional comparability work will also need to be conducted to support the transfer of certain manufacturing processes and process improvements. We cannot be certain that all relevant know-how and data has been adequately incorporated into the manufacturing process until the completion of studies and the related evaluations intended to demonstrate the comparability of material previously produced with that generated by our CMO.

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

In the past, and, should we resume development of our product candidates, the manufacturing of posoleucel and ALVR106 VSTs takes place at an external cGMP CMO, and we primarily rely on a single contract testing laboratory for each drug product release test. We also utilize single sourced suppliers for cell culture media, peptides, cytokines and drug product formulation buffers for the manufacturing of drug product. We plan to qualify back up and redundant raw material suppliers and additional CMOs to increase manufacturing capacity. If any manufacturing facility, raw material or drug product in our manufacturing network, or the equipment in these facilities, is either damaged or destroyed, we may not be able to quickly or inexpensively replace our manufacturing capacity or replace it at all. Additionally, changes to the manufacturing process that occur in the transfer or setup of new manufacturing facilities could require that we conduct bridging studies before being able to proceed with either clinical or commercial manufacturing activities. In the event of a temporary or protracted loss of a facility or its equipment, we may not be able to transfer manufacturing to a third party in the time required to maintain supply. Even if we could transfer manufacturing to a third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with the necessary regulatory requirements or may require regulatory approval before selling any products manufactured at that facility. Such an event could delay our clinical studies or reduce our commercial product sales.

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

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we have been in the past, and, should we resume development of our product candidates, we expect to remain, dependent on third parties to conduct any future clinical trials of our product candidates. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Specifically, we expect CROs, clinical investigators, and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for all of our current product candidates and any future product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

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

In Europe, expected by the end of 2023, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court, or UPC. This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. It is our initial belief that the UPC, while offering a cheaper streamlined process, has potential disadvantages to patent holders, such as making a single European patent vulnerable in all jurisdictions when challenged in a single jurisdiction.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this quarterly report, these factors include:

•
the results of our past, or any future preclinical studies, clinical trials or clinical development programs;
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

On February 9, 2024, we received a letter from the Listing Qualifications Department, or the Staff, of the Nasdaq Stock Market, or Nasdaq, notifying us that, for the last 30 consecutive business days, our common stock had not maintained a minimum closing bid price of $1.00 per share, or the Minimum Bid Price Requirement, pursuant to Nasdaq Listing Rule 5450(a)(1). The Nasdaq letter does not result in the immediate delisting of our common stock from The Nasdaq Global Select Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), or the Compliance Period Rule, we have been provided an initial period of 180 calendar days, or until August 7, 2024, or the Compliance Date, to regain compliance with the Minimum Bid Price Requirement. If, at any time during this 180-day period, the closing bid price for our common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days, as required under the Compliance Period Rule, the Staff will provide written notification to us that we comply with the Minimum Bid Price Requirement and the common stock will continue to be eligible for listing on The Nasdaq Global Select Market.

If we do not regain compliance with the Minimum Bid Price Requirement by the Compliance Date, then, under Nasdaq Listing Rule 5810(c)(3)(A)(i), we may transfer to The Nasdaq Capital Market, provided that we meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the Minimum Bid Price Requirement, and we would need to provide written notice to Nasdaq of our intention to cure the deficiency during the additional compliance period. Following a transfer to The Nasdaq Capital Market, under Nasdaq Listing Rule 5810(c)(3)(A)(ii), we may be eligible for an additional 180 calendar day compliance period.

If we are not eligible for the additional compliance period or it appears to the Staff that we will not be able to cure the deficiency or if the Staff exercises its discretion to not provide such additional compliance period, the Staff will provide written notice to us that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Hearing Panel, or the Panel. We expect that our stock would remain listed pending the Panel’s decision. There can be no assurance that, if we do appeal the Staff’s delisting determination to the Panel, such appeal would be successful.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement. However, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement, transfer to The Nasdaq Capital Market, secure a second period of 180 days to regain compliance, or maintain compliance with any of the other Nasdaq continued listing requirements.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval.

Our executive officers, directors, and 5% stockholders beneficially owned approximately 60% of our common stock as of December 31, 2023. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

The Delaware Forum Provision and the Federal Forum Provision in our amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Commonwealth of Massachusetts. Additionally, the forum selection clauses in our amended and restated bylaws may limit our stockholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court and other state courts have upheld the validity of forum selection provisions purporting to require claims under the Securities Act be brought in federal court , there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the United States District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

As discussed in this Annual Report on Form 10-K, the changes in our business and operations that will occur in connection with our review of strategic alternatives may impact our cybersecurity program in the future. As such, the following section describes the Company’s cyber risk management and strategy, and governance related to cybersecurity risks, for the fiscal year that ended December 31, 2023. For more information regarding the changes to our business and operations and associated risks, please see (i) Item 1 – Business, (ii) Item 1A – Risk Factors, and (iii) Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

Cyber Risk Management and Strategy

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. To help protect against risks from cybersecurity threats to these systems, we have implemented cybersecurity processes in accordance with our risk profile and business that are designed to identify, assess, and manage cybersecurity risks .

We leveraged internal and external resources to support our cyber risk management efforts, including security monitoring tools, periodic penetration tests and vulnerability assessments, and employee cybersecurity awareness training. We have in the past also engaged the services of external information security service providers to help support our information technology environment, assist with security monitoring, and help us draft and implement information security policies.

As part of our cybersecurity risk management process, we take a risk-based approach to the evaluation of third-party vendors based on the criticality and size of the vendor. This process has included a review by our external partners, as appropriate.

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. As mentioned above, the changes in our business and operations may impact our cybersecurity program in the future. In addition, like other companies in our industry, we and our third-party vendors may, from time to time, experience threats and security incidents relating to our third-party vendors’ information systems and infrastructure. For more information, please see Item 1A - Risk Factors.

Governance Related to Cybersecurity Risks

Our Vice President, Head of Information Technology meets periodically with representatives from our external partners to, as applicable, review aspects of the Company’s cybersecurity processes or evaluate risks from cybersecurity threats. The individual who currently holds the title of Vice President, Head of Information Technology has approximately 20 years of experience in information security and cybersecurity risk management. Our Vice President, Head of Information Technology reports to the Chief Financial Officer.

We have established a process for management, including our Vice President, Head of Information Technology and Chief Financial Officer, to report to the Audit Committee on potential major cybersecurity risks, their potential impact on us, and the steps we take to manage them. The Audit Committee considers identified cybersecurity risks and the steps that the Company’s management has taken to monitor and control such risks in connection with the Audit Committee’s discussion of the Company’s risk assessment and management guidelines, as appropriate. The Audit Committee has periodically reviewed and discussed the Company’s cybersecurity risks, including the Company’s information security and risk management programs, controls and procedures, as well as high-level review of the threat landscape facing the Company and the Company’s strategy to mitigate cybersecurity risks and potential security incidents.

Our board of directors oversees management of our cybersecurity risks through the Audit Committee. As needed, the chairperson of the Audit Committee provides updates on the Company’s cybersecurity risk program to the full board of directors.

Item 2. Properties.

We conduct our primary operations out of leased space in Waltham, MA, which is intended for general office, research and development, laboratory use, and light manufacturing. Our Waltham, Massachusetts property is comprised of a lease with BP Bay Colony, LLC and a sublease of office space with AMAG Pharmaceuticals, Inc. We have rights to the leased space in Waltham through July 30, 2030. We also lease an office space containing a one room suite with workplace capacity for four individuals located in Dublin, Ireland. This lease expires on June 30, 2024. We believe that our current facilities are sufficient to meet our current and near-term needs and that, should it be needed, suitable additional space will be available.

Item 3. Legal Proceedings.

From time to time, we may become subject to arbitration, litigation or claims arising in the ordinary course of business. On January 19, 2024, a purported stockholder of the Company filed a lawsuit, captioned Zerbato v. AlloVir, Inc. et al., No. 1:24-cv-10152 (D. Mass.), in Massachusetts federal court against the Company and two of its officers purportedly on behalf of a putative class of stockholders consisting of persons who purchased or otherwise acquired Company securities between March 22, 2022 and December 21, 2023, inclusive. The complaint purports to assert claims under Section 10(b) and 20(a) of the Securities Act of 1934, as amended, and the related regulations, alleging that the defendants made false and misleading statements and omissions to investors relating to the Company’s three Phase 3 studies of posoleucel. The complaint seeks, among other things, damages, prejudgment and post-judgment interest, and attorneys’ fees, expert fees and other costs. The Company intends to vigorously defend against the lawsuit.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on The Nasdaq Global Select Market on July 30, 2020, under the symbol “ALVR.” Prior to that time, there was no public market for our common stock.

Holders of Record

As of March 8, 2024, we had approximately 54 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

On July 26, 2022, we entered into the Securities Purchase Agreement with certain investors for aggregate net proceeds of $126.4 million after deducting issuance costs of $0.2 million. Pursuant to the terms of the Securities Purchase Agreement, we agreed to issue and sell to the investors in a registered direct offering an aggregate of 27,458,095 shares of our common stock, at a purchase price of $4.61 per share.

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

Issuer Purchases of Equity Securities

None.

Item 6. Reserved.

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

Overview

We are a cell therapy company developing highly innovative allogeneic T cell therapies to treat and prevent devastating viral diseases. Our innovative and proprietary virus-specific T cell, or VST, therapy platform allows us to generate off-the-shelf VSTs designed to restore immunity in patients with T cell deficiencies who are at risk from the life-threatening consequences of viral diseases. There is an urgent medical need for therapies to treat a large number of patients suffering from viral diseases who currently have limited or no treatment options. Our platform includes three innovative, allogeneic, off-the-shelf VST therapy candidates targeting 11 different devastating viruses. Our lead product candidate, posoleucel (previously referred to as Viralym-M or ALVR105), is a multi-VST therapy that targets six viruses: adenovirus, or AdV, BK virus, or BKV, cytomegalovirus, or CMV, Epstein-Barr virus, or EBV, human herpesvirus 6, or HHV-6, and JC virus, or JCV.

In December 2023, we announced the discontinuation of three Phase 3 registrational trials of posoleucel following separate, pre-planned DSMB futility analyses that concluded the studies were unlikely to meet their primary endpoints. Specifically, we discontinued a multicenter, randomized, double-blind, placebo-controlled Phase 3 trial comparing posoleucel to placebo for the prevention of infection or disease due to AdV, BKV, CMV, EBV, HHV-6, or JCV in high-risk adult and pediatric patients after undergoing an allogeneic hematopoietic stem cell transplant. We also discontinued two multicenter, randomized, double-blind, placebo-controlled Phase 3 trials of posoleucel – one for the treatment of virus-associated hemorrhagic cystitis and the second for the treatment of adenovirus infection – both after allogeneic hematopoietic cell transplant.

In December 2023, we also announced that we would review the detailed datasets from those Phase 3 trials and launch a comprehensive review of strategic alternatives focused on maximizing stockholder value, including, but not limited to, a merger, sale, divestiture of assets, licensing, or other strategic transaction. We expect to devote substantial time and resources to exploring strategic alternatives that our board of directors believes will maximize stockholder value. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value, or that we will make any cash distributions to our stockholders. In connection with the evaluation of strategic alternatives and in order maximize capital preservation, we have implemented a plan to reduce our workforce by approximately 95%. This workforce reduction plan was approved in January 2024, and will take place primarily during the first quarter of 2024 and is expected to be substantially completed by April 15, 2024.

Our pipeline includes additional investigational VST therapies that may benefit high-risk individuals. ALVR106 is our second off-the-shelf, multi-VST product candidate targeting devastating respiratory diseases caused by human metapneumovirus, or hMPV, influenza, parainfluenza virus, or PIV and respiratory syncytial virus, or RSV. A Phase 1b/2 POC clinical study of ALVR106 has completed enrollment of patients in Part A of the trial. We have paused development of ALVR106, including discontinuing the trial pending the outcome of our review of strategic alternatives. In the preclinical space, preclinical and IND-enabling studies of ALVR107 to treat and cure HBV were completed in 2022 to support advancement into a POC study. Clinical development of ALVR107 is currently paused pending the outcome of our review of strategic alternatives.

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

On August 6, 2021, we filed an automatically effective registration statement on Form S-3, or Registration Statement, with the SEC which registered the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with SVB Leerink LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the ATM Program. On February 10, 2022 we filed a Post-Effective Amendment No. 2 to the Registration Statement and on February 18, 2022 we filed Post-Effective Amendment No. 3 to the Registration Statement. On June 21, 2023, we suspended our use of and terminated the prospectus supplement under the ATM Program. We will not make any sales under the ATM Program unless and until a new prospectus supplement or a new registration statement is filed. Other than the termination of the prospectus supplement, the sales agreement remains in full force and effect. As of December 31, 2023, no sales had been made pursuant to the ATM Program.

We have incurred significant operating losses since inception, including net losses of $190.4 million and $168.7 million for the years ended December 31, 2023 and 2022, respectively. At December 31, 2023, we had an accumulated deficit of $656.2 million.

These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect losses to decrease in the foreseeable future due to our workforce reduction plan and discontinuation of our clinical trials. We expect to continue to incur costs and expenditures in connection with our ongoing evaluation of strategic alternatives and we will continue to incur costs associated with operating as a public company. There can be no assurance, however, that we will be able to successfully consummate any particular strategic transaction. The process of evaluating strategic transactions has been and may continue to be costly, time-consuming and complex, and we may incur significant costs related to these processes, such as legal, accounting and advisory fees and expenses and other related charges. A considerable portion of these costs will be incurred regardless of whether any particular course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business. In addition, any strategic business combination or other transactions that we may consummate in the future, could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affects our business and decreases the remaining cash available for use in our business or the execution of our strategic plan. There can be no assurances that any particular course of action, business arrangement, transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value or achieve the anticipated results. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our stockholders.

Should we resume the development of product candidates, we expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, particularly if and as we:

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

Should we resume the development of product candidates, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. Our inability to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurances, however, that the current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.

At December 31, 2023, we had cash, cash equivalents and short-term investments of $183.9 million. Based on current projections, we believe that our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses and capital expenditure requirements through at least twelve months following the issuance of these financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. However, due to the discontinuation of our clinical trials and research activities, as well as our workforce reduction plan, management has concluded that there is a substantial doubt regarding our ability to continue as a going concern for more than twelve months after the date the consolidated financial statements are available to be issued. See “—Liquidity and Capital Resources.”

Should we resume the development of product candidates, the development of our product candidates could be disrupted and materially adversely affected in the future by a pandemic, epidemic or outbreak of an infectious disease, such as the COVID-19 pandemic. The spread of COVID-19 impacted the global economy and our operations, including the interruption of our preclinical and clinical trial activities and potential interruption to our supply chain. For example, the COVID-19 pandemic delayed clinical trials. Although the immediate impacts of COVID-19 have receded, if the disruption due to COVID-19 resurges, our planned pivotal clinical trials also could be delayed due to government orders and site policies on account of a pandemic like the COVID-19 pandemic, and some patients may be unwilling or unable to travel to study sites, enroll in our trials or be unable to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay our ability to conduct preclinical studies and clinical trials or release clinical trial results and could delay our ability to obtain regulatory approval and commercialize our product candidates. Furthermore, COVID-19 could affect our employees or the employees of research sites and service providers on whom we rely, including CROs, as well as those of companies with which we do business, including our suppliers and CMOs, thereby disrupting our business operations.

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

Research and development activities have historically been central to our business model. We expect our research and development expenses to continue to decrease significantly given the discontinuation of our clinical trials and research activities and workforce reduction plan. Should we resume development of product candidates, we would expect research and development costs to increase significantly for the foreseeable future as the product candidate development programs progress.

Should we resume development of our product candidates, the duration, costs and timing of development activities including clinical trials would depend on a variety of factors, including:

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

Should we resume development of our product candidates, any changes in the outcome of any of these variables with respect to the development of our product candidates in clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. For example, if the FDA, the European Medicines Agency, or the EMA, or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related costs, including salaries, bonuses, benefits, stock-based compensation and other related costs, as well as expenses for outside professional services, including legal, accounting and audit services and other consulting fees, rent expense and other general administrative expenses.

Impairment Costs

Impairment costs consist primarily of costs incurred from the impairment of long-lived assets as a result of our December 2023 announcement of the discontinuation of our three Phase 3 registrational trials and a comprehensive review of strategic alternatives.

Total Other Income (Loss), Net

Interest income

Interest income consists of interest income on cash, cash equivalents and short-term investments held in financial institutions.

Other income (loss), net

Other income (loss), net consists primarily of investment amortization and accretion of discounts and premiums on short-term investments and foreign exchange gains and losses.

Income tax benefit

Income tax benefit consists of current income tax benefit which is expected to be refundable for the current year.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Years Ended December 31,
	2023	2022	Change
Operating expenses:
Research and development	$133,070	$118,870	$14,200
General and administrative	48,261	52,332	(4,071)
Impairment costs	18,570	—	18,570
Total operating expenses	199,901	171,202	28,699
Loss from operations	(199,901)	(171,202)	(28,699)
Total other income (loss), net:
Interest income	5,734	1,876	3,858
Other income (loss), net	3,623	351	3,272
Loss before income taxes	(190,544)	(168,975)	(21,569)
Income tax benefit	(126)	(265)	139
Net loss	$(190,418)	$(168,710)	$(21,708)

Research and Development Expenses

The following table summarizes our research and development costs for each of the periods presented (in thousands):

	Years Ended December 31,
	2023	2022	Change
Direct research and development expenses by program:
posoleucel	$79,418	$58,629	$20,789
ALVR106	1,461	4,313	(2,852)
Unallocated research and development expenses:
Personnel expenses (including stock-based compensation)	44,252	47,541	(3,289)
Other expenses	7,939	8,387	(448)
Total research and development expenses	$133,070	$118,870	$14,200

Research and development expenses were $133.1 million for the year ended December 31, 2023, compared to $118.9 million for the year ended December 31, 2022. The increase of $14.2 million was primarily due to:

•
a $20.8 million increase in costs related to the development of posoleucel, primarily due to an increase in costs related to the outsourcing of manufacturing of $12.2 million and the development of clinical trials of $8.6 million;
•
a $2.9 million decrease in costs related to the development of ALVR106, primarily due to a reduction in costs related to the outsourcing of manufacturing of $1.7 million and the development of clinical trials of $1.2 million; and
•
a $3.3 million decrease in personnel expenses, including stock-based compensation expense, primarily due to a decrease in consulting costs of $2.3 million and stock-based compensation expense of $0.9 million.

General and Administrative Expenses

General and administrative expenses were $48.3 million for the year ended December 31, 2023, compared to $52.3 million for the year ended December 31, 2022. The decrease of $4.1 million primarily consisted of a decrease in insurance related costs of $1.7 million and a decrease in consulting and personnel expenses, including stock-based compensation, of $1.0 million.

Impairment Costs

Impairment costs were $18.6 million for the year ended December 31, 2023, including $16.6 million related to operating leases, $1.4 million related to implementation costs associated with cloud computing arrangements, and $0.5 million related to property and equipment, due to the December 2023 announcement of the discontinuation of our three Phase 3 registrational trials and a comprehensive review of strategic alternatives.

Total Other Income (Loss), Net

Total “other income (loss), net” was $9.4 million for the year ended December 31, 2023, compared to $2.2 million for the year ended December 31, 2022. The increase of $7.1 million is primarily attributable to an increase of $3.9 million in interest income, an increase of $2.6 million in accretion of discounts on short-term investments, and a decrease of $0.6 million in foreign exchange losses.

Liquidity and Capital Resources

Sources of Liquidity

At December 31, 2023, we have funded our operations primarily through equity financings and have received net cash proceeds of approximately $156.3 million from the sale of our preferred stock, $292.0 million of net proceeds from the sale of common stock in our IPO, $126.4 million of net proceeds from the Securities Purchase Agreement entered into on July 26, 2022 and $70.2 million of net proceeds from the public offering pursuant to the Underwriting Agreement entered into on June 21, 2023.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our manufacturing, licensing and lease obligations described further below.

Funding Requirements

At December 31, 2023, our cash, cash equivalents and short-term investments were $183.9 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least twelve months following the issuance of these financial statements. However, in light of the discontinuation of all of our clinical trials and research activities, as well as our workforce reduction plan, we have concluded that there is a substantial doubt regarding our ability to continue as a going concern for at least twelve months following the issuance of these financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

We expect our research and development expenses to continue to decrease significantly given the discontinuation of our clinical trials and research activities and workforce reduction plan. We will continue to incur costs associated with operating as a public company, and will also incur costs associated with our review of strategic alternatives.

Should we resume development of product our candidates, however, we expect our expenses to increase in order to advance our product candidates through clinical development, seek regulatory approval and pursue commercialization of any approved product candidates. We expect that our research and development and general and administrative costs will increase in connection with our planned research and development activities. If we receive regulatory approval for our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates.

We have based these estimates on assumptions that may prove to be imprecise, and we may use our available capital resources sooner than we currently expect. In addition, our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process. Because our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process, we are unable to estimate the exact amount of our working capital requirements. Should we resume development of our product candidates in the future, our future funding requirements would depend on and could increase significantly as a result of many factors, including:

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
•
our headcount growth and associated costs should we expand our research and development, increase our office space, and/or establish a commercial infrastructure;
•
the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights, including enforcing and defending intellectual property related claims; and
•
the ongoing costs of operating as a public company.

Until such time, if ever, as we can generate substantial product revenues to support our cost structure, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we resume the development of our product candidates and are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Years Ended December 31,
	2023	2022
Net cash used in operating activities	$(124,451)	$(142,052)
Net cash provided by (used in) investing activities	37,985	(80,478)
Net cash provided by financing activities	70,495	126,961
Net decrease in cash, cash equivalents, and restricted cash	$(15,971)	$(95,569)

Operating Activities

Net cash used in operating activities was $124.5 million for the year ended December 31, 2023, reflecting a net loss of $190.4 million, partially offset by non-cash charges of $63.9 million. Non-cash charges primarily consist of stock compensation expense of $40.8 million, impairment costs of $18.6 million and non-cash lease expense of $7.9 million.

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

The $17.6 million decrease in cash used in operating activities for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to the change in net operating assets and liabilities due to timing.

Investing Activities

Net cash provided by investing activities was $38.0 million for the year ended December 31, 2023, which was primarily due to investment maturities of $163.8 million, partially offset by purchases of investments of $125.8 million.

Net cash used in investing activities was $80.5 million for the year ended December 31, 2022, which was primarily due to purchases of investments of $228.8 million, partially offset by investment maturities of $148.3 million.

Financing Activities

Net cash provided by financing activities was $70.5 million for the year ended December 31, 2023, which was primarily due to net proceeds from the issuance of common stock in our public offering of $70.2 million..

Net cash provided by financing activities was $127.0 million for the year ended December 31, 2022, which was primarily due to net proceeds from the issuance of common stock in our registered direct offering of $126.4 million..

Contractual Obligations

Operating Leases

Operating lease payments represent our commitments for future minimum lease costs under non-cancelable leases for our corporate headquarters in Waltham, MA and for dedicated manufacturing suites for the manufacture of AlloVir products at a third party contract manufacturing organization, or CMO. The total payments for our operating lease obligations at December 31, 2023 is $31.0 million, of which $11.8 million is due in the next twelve months and the remaining payments are due over the term of the respective leases. For additional details regarding our leases, see Note 5 to our consolidated financial statements.

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

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. In the case of right-of-use assets for our leases, we determine whether there has been an impairment by comparing the carrying value of the asset to the anticipated undiscounted net cash flows associated with the asset. If such cash flows are less than the carrying value, we write down the asset to its fair value, which may be measured as anticipated discounted net cash flows associated with the asset.

As discussed in Note 5 to our consolidated financial statements included elsewhere in this report, we review our right-of-use assets for impairment at each reporting date or as facts and circumstances change. As a result of our December 2023 announcement of the discontinuation of our three Phase 3 registrational trials, a comprehensive review of strategic alternatives, and our December 2023 notice of termination of the DMS Agreement for our embedded lease for a dedicated manufacturing suite (see Note 5), we determined that there was a triggering event for impairment of our right-of-use assets. As part of our impairment evaluation of the right-of-use assets, we separately compared the estimated undiscounted cash flows from potential sublease income to the net book value of the right-of-use assets. We estimated sublease income using market participant assumptions, including the length of time to enter into a sublease and expected sublease payments, which we evaluated using sublease negotiations or agreements where applicable, current real estate trends, and market conditions. If such potential sublease income exceeded the net book value of the related assets, we did not record an impairment charge. Otherwise, we recorded an impairment charge by reducing the carrying amount of the operating lease right-of-use assets to their estimated fair value, which was determined by discounting the estimated future cash flows by applying a rate that a market participant would require in assuming the risks associated with those cash flows. Determination of these key assumptions is complex and highly judgmental.

During the year ended December 31, 2023, the Company recorded an impairment loss of $16.6 million to the operating lease right-of-use assets. The fair value of the operating lease right-of-use assets was based on estimated subleasing scenarios, which represent the highest and best use of the right-of-use assets. This fair value assessment utilized market participant assumptions, including the anticipated amount and timing of sublease payments using current real estate trends and market conditions. Given the current office lease market rental conditions, our estimates are subject to significant uncertainty. The ultimate amount of sublease income may be significantly lower or higher than the amounts used to record our impairment charges, and we may record additional impairment charges in future periods as our estimates change if we enter into sublease negotiations or execute a sublease agreement. As of December 31, 2023, the remaining right-of-use asset balance is $2.2 million, which could be subject to future impairment.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations are disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and our Chief Financial Officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in (2013 Framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Item 9B. Other Information.

During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of the Stockholders and is included herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of the Stockholders and is included herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of the Stockholders and is included herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of the Stockholders and is included herein by reference.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is Deloitte & Touche LLP, Boston, MA, USA, PCAOB Auditor Firm ID 34.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of the Stockholders and is included herein by reference.

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

3.2

Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No.001-39409) filed on May 16, 2023).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No.001-39409) filed on August 3, 2020).

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

10.3#	2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239698) filed on July 23, 2020).

10.4#	Senior Executive Cash Bonus Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K (File No. 001-39409) filed on February 15, 2023).

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

10.17#

Consulting Agreement by and between the Registrant and David Hallal, effective as of July 22, 2021 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39409) filed on August 6, 2021).

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

10.24+

Sublease by and between the Registrant and AMAG Pharmaceuticals, Inc., dated September 8, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-39409) filed on September 13, 2021).

10.25+

Lease by and between the Registrant and BP Bay Colony LLC, dated September 8, 2021 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-39409) filed on September 13, 2021).

10.26

Securities Purchase Agreement, dated as of July 26, 2022, by and between the Registrant and the investors identified therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 26, 2022).

21.1	List of Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-39409) filed on February 10, 2022).

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1*	Power of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97#*	AlloVir, Inc. Compensation Recovery Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# Indicates a management contract or any compensatory plan, contract or arrangement.

† Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

+ Schedules to the Sublease and Lease have been omitted pursuant to Item 601(b)(2) of Regulation S-K because they contain information that is both (i) not material and (ii) of the type that the registrant treats as private and confidential. The registrant will furnish copies of any such schedules to the Securities and Exchange Commission upon request.

16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLOVIR, INC.

Date: March 15, 2024	By:	/s/ Diana Brainard
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

Signature	Title	Date

/s/ Diana Brainard, MD	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2024
Diana Brainard

/s/ Vikas Sinha	President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	March 15, 2024
Vikas Sinha

/s/ David Hallal	Executive Director	March 15, 2024
David Hallal

/s/ Jeffrey Bornstein	Director	March 15, 2024
Jeffrey Bornstein

/s/ Malcolm Brenner, MD, PhD	Director	March 15, 2024
Malcolm Brenner, MD, PhD

/s/ Derek Adams, PhD	Director	March 15, 2024
Derek Adam, PhD

/s/ Morana Jovan-Embiricos, PhD	Director	March 15, 2024
Morana Jovan-Embiricos, PhD

/s/ Juan F. Vera, MD	Director	March 15, 2024
Juan F. Vera, MD

/s/ Shawn Tomasello	Director	March 15, 2024
Shawn Tomasello

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of AlloVir, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AlloVir, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations incurred since inception, the expectation of continuing losses for the foreseeable future, and discontinuation of all clinical trials and research activities, as well as the Company’s workforce reduction plan, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 15, 2024

We have served as the Company’s auditor since 2019.

ALLOVIR, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share amounts)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$90,121	$106,092
Short-term investments	93,822	127,703
Interest receivable	206	157
Prepaid expenses and other current assets	3,486	7,100
Prepaid expenses to related party	—	2,000
Total current assets	187,635	243,052
Restricted cash	852	852
Other assets	122	612
Property and equipment, net	—	930
Operating lease right-of-use assets	2,187	31,633
Total assets	$190,796	$277,079
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,761	$3,004
Accrued expenses	10,086	13,985
Income tax payable	—	128
Operating lease liability, current	10,781	7,165
Amount due to related party	739	56
Total current liabilities	28,367	24,338
Operating lease liability, long-term	16,648	28,222
Total liabilities	45,015	52,560
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized at December 31, 2023 and December 31, 2022, respectively; 0 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value: 300,000,000 and 150,000,000 shares authorized at December 31, 2023 and December 31, 2022, respectively; 114,153,538 and 93,268,069 shares issued at December 31, 2023 and December 31, 2022, respectively; and 114,148,991 and 93,093,243 shares outstanding at December 31, 2023 and December 31, 2022, respectively	11	9
Additional paid-in capital	802,025	690,753
Accumulated other comprehensive loss	(62)	(468)
Accumulated deficit	(656,193)	(465,775)
Total stockholders’ equity	145,781	224,519
Total liabilities and stockholders’ equity	$190,796	$277,079

The accompanying notes are an integral part of these consolidated financial statements.

ALLOVIR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
(in thousands, except share and per share amounts)	2023	2022
Operating expenses:
Research and development	$133,070	$118,870
General and administrative	48,261	52,332
Impairment costs	18,570	—
Total operating expenses	199,901	171,202
Loss from operations	(199,901)	(171,202)
Total other income (loss), net:
Interest income	5,734	1,876
Other income (loss), net	3,623	351
Loss before income taxes	(190,544)	(168,975)
Income tax benefit	(126)	(265)
Net loss	$(190,418)	$(168,710)
Net loss per share — basic and diluted	$(1.83)	$(2.20)
Weighted-average common shares outstanding — basic and diluted	104,057,220	76,654,856
Comprehensive loss:
Net loss	$(190,418)	$(168,710)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	406	(313)
Total other comprehensive income (loss)	406	(313)
Comprehensive loss	$(190,012)	$(169,023)

The accompanying notes are an integral part of these consolidated financial statements.

ALLOVIR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2021	63,565,886	$7	$522,479	$(155)	$(297,065)	$225,266
Stock-based compensation	—	—	41,315	—	—	41,315
Issuance of common stock, upon vesting of restricted stock	1,912,210	—	—	—	—	—
Purchase of common stock under the 2020 Employee Stock Purchase Plan	157,052	—	536	—	—	536
Issuance of common stock in registered direct offering, net of $0.2 million issuance costs	27,458,095	2	126,423	—	—	126,425
Unrealized loss on available-for-sale securities	—	—	—	(313)	—	(313)
Net loss	—	—	—	—	(168,710)	(168,710)
Balance at December 31, 2022	93,093,243	$9	$690,753	$(468)	$(465,775)	$224,519
Stock-based compensation	—	—	40,779	—	—	40,779
Issuance of common stock, upon vesting of restricted stock	921,505	—	—	—	—	—
Purchase of common stock under the 2020 Employee Stock Purchase Plan	134,243	—	326	—	—	326
Issuance of common stock in public offering, net of underwriting discounts, commissions and offering costs	20,000,000	2	70,167	—	—	70,169
Unrealized gain on available-for-sale securities	—	—	—	406	—	406
Net loss	—	—	—	—	(190,418)	(190,418)
Balance at December 31, 2023	114,148,991	$11	$802,025	$(62)	$(656,193)	$145,781

The accompanying notes are an integral part of these consolidated financial statements.

ALLOVIR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(190,418)	$(168,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	398	723
Non-cash lease expense	7,893	1,842
Impairment costs	18,570
Accretion of short-term investment discounts	(3,698)	(1,076)
Stock-based compensation expense	40,779	41,315
Changes in operating assets and liabilities:
Interest receivable	(49)	(107)
Prepaid expenses and other current assets and prepaid expenses to related party	5,614	(3,028)
Other assets	(900)	490
Income tax payable	(128)	(879)
Accounts payable, accrued expenses, other liabilities and amount due to related party	(2,512)	(12,622)
Net cash used in operating activities	(124,451)	(142,052)
Cash flows from investing activities
Purchase of short-term investments	(125,827)	(228,806)
Maturities of short-term investments	163,812	148,328
Net cash provided by (used in) investing activities	37,985	(80,478)
Cash flows from financing activities
Proceeds from issuance of common stock in public offering, net of underwriting discounts, commissions and offering costs	70,169	—
Proceeds from issuance of common stock in registered direct offering, net of issuance costs	—	126,425
Proceeds from issuance of stock under the 2020 Employee Stock Purchase Plan	326	536
Net cash provided by financing activities	70,495	126,961
Net decrease in cash, cash equivalents, and restricted cash	(15,971)	(95,569)
Cash, cash equivalents, and restricted cash at beginning of period	106,944	202,513
Cash, cash equivalents, and restricted cash at end of period	$90,973	$106,944
Non-cash investing and financing activities
Unrealized gain (loss) on available-for-sale securities	$406	$(313)
Right-of-use assets obtained in exchange for operating lease liability	$—	$14,717
Reduction of right-of-use asset due to modification and remeasurement	$(4,904)	$(5,506)
Purchase of property and equipment included in accounts payable and accrued expenses	$—	$104
Supplemental disclosure of cash flows
Income taxes paid, net of refunds	$220	$613

	Years Ended December 31,
	2023	2022
Cash and cash equivalents	$90,121	$106,092
Restricted cash	852	852
Total cash, cash equivalents, and restricted cash	$90,973	$106,944

The accompanying notes are an integral part of these consolidated financial statements.

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

AlloVir, Inc. (“AlloVir” or “the Company”, formerly known as ViraCyte, Inc.) is a cell therapy company developing highly innovative allogeneic T cell therapies to treat and prevent devastating viral diseases. The Company’s innovative and proprietary virus-specific T cell, or VST, therapy platform allows AlloVir to generate off-the-shelf VSTs designed to restore immunity in patients with T cell deficiencies who are at risk from the life-threatening consequences of viral diseases. There is an urgent medical need for therapies to treat a large number of patients suffering from viral diseases who currently have limited or no treatment options. The Company’s platform includes three innovative, allogeneic, off-the-shelf VST therapy candidates targeting 11 different devastating viruses. The Company’s lead product candidate, posoleucel (previously referred to as Viralym-M or ALVR105), is a multi-VST therapy that targets six viruses: adenovirus, or AdV, BK virus, or BKV, cytomegalovirus, or CMV, Epstein-Barr virus, or EBV, human herpesvirus 6, or HHV-6 and JC virus, or JCV.

In December 2023, the Company announced the discontinuation of three Phase 3 registrational trials of posoleucel following separate, pre-planned Data Safety Monitoring Board, or DSMB, futility analyses that concluded the studies were unlikely to meet their primary endpoints. Specifically, the Company discontinued a multicenter, randomized, double-blind, placebo-controlled Phase 3 trial comparing posoleucel to placebo for the prevention of infection or disease due to AdV, BKV, CMV, EBV, HHV-6, or JCV in high-risk adult and pediatric patients after undergoing an allogeneic hematopoietic stem cell transplant. The Company also discontinued two multicenter, randomized, double-blind, placebo-controlled Phase 3 trials of posoleucel – one for the treatment of virus-associated hemorrhagic cystitis and the second for the treatment of adenovirus infection – both after allogeneic hematopoietic cell transplant.

In December 2023, the Company also announced that it would review the detailed datasets from those Phase 3 trials and launch a comprehensive review of strategic alternatives focused on maximizing stockholder value, including, but not limited to, a merger, sale, divestiture of assets, licensing, or other strategic transaction. The Company expects to devote substantial time and resources to exploring strategic alternatives that the board of directors believes will maximize stockholder value. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. The Company has not set a timetable for completion of this strategic review process, and the board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value, or that the Company will make any cash distributions to our stockholders. In connection with the evaluation of strategic alternatives and in order maximize capital preservation, the Company has implemented a plan to reduce our workforce by approximately 95%. This workforce reduction plan was approved in January 2024, and will take place primarily during the first quarter of 2024 and is expected to be substantially completed by April 15, 2024.

The Company’s pipeline includes additional investigational VST therapies that may benefit high-risk individuals. ALVR106 is the Company’s second off-the-shelf, multi-VST product candidate targeting devastating respiratory diseases caused by human metapneumovirus, or hMPV, influenza, parainfluenza virus, or PIV and respiratory syncytial virus, or RSV. A Phase 1b/2 POC clinical study of ALVR106 has completed enrollment of patients in Part A of the trial. The Company has paused development of ALVR106, including discontinuing the trial pending the outcome of the Company's review of strategic alternatives. In the preclinical space, preclinical and IND-enabling studies of ALVR107 to treat and cure HBV were completed in 2022 to support advancement into a POC study. Clinical development of ALVR107 has been paused pending the outcome of the Company’s review of strategic alternatives.

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

Since its inception and until recently, the Company devoted substantially all of its resources to recruiting personnel, developing its technology platform and advancing its pipeline of product candidates through discovery, preclinical and clinical trials, acquiring and manufacturing clinical trial materials and maintaining and building its intellectual property portfolio. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, success of clinical trials, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Should the Company resume development of its product candidates, the product candidates will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization.

Through December 31, 2023, the Company has funded its operations primarily with proceeds received from the sale of common stock, research grants, and from the sale of preferred stock. The Company has incurred recurring losses since its inception, including

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

net losses attributable to common stockholders of $190.4 million for the year ended December 31, 2023 and $168.7 million for the year ended December 31, 2022. In addition, at December 31, 2023, the Company had an accumulated deficit of $656.2 million. The Company expects to continue to generate operating losses for the foreseeable future.

The Company has incurred and expects to continue to incur costs and expenditures in connection with the process of evaluating strategic alternatives. There can be no assurance, however, that the Company will be able to successfully consummate any particular strategic transaction. The process of evaluating strategic options has been and may continue to be costly, time-consuming and complex and the Company may incur significant costs related to this continued evaluation, such as legal, accounting and advisory fees and expenses and other related charges.

Based on current projections, the Company believes that its $183.9 million of cash, cash equivalents and short-term investments held at December 31, 2023 will be sufficient to fund planned operations for at least twelve months from the date that these consolidated financial statements are available to be issued. However, due to the consideration of certain qualitative factors, including the discontinuation of all clinical trials and research activities, as well as the Company's workforce reduction plan, management has concluded there is substantial doubt regarding the Company's ability to continue as a going concern for more than twelve months from the date that the consolidated financial statements are available to be issued. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Should the Company resume the development of product candidates, it would need to obtain substantial additional funding in connection with continuing operations, particularly as the Company resumes its preclinical activities and clinical trials for its product candidates. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

ElevateBio, LLC - Related Party

On September 17, 2018, the Company executed a Series A2 Preferred Stock Purchase Agreement ("Series A2 Agreement"), with ElevateBio, LLC ("ElevateBio") and ElevateBio was a purchaser in our registered direct offering in July 2022. ElevateBio, through its diverse platform of technologies to support cell and gene therapy products and expertise, provides drug development and manufacturing services. As a result of ElevateBio’s purchase of our Series A2 Preferred Stock, which converted to common stock upon completion of our IPO, and as a result of ElevateBio’s participation in the July 2022 registered direct offering, ElevateBio acquired an ownership interest in the Company. The Chief Financial Officer of ElevateBio currently serves in a similar management role with AlloVir. In May 2021, Diana M. Brainard, M.D. succeeded David Hallal, ElevateBio’s Chief Executive Officer, as the Company’s Chief Executive Officer. Mr. Hallal currently serves as Executive Chairman of the Company’s board of directors. In addition to Mr. Hallal and Mr. Sinha, Morana Jovan-Embiricos, a director of the Company’s board of directors, also serves as a director of the board of directors of ElevateBio.

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

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less at the date of purchase. Investments qualifying as cash equivalents primarily consist of money market funds, corporate bonds and commercial paper.

Short-Term Investments

Short-term investments consist of U.S. treasury securities and corporate bonds classified as available-for-sale that have maturities of less than one year. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income (loss) until realized. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is included in "other income (loss), net". Realized gains and losses are determined using the specific identification method and are included in "other income (loss), net".

Restricted Cash

Cash accounts with any type of restriction are classified as restricted cash. The Company has restricted cash deposits with a bank, which serve as collateral for a letter of credit issued to the landlord of the Company’s leased Waltham facility for a security deposit. The Company classified this amount as non-current restricted cash in the accompanying consolidated balance sheet at December 31, 2023 and 2022.

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

The Company tests long-lived assets to be held and used, including right-of-use assets and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of assets or asset groups may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their fair values. See Note 5 and Note 6 for impairment costs recognized during the years ended December 31, 2023 and 2022.

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

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s financial instruments include cash equivalents, short-term investments, prepaid expenses and other current assets, prepaid expenses to related party, accounts payable, amount due to related party and accrued expenses. Certain of the Company’s financial assets, including cash equivalents and short-term investments, have been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models and observable market inputs to determine value.

Other financial instruments, including prepaid expenses and other current assets, prepaid expenses to related party, accounts payable, amount due to related party and accrued expenses, are carried at cost, which approximate fair value due to the short duration and term to maturity.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are presented in the consolidated balance sheets as a direct reduction from the carrying amount of the respective equity instrument issued. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. At December 31, 2023 and 2022, the Company had no deferred offering costs.

Cloud Computing Arrangements

The Company capitalizes certain implementation costs for internal-use software incurred in a cloud computing agreement that is a service contract. Eligible costs associated with cloud computing arrangements, such as the implementation costs incurred to develop or obtain software business applications used in the normal course of business, are capitalized in accordance with ASC 350. Capitalization ceases at the point the software is substantially complete and ready for its intended use, and after all substantial testing is completed. Amortization is recorded on a straight-line basis over the expected useful life of three years of the internal-use software cost in the same line item in the statement of operations and comprehensive loss as the expense for fees for the associated cloud computing arrangement. Amortization expense associated with the Company's cloud computing arrangements has been recognized in the amount of $0.5 million during the years ended December 31, 2023 and 2022. As a result of the December 2023 announcement of the discontinuation of the Company’s three Phase 3 registrational trials and a comprehensive review of strategic alternatives, an impairment loss of $1.4 million was recognized during the year ended December 31, 2023 for implementation costs associated with cloud computing arrangements that are no longer probable of being implemented.

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Income (Loss), Net

The Company records interest expense, investment amortization and accretion of discounts and premiums on short-term investments and foreign exchange gains and losses in “other income (loss), net” when incurred.

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

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2023 and 2022, the Company had no off-balance sheet risk.

Foreign Exchange

The functional currency for all subsidiaries is the U.S. Dollar (“USD”). Transactions in foreign currencies are remeasured into the functional currency of the relevant subsidiaries at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Resulting gains and losses are recorded in "other income (loss), net" within the consolidated statements of operations and comprehensive loss.

Comprehensive Loss

Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. Comprehensive loss includes net loss and certain changes in stockholder’s deficit that are excluded from net loss. The Company's comprehensive loss includes unrealized gains (losses) on available-for-sale securities during the year ended December 31, 2023 and 2022.

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

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes may result in earlier recognition of credit losses. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an interim and annual basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal periods beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Short-Term Investments

The following tables summarize the amortized cost and estimated fair value of the Company’s U.S. government treasury securities and marketable securities, which are considered to be available-for-sale investments and are included in short-term investments on the consolidated balance sheets:

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government treasury securities	$93,749	$73	$—	$93,822
Totals	$93,749	$73	$—	$93,822

	December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government treasury securities	$99,288	$1	$(253)	$99,036
Marketable securities:
Corporate and agency bonds	28,748	3	(84)	28,667
Totals	$128,036	$4	$(337)	$127,703

Certain short-term debt securities with original maturities of less than three months are included in cash and cash equivalents on the consolidated balance sheets and are not included in the tables above. The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities. At December 31, 2023 and 2022, all investments had contractual maturities within one year.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis:

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$23,854	$—	$—	$23,854
Totals	$23,854	$—	$—	$23,854
Short-term investments:
U.S. government treasury securities	$93,822	$—	$—	$93,822
Totals	$93,822	$—	$—	$93,822

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$32,641	$—	$—	$32,641
Totals	$32,641	$—	$—	$32,641
Short-term investments:
U.S. government treasury securities	$99,036	$—	$—	$99,036
Marketable securities:
Corporate and agency bonds	—	28,667	—	28,667
Totals	$99,036	$28,667	$—	$127,703

During the years ended December 31, 2023 and 2022, there were no transfers between levels. The Company classifies its money market fund and U.S. government treasury securities as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices in active markets without any valuation adjustment. The Company classifies its marketable securities as Level 2 assets under the fair value hierarchy, as these assets have pricing inputs that are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined using models or other valuation methodologies.

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amounts of prepaid expenses and other current assets, prepaid expenses to related party, accounts payable, amount due to related party and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

5. Leases

Operating leases

Development and Manufacturing Services Agreement ("DMS Agreement") with Third-Party Supplier

In October 2022, the Company entered into a Statement of Work ("SOW") under the DMS Agreement (the "2022 SOW under the DMS Agreement") with a third-party supplier. The 2022 SOW under the DMS Agreement contained an embedded lease for a dedicated manufacturing suite for the manufacture of AlloVir’s products at the facility because the Company directs how and for what purpose the suite is used and obtains substantially all of the economic benefit of the suite. At inception of the lease, it was determined that, in exchange for this dedicated manufacturing suite, AlloVir will pay the supplier a monthly fixed suite utilization fee, fixed batch payments and other related fixed costs, totaling $16.3 million over the 2.25 year lease term ending in December 2024. As part of the arrangement, there were also variable costs for materials, non-fixed batch payments, testing, storage, knowledge and tech transfer and other common area maintenance fees that were not included in the measurement of the lease liability. The lease of the facility was determined to be classified as an operating lease and commenced in October 2022, the point at which the suite was substantially complete and available for use by the Company. Accordingly, at inception, the Company recorded a right-of-use asset and lease liability of $14.7 million.

In December 2023, the Company issued a notice of termination of the DMS Agreement effective June 2024, or 190 days from the third-party supplier’s receipt of the notice. Management concluded that the notice of termination constituted a lease reassessment under ASC 842 as the Company was granted the option of such termination at the onset of the DMS Agreement and it was previously determined to be reasonably certain of not being exercised. As a result, the remaining lease term was shortened and the Company recorded a $4.9 million reduction to the right-of-use asset and lease liability in December 2023. In February 2024, the Company entered into a new SOW that terminated the 2022 SOW under the DMS Agreement (see Note 16).

Waltham Leases

In September 2021, the Company entered into a lease agreement with BP Bay Colony LLC and a sublease with AMAG Pharmaceuticals Inc. for the lease of property in Waltham, Massachusetts (collectively, the "Waltham leases"). The space identified under the Waltham leases is intended for general office space, research and development, laboratory use, and light manufacturing. The Waltham leases are classified as operating leases and commenced in September 2021. At the inception date, the Company recorded a ROU asset and lease liability of $6.0 million for the lease and a ROU asset and lease liability of $17.3 million for the sublease based on a July 30, 2030 end date for the Waltham leases. As part of the arrangement, there were also variable costs for common area maintenance fees that were not included in the measurement of the lease liability. The agreement also provided a $3.1 million tenant improvement allowance. The Company utilized $0.9 million of the tenant improvement allowance. The Company has the option to renew the leased space for an additional one time period of five years with written notice from the Company. As of December 31, 2023, the Company has no reasonable certainty that this option to extend will be exercised.

Impairment of Lease Right-of-Use Assets

As a result of the December 2023 announcement of the discontinuation of the Company's three Phase 3 registrational trials, a comprehensive review of strategic alternatives, and the December 2023 notice of termination of the DMS Agreement, the Company determined that there was a triggering event for impairment. The Company determined that the operating lease right-of-use assets were not recoverable as the carrying value exceeded the anticipated future cash flows on an undiscounted basis. To measure the impairment, the Company determined the fair value of the operating lease right-of-use assets based on estimated subleasing scenarios, which represent the highest and best use of the right-of-use assets. This fair value assessment utilized market participant assumptions, including the anticipated amount and timing of potential sublease payments using current real estate trends and market conditions. As a result, an impairment charge was calculated by reducing the carrying amount of the operating lease right-of-use assets to their estimated fair value, which was determined by discounting the estimated future cash flows by applying a rate that a market participant would require in assuming the risks associated with those cash flows. During the year ended December 31, 2023, the Company recorded an impairment loss of $16.6 million to the operating lease right-of-use assets. As of December 31, 2023, the remaining right-of-use asset balance is $2.2 million, which relates to the Waltham leases.

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities of operating lease liabilities at December 31, 2023 are as follows (in thousands):

2024	11,842
2025	3,219
2026	3,298
2027	3,376
2028	3,455
Thereafter	5,824
Total lease payments	31,014
Less: interest	3,585
Total lease liability	$27,429
Lease liability – current	$10,781
Lease liability – long-term	$16,648

Total lease costs were $9.7 million and $6.6 million for the years ended December 31, 2023 and 2022, respectively. Cash paid for operating leases was $4.8 million and $4.8 million for the year ended December 31, 2023 and 2022, respectively. The Company’s total variable lease costs, such as materials, non-fixed batch payments, testing, storage, knowledge and tech transfer, and other common area maintenance fees, related to the operating leases was $0.9 million and $3.7 million for the years ended December 31, 2023 and 2022, respectively. The weighted average remaining lease term is 4.70 years and 6.93 years at December 31, 2023 and 2022, respectively. The weighted average discount rate is 5.95% and 6.23% at December 31, 2023 and 2022, respectively.

6. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2023	2022
Laboratory equipment	$1,483	$1,395
Computer equipment	435	435
Construction-in-progress	—	104
Total property and equipment	1,918	1,934
Less: accumulated depreciation and impairment	(1,918)	(1,004)
Property and equipment, net	$—	$930

Depreciation expense was $0.4 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively. As a result of the December 2023 announcement of the discontinuation of the Company’s three Phase 3 registrational trials and a comprehensive review of strategic alternatives, an impairment loss of $0.5 million was recognized on property and equipment during the year ended December 31, 2023.

7. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
(in thousands)	2023	2022
Employee compensation and benefits	$3,809	$6,416
Professional fees	435	559
Research and development	2,442	5,678
Process development and manufacturing costs	2,367	504
Other	1,033	828
Total accrued expenses	$10,086	$13,985

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Collaboration Agreement with BCM

In November 2020, the Company entered into a Research Collaboration Agreement (the “Research Agreement”) with BCM, under which the Company agreed to pay BCM for performing certain research activities under the direction of Dr. Ann Leen commencing on January 1, 2021 and continuing for a three-year period thereafter. The Research Agreement requires the Company to make payments to BCM totaling approximately $6.0 million over the term of the Research Agreement. In August 2023, the Research Agreement was extended for an additional year, expiring December 31, 2024.

Collectively under the agreements above and for services provided by BCM the Company paid $2.0 million and $2.5 million during the years ended December 31, 2023 and 2022, respectively, and the payments were classified in research and development expense in the consolidated statements of operations and comprehensive loss.

CPRIT Grant

In August 2017, the Company was awarded a grant (the “CPRIT Grant”) from the Cancer Prevention and Research Institute of Texas (“CPRIT”). The CPRIT Grant required that the Company grant CPRIT a non-commercial license to technology developed under the grant and pay CPRIT a share of revenue on sales of commercial products developed using CPRIT funds equal to low single digits of revenue until such time as CPRIT has been paid an aggregate amount equal to 400% of the grant award proceeds. No royalty payments were made under this license agreement during the years ended December 31, 2023 and 2022, respectively.

Redeemable Preferred Stock Redemption Agreement

In September 2018, the Company entered into a redeemable preferred stock redemption agreement, or Redemption Agreement, to redeem shares of our Series A1 convertible preferred stock held by certain investors, including executive officer Ann Leen, director and former executive officer Juan Vera and entities affiliated with director, Malcolm Brenner and former director, John Wilson (or their affiliates). Pursuant to the Redemption Agreement, for a period of 20 years from the date of the first commercial sale of Viralym-M (now posoleucel), the Company is obligated to make earnout payments to such investors on at least an annual basis. The earnout payments will be 10% of net sales of Viralym-M, which number will be reduced to a high single-digit percentage if certain events occur. Specifically, royalties due to third parties for the sale of Viralym-M are subtracted from the earnout payments due to the investors. Further, if the investors receive at least $50,000,000 in earnout payments from AlloVir during the three-year period after the first commercial sale of Viralym-M, the earnout payment percentage will be reduced.

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Stockholder’s Equity

On May 15, 2023, the Company filed a certificate of amendment to its amended and restated certificate of incorporation authorizing the Company to issue up to 300,000,000 shares of common stock at a par value of $0.0001 per share and 10,000,000 shares of preferred stock at a par value of $0.0001 per share. There were no shares of preferred stock issued or outstanding at December 31, 2023 and 2022.

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

The following is a summary of the rights and privileges of the holders of the Company’s common stock at December 31, 2023 and 2022:

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

Dividends

Subject to preferences that may be applicable to any then-outstanding preferred stock, holders of common stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Board out of legally available funds. At December 31, 2023, no cash dividends have been declared or paid.

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

The Company has reserved shares of common stock for issuance as follows:

	December 31,
	2023	2022
Unvested restricted stock	3,254,863	2,239,106
Options to purchase common stock	10,439,751	7,922,797
Stock available for grant under the 2020 Stock Option and Grant Plan	4,182,461	4,253,680
Stock available for issuance under the 2020 Employee Stock Purchase Plan	480,059	454,302
Total	18,357,134	14,869,885

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense was as follows:

	Years Ended December 31,
(in thousands)	2023	2022
Research and development	$13,167	$14,014
General and administrative	27,612	27,301
Total stock-based compensation expense	$40,779	$41,315

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

At December 31, 2023, there was an aggregate of 64,042 shares of common stock issuable upon the exercise of outstanding options under the 2018 Plan and 6,616,772 shares of restricted common stock granted under the 2018 plan. No shares remain available for future issuance under the 2018 Plan. Any options or awards outstanding under the 2018 Plan remain outstanding and effective.

2020 Stock Option and Grant Plan

On July 2, 2020, the Company’s Board of Directors adopted and in July 2020 the stockholders approved the 2020 Stock Option and Grant Plan (the “2020 Plan”) which became effective on July 28, 2020, the date immediately prior to the date on which the registration statement related to the IPO was declared effective, and as a result no further awards were made under the 2018 Plan thereafter. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2020 Plan was 8,008,734 shares. The number of shares of our common stock reserved for issuance under the 2020 Plan shall be cumulatively increased on January 1, 2021 and each January 1 thereafter by 5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. On January 1, 2023, 4,663,403 shares were added to the number of available shares under the 2020 Plan. The awards granted under this plan generally vest over a four-year period and have a 10-year contractual term.

At December 31, 2023, there were an aggregate of 10,375,709 shares of common stock issuable upon the exercise of outstanding options under the 2020 Plan and 5,356,510 shares of restricted common stock granted under the 2020 Plan. There is an aggregate of 4,182,461 shares reserved for future issuance under the 2020 Plan.

Restricted Common Stock

The following table summarizes restricted common stock activity for the year ended December 31, 2023:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2023	2,239,106	$13.75
Granted	2,279,994	6.02
Forfeited	(342,732)	11.46
Vested	(921,505)	13.24
Unvested at December 31, 2023	3,254,863	$8.73

At December 31, 2023, there was $23.6 million of unrecognized stock-based compensation cost related to the restricted stock, which is expected to be recognized over a weighted average period of 2.20 years. The total fair value of restricted stock vested was $3.6 million and $14.2 million for the year ended December 31, 2023 and 2022, respectively.

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

The following table summarizes stock option activity (in thousands, except share and per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2023	7,922,797	$17.81	8.3	$786
Granted	3,779,342	6.24	—	57
Exercised	—	—	—	—
Forfeited	(1,262,388)	16.25	—	82
Options outstanding at December 31, 2023	10,439,751	$13.81	7.9	$—
Options vested and exercisable at December 31, 2023	4,534,147	$18.86	7.2	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period.

The weighted average grant-date fair value of stock options granted during the year ended December 31, 2023 and 2022 was $4.88 per share and $5.61 per share, respectively. At December 31, 2023, there was $36.9 million of unrecognized stock-based compensation expense related to unvested stock options, which is being recognized over a period of 1.92 years.

The fair value was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	Years Ended December 31,
	2023	2022
Expected term (in years)	6.11	6.07
Expected volatility	94%	90%
Risk-free interest rate	3.52%	2.00%
Expected dividend yield	—	—
Fair value of common stock	$6.24	$7.48

2020 Employee Stock Purchase Plan

In July 2020, the 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was adopted by the Board of Directors and approved by the stockholders. The purpose of the 2020 ESPP is to provide eligible employees of the Company and other designated companies, with opportunities to purchase shares of the Company’s common stock, par value $0.0001 per share.

Initially, 611,354 shares of common stock in the aggregate were approved and reserved for this purpose. The number of shares of common stock reserved and available for issuance under the 2020 ESPP shall be cumulatively increased on January 1, 2021 and each January 1 thereafter by the least of (i) 1,222,707 shares of common stock, (ii) 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, and (iii) such number of shares of common stock as determined by the Administrator. On January 1, 2023, 160,000 shares were added to the number of available shares under the ESPP. At December 31, 2023, there was an aggregate of 480,059 shares reserved for future issuance under the ESPP.

The ESPP allows eligible employees to authorize payroll deductions of up to 15% of their base salary or wages up to $25,000 annually to be applied toward the purchase of shares of the Company's common stock on the last trading day of the offering period. Participating employees will purchase shares of the Company's common stock at a discount of up to 15% on the lesser of the closing price of the Company's common stock on the NASDAQ Global Market (i) on the first trading day of the offering period or (ii) the last day of any offering period. The Company utilizes the Black Scholes option pricing model to compute the fair market value of the shares and compensation expense is recognized over the offering period. Six-month offering periods commence each January 1 and July 1 during the term of the plan, with the administrator having the right to establish different offering periods.

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

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

administratively practicable. If a participant elects to withdraw or suspend contributions, they will not be able to re-enroll in the current offering but may elect to participate in future offerings. The ESPP purchases only whole shares of the Company’s common stock.

The Company issued 134,243 common shares under the ESPP during the year ended December 31, 2023, at an average price per share of $2.43. Cash received from purchases under the ESPP for the year ended December 31, 2023 and 2022 was $0.3 million and $0.5 million, respectively. The Company recognized $0.3 million and $0.2 million of compensation expense for the ESPP during the year ended December 31, 2023 and 2022, respectively.

11. Income Taxes

Income (loss) before provision for income taxes consisted of the following:

	Years Ended December 31,
(in thousands)	2023	2022
Federal	(376,152)	(113,389)
Foreign	185,608	(55,586)
Loss before provision for income taxes	$(190,544)	$(168,975)

The provision for income taxes for the years ended December 31, 2023 and 2022 consisted of the following:

	Years Ended December 31,
(in thousands)	2023	2022
Current income tax (benefit) expense:
Federal	$(136)	(246)
State	10	(19)
Foreign	—	—
Total current income tax benefit	(126)	(265)
Deferred income tax (benefit) expense:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred income tax benefit	—	—
Total income tax benefit	$(126)	$(265)

The Company’s income tax benefit for the years ended December 31, 2023 and 2022 relating to federal, state and foreign tax jurisdictions differs from the amounts determined by applying the statutory federal income tax rate based on the following:

	Years Ended December 31,
(in thousands)	2023		2022
Benefit at the federal rate	$(40,015)	21.0%	$(35,472)	21.0%
Increase (decrease) resulting from:
Foreign tax rate differential	(15,783)	8.3%	2,177	(1.3)%
State taxes, net of federal benefit	(9,514)	5.0%	(1,603)	0.9%
Change in valuation allowance	98,714	(51.8)%	35,406	(21.0)%
Intercompany note impairment	(34,615)	18.2%	—	—
Tax credits	(5,928)	3.1%	(6,992)	4.1%
Officer's compensation	177	(0.1)%	695	(0.4)%
Stock compensation	4,564	(2.4)%	4,637	(2.7)%
Impairment of intellectual property	3,003	(1.6)%	—	—
Permanent differences	79	0.0%	(182)	0.1%
Change in state tax law	384	(0.2)%	—	—
Other	(1,192)	0.6%	1,069	(0.6)%
Total income tax benefit	$(126)	0.1%	$(265)	0.1%

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2021, the Company transferred intellectual property rights between tax jurisdictions, resulting in a deferred tax asset on the basis difference in the intangible assets. In addition, in connection with the transfer of the intellectual property the Company recorded intercompany notes between the parties. In December 2023, the Company determined that the intellectual property intangible assets and intercompany notes were impaired resulting in the recognition of income or loss in the respective jurisdiction.

Components of deferred income taxes consist of the following:

	December 31,
(in thousands)	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$54,081	$9,374
Tax credit carryforwards	19,378	12,374
Intangible assets	—	25,537
Intercompany note impairment	64,087
Operating lease liabilities	6,348	8,074
Non-qualified stock compensation	15,435	12,017
Restricted stock compensation	680	235
Capitalization of R&D expenses	20,758	20,375
Other	676	1,661
Total deferred tax assets	181,443	89,647
Valuation allowance	(180,943)	(82,228)
Net deferred tax assets	$500	$7,419
Deferred tax liabilities:
Operating lease right-of-use assets	(506)	(7,218)
Depreciation	4	(186)
Other	2	(15)
Total deferred tax liabilities	(500)	(7,419)
Net deferred tax asset (liability)	$—	$—

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered such factors as its history of operating losses, the nature of the Company’s deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At December 31, 2023 and 2022, the Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying consolidated balance sheets. For the year ended December 31, 2023, the valuation allowance for deferred tax assets increased by $98.7 million, which was principally due to increased deffered taxes for net operating losses and intercompany note impairment. For the year ended December 31, 2022, the valuation allowance for deferred tax assets increased by $35.4 million, which was principally due to net operating losses, tax credits, tax basis generated from the intellectual property transfer, and U.S. research and development expense capitalization.

At December 31, 2023 and 2022, the Company had unused federal net operating loss carryforwards of $38.9 million and $0, respectively. The federal net operating loss carryforwards have no expiration, and are limited in utilization to 80% of taxable income. The CARES Act temporarily allows the Company to carryback net operating losses arising in 2018, 2019 and 2020 to the five prior tax years. In addition, net operating losses generated in these years could fully offset prior year taxable income without the 80% of the taxable income limitation under the TCJA which was enacted on December 22, 2017. The Company has been generating losses since its inception, as such the net operating loss carryback provision under the CARES Act is not applicable to the Company.

At December 31, 2023 and 2022, the Company had unused state net operating loss carryforwards of $26.4 million and $3.6 million, respectively. The state net operating loss carryforwards expire in 2035.

At December 31, 2023 and 2022, the Company had unused foreign net operating loss carryforwards of $354.8 million and $72.9 million, respectively. The foreign net operating loss carryforwards have no expiration.

At December 31, 2023 and 2022, the Company had $11.7 million and $6.6 million of federal research and development tax credit carryforwards that may be available to offset future federal income taxes through 2040. Additionally, at December 31, 2023, the Company had a federal orphan drug credit (ODC) carryforward related to qualifying research of $6.0 million that will begin to expire

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in 2041. At December 31, 2023 and 2022, the Company also had $2.1 million and $1.3 million of research and development tax credit carryforwards that may be available to offset future state income taxes in the state of Massachusetts through 2035.

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

The Company complies with the provisions of ASC 740 in accounting for its uncertain tax positions. ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely that not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. At December 31, 2023 and 2022, the Company had no uncertain tax positions.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company had no accruals for interest and penalties at December 31, 2023 and 2022.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The statute of limitations for assessment by the Internal Revenue Service and state tax authorities remains open for the tax years December 31, 2020 through December 31, 2023 as the Company was incorporated in September 2018. There are currently no federal, state or foreign income tax audits in progress. The resolution of tax matters is not expected to have a material effect on the Company's consolidated financial statements.

12. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Years Ended December 31,
(in thousands, except share and per share data)	2023	2022
Numerator:
Net loss – basic and diluted	$(190,418)	$(168,710)
Denominator:
Weighted-average common shares outstanding – basic and diluted	104,057,220	76,654,856
Net loss per share – basic and diluted	$(1.83)	$(2.20)

Based on the amounts outstanding at December 31, 2023 and 2022, the Company excluded the following potential shares of common stock from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2023 and 2022, because including them would have had an anti-dilutive effect. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

	Years Ended December 31,
	2023	2022
Options to purchase common stock	10,439,751	7,922,797
Unvested restricted stock	3,254,863	2,239,106

13. Commitments and Contingencies

Leases

The Company entered into a lease agreement and a sublease agreement for the lease of property in Waltham, Massachusetts (see Note 5 and Note 16).

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Proceedings

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. On January 19, 2024, a purported stockholder of the Company filed a lawsuit, captioned Zerbato v. AlloVir, Inc. et al., No. 1:24-cv-10152 (D. Mass.), in Massachusetts federal court against the Company and two of its officers purportedly on behalf of a putative class of stockholders consisting of persons who purchased or otherwise acquired Company securities between March 22, 2022 and December 21, 2023, inclusive. The complaint purports to assert claims under Section 10(b) and 20(a) of the Securities Act of 1934, as amended, and the related regulations, alleging that the defendants made false and misleading statements and omissions to investors relating to the Company’s three Phase 3 studies of posoleucel. The complaint seeks, among other things, damages, prejudgment and post-judgment interest, and attorneys’ fees, expert fees and other costs. The Company intends to vigorously defend against the lawsuit. As the outcome is not presently determinable, any loss is neither probable nor reasonably estimable.

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

The Company incurred $2.6 million and $3.5 million during the year ended December 31, 2023 and 2022, respectively, related to services provided to the Company by ElevateBio and affiliates. At December 31, 2023 and 2022, the Company owed ElevateBio and affiliates $0.3 million and $0.1 million, respectively and had prepaid expenses with ElevateBio and affiliates of $0 and $2.0 million, respectively.

In March 2023, the Company entered into a services agreement with Marker Therapeutics, Inc. (“Marker”) pursuant to which Marker provides development services to the Company. Juan Vera, a current director and former executive officer of the Company, is co-founder, director and chief executive officer of Marker. In June 2023, CellReady LLC ("CellReady") acquired certain manufacturing assets previously owned by Marker, and inherited the service agreement that Allovir previously maintained with Marker. The Company incurred $0.5 million during the year ended December 31, 2023, under the agreement. At December 31, 2023, the Company owed CellReady $0.5 million.

Members of the Company’s management and board of directors received consulting fees totaling $0.4 million and $0.5 million during the years ended December 31, 2023 and 2022, respectively.

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Employee Benefit Plans

Effective January 1, 2019, the Company adopted a 401(k) Plan for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The Company made matching contributions of $0.9 million and $0.8 million for the years ended December 31, 2023 and 2022, respectively.

16. Subsequent Events

In January 2024, the board of directors approved a reduction in the Company's workforce by approximately 95% of the Company's current employee base in order to reduce costs and preserve capital in light of the announcement on December 22, 2023 that the Company is discontinuing its three global Phase 3 posoleucel studies. This workforce reduction will take place primarily during the first quarter of 2024 and expected to be substantially completed by April 15, 2024. As a result of these actions, the Company expects to incur personnel-related restructuring charges, excluding bonuses accrued as of December 31, 2023, of approximately $10 million in connection with one-time employee termination cash expenditures, including severance and other benefits. The Company had previously granted certain of the terminated employees restricted stock units (“RSUs”) that vest in annual installments based on continued service to the Company, as well as options to purchase shares of the Company’s common stock that typically vest over a period of four years. In connection with the reduction in workforce, the Company agreed to accelerate the vesting of a portion of the RSUs that were unvested as of the employees’ termination dates.

In February 2024, the Company entered into a new SOW ("2024 SOW under the DMS Agreement") that terminated the 2022 SOW under the DMS Agreement with a third-party supplier (see Note 5), resulting in a decrease in lease payments of $5.7 million in 2024. In Q1 2024, the Company paid all remaining lease obligations of $2.9 million.