Form 10-Q
period 2024-03-31
Allovir, Inc.
filed 2024-05-13
CIK 1754068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024, the registrant had 115,003,325 shares of common stock, $0.0001 par value per share, outstanding.

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

The summary risk factors described above should be read together with the text of the full risk factors below, in the section entitled “Risk Factors” and the other information set forth in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ALLOVIR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share amounts)	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$86,039	$90,121
Short-term investments	54,491	93,822
Interest receivable	181	206
Prepaid expenses and other current assets	771	3,486
Total current assets	141,482	187,635
Restricted cash	554	852
Other assets	—	122
Operating lease right-of-use assets	2,107	2,187
Total assets	$144,143	$190,796
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	765	$6,761
Accrued expenses	4,596	10,086
Operating lease liability, current	2,295	10,781
Amount due to related party	-	739
Total current liabilities	7,656	28,367
Operating lease liability, long-term	16,047	16,648
Total liabilities	$23,703	$45,015
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized at March 31, 2024 and December 31, 2023, respectively; 0 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value: 300,000,000 shares authorized at March 31, 2024 and December 31, 2023, respectively; 114,881,765 and 114,153,538 shares issued at March 31, 2024 and December 31, 2023, respectively; and 114,881,765 and 114,148,991 shares outstanding at March 31, 2024 and December 31, 2023, respectively	11	11
Additional paid-in capital	807,059	802,025
Accumulated other comprehensive loss	(138)	(62)
Accumulated deficit	(686,492)	(656,193)
Total stockholders’ equity	120,440	145,781
Total liabilities and stockholders’ equity	$144,143	$190,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

UNAUDITED

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2024	2023
Operating expenses:
Research and development	$12,173	$30,718
General and administrative	10,662	12,513
Restructuring costs	9,464	—
Total operating expenses	32,299	43,231
Loss from operations	(32,299)	(43,231)
Total other income (loss), net:
Interest income	1,246	1,325
Other income (loss), net	754	723
Net loss	$(30,299)	$(41,183)
Net loss per share — basic and diluted	$(0.26)	$(0.44)
Weighted-average common shares outstanding — basic and diluted	114,690,726	93,303,672
Comprehensive loss:
Net loss	$(30,299)	$(41,183)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on available-for-sale securities	(76)	167
Total other comprehensive income (loss)	(76)	167
Comprehensive loss	$(30,375)	$(41,016)

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

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	114,148,991	$11	$802,025	$(62)	$(656,193)	145,781
Stock-based compensation	—	—	5,034	—	—	5,034
Issuance of common stock, upon vesting of restricted stock	732,774	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(76)	—	(76)
Net loss	—	—	—	—	(30,299)	(30,299)
Balance at March 31, 2024	114,881,765	$11	$807,059	$(138)	$(686,492)	$120,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(30,299)	$(41,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	86
Non-cash lease expense	80	461
Non-cash gain on lease termination	(5,583)	—
Accretion of short-term investment discounts	(745)	(729)
Stock-based compensation expense	5,034	10,029
Changes in operating assets and liabilities:
Interest receivable	26	(87)
Prepaid expenses and other current assets and prepaid expenses to related party	2,715	(333)
Other assets	122	122
Income tax payable	—	2
Accounts payable, accrued expenses, other liabilities and amount due to related party	(15,730)	(486)
Net cash used in operating activities	(44,380)	(32,118)
Cash flows from investing activities
Purchase of short-term investments	—	(11,756)
Maturities of short-term investments	40,000	53,480
Net cash provided by investing activities	40,000	41,724
Net (decrease) increase in cash, cash equivalents, and restricted cash	(4,380)	9,606
Cash, cash equivalents, and restricted cash at beginning of period	90,973	106,944
Cash, cash equivalents, and restricted cash at end of period	$86,593	$116,550
Non-cash investing and financing activities
Unrealized gain (loss) on available-for-sale securities	$(76)	$167

	Three Months Ended March 31,
	2024	2023
Cash and cash equivalents	$86,039	$115,698
Restricted cash	554	852
Total cash, cash equivalents, and restricted cash	$86,593	$116,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. Nature of the Business

AlloVir, Inc. (“AlloVir” or “the Company”, formerly known as ViraCyte, Inc.) is a cell therapy company developing highly innovative allogeneic T cell therapies to treat and prevent devastating viral diseases. The Company’s innovative and proprietary virus-specific T cell, or VST, therapy platform allows AlloVir to generate off-the-shelf VSTs designed to restore immunity in patients with T cell deficiencies who are at risk from the life-threatening consequences of viral diseases. There is an urgent medical need for therapies to treat a large number of patients suffering from viral diseases who currently have limited or no treatment options. The Company’s platform includes three innovative, allogeneic, off-the-shelf VST therapy candidates targeting 11 different devastating viruses. The Company’s lead product candidate, posoleucel (previously referred to as Viralym-M or ALVR105), is a multi-VST therapy that targets six viruses: adenovirus (“AdV”), BK virus (“BKV”), cytomegalovirus (“CMV”), Epstein-Barr virus (“EBV”), human herpesvirus 6 (“HHV-6”) and JC virus (“JCV”).

In December 2023, the Company announced the discontinuation of three Phase 3 registrational trials of posoleucel following separate, pre-planned Data Safety Monitoring Board (“DSMB”), futility analyses that concluded the studies were unlikely to meet their primary endpoints. Specifically, the Company discontinued a multicenter, randomized, double-blind, placebo-controlled Phase 3 trial comparing posoleucel to placebo for the prevention of infection or disease due to AdV, BKV, CMV, EBV, HHV-6, or JCV in high-risk adult and pediatric patients after undergoing an allogeneic hematopoietic stem cell transplant. The Company also discontinued two multicenter, randomized, double-blind, placebo-controlled Phase 3 trials of posoleucel – one for the treatment of virus-associated hemorrhagic cystitis and the second for the treatment of adenovirus infection – both after allogeneic hematopoietic cell transplant.

In December 2023, the Company also announced that it would review the detailed datasets from those Phase 3 trials and launch a comprehensive review of strategic alternatives focused on maximizing stockholder value, including, but not limited to, a merger, sale, divestiture of assets, licensing, or other strategic transaction. The Company expects to devote substantial time and resources to exploring strategic alternatives that the board of directors believes will maximize stockholder value. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. The Company has not set a timetable for completion of this strategic review process, and the board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value, or that the Company will make any cash distributions to our stockholders. In connection with the evaluation of strategic alternatives and in order maximize capital preservation, the Company has implemented a plan to reduce our workforce by approximately 95%. This workforce reduction plan was approved in January 2024, and took place primarily during the first quarter of 2024 and was substantially completed by April 15, 2024.

The Company’s pipeline includes additional investigational VST therapies that may benefit high-risk individuals. ALVR106 is the Company’s second off-the-shelf, multi-VST product candidate targeting devastating respiratory diseases caused by human metapneumovirus (“hMPV”), influenza, parainfluenza virus (“PIV”) and respiratory syncytial virus (“RSV”). A Phase 1b/2 proof of concept (“POC”) clinical study of ALVR106 has completed enrollment of patients in Part A of the trial. The Company has paused development of ALVR106, including discontinuing the trial pending the outcome of the Company’s review of strategic alternatives. Preclinical and IND-enabling studies of ALVR107 to treat and cure hepatitis B were completed in 2022 to support advancement into a POC study. Clinical development of ALVR107 has been paused pending the outcome of the Company’s review of strategic alternatives.

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

Through March 31, 2024, the Company has funded its operations primarily with proceeds received from the sale of common stock, research grants, and from the sale of preferred stock. The Company has incurred recurring losses since its inception, including net losses attributable to common stockholders of $30.3 million and $41.2 million for the three months ended March 31, 2024 and 2023, respectively. In addition, at March 31, 2024, the Company had an accumulated deficit of $686.5 million. The Company expects to continue to generate operating losses for the foreseeable future.

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

Based on current projections, the Company believes that its $140.5 million of cash, cash equivalents and short-term investments held at March 31, 2024 will be sufficient to fund planned operations for at least twelve months from the date that these condensed consolidated financial statements are available to be issued. However, due to the consideration of certain qualitative factors, including the discontinuation of all clinical trials and research activities, as well as the Company’s workforce reduction plan, management has concluded there is substantial doubt regarding the Company’s ability to continue as a going concern for more than twelve months from the date that the condensed consolidated financial statements are available to be issued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. Should the Company resume the development of product candidates, it would need to obtain substantial additional funding in connection with continuing operations, particularly as the Company resumes its preclinical activities and clinical trials for its product candidates. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

ElevateBio, LLC – Related Party

On September 17, 2018, the Company executed a Series A2 Preferred Stock Purchase Agreement ("Series A2 Agreement") with ElevateBio, LLC ("ElevateBio") and ElevateBio was a purchaser in our registered direct offering in July 2022. ElevateBio, through its diverse platform of technologies to support cell and gene therapy products and expertise, provides drug development and manufacturing services. As a result of ElevateBio’s purchase of our Series A2 Preferred Stock, which converted to common stock upon completion of our IPO, and as a result of ElevateBio’s participation in the July 2022 registered direct offering, ElevateBio acquired an ownership interest in the Company. The Chief Financial Officer of ElevateBio currently serves in a similar management role with AlloVir. In May 2021, Diana M. Brainard, M.D. succeeded David Hallal, ElevateBio’s Chief Executive Officer, as the Company’s Chief Executive Officer. Mr. Hallal currently serves as Executive Chairman of the Company’s board of directors. Vikas Sinha, our President and Chief Financial Officer, also serves as the Chief Financial Officer of ElevateBio. In addition to Mr. Hallal and Mr. Sinha, Morana Jovan-Embiricos, a director of the Company’s board of directors, also serves as a director of the board of directors of ElevateBio.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2023, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2024. Since the date of those financial statements, there have been no material changes to the Company’s significant accounting policies except as described below.

Restructuring Costs

The Company records costs and liabilities associated with exit and disposal activities in accordance with ASC 420, Exit or Disposal Cost Obligations (ASC 420). Such costs are based on estimates of fair value in the period liabilities are incurred. Given the short duration of when the liability is incurred to when it is paid, there is no significant difference between fair value and the amount paid. Costs are expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. The Company evaluates and adjusts these costs as appropriate for changes in circumstances as additional information becomes available. Please refer to Note 13 for further information regarding restructuring costs.

Interim Financial Information

The accompanying condensed consolidated balance sheet at March 31, 2024, and the condensed consolidated statements of operations and comprehensive loss, statements of changes in stockholders’ equity for the three months ended March 31, 2024 and 2023 and the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position at March 31, 2024 and the results of its operations for the three months ended March 31, 2024 and 2023 and its cash flows for the three months ended March 31, 2024 and 2023. The financial data and other information disclosed in these notes related to the three months ended March 31, 2024 and 2023 are also unaudited. The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024 or for any other subsequent interim period.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s condensed consolidated financial statements upon adoption. Under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), the Company meets the definition of an emerging growth company and has elected the extended transition period for complying with certain new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

Since December 31, 2023, there have been no new accounting pronouncements adopted by the Company or issued by FASB that are applicable to the Company, except as noted below.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an interim and annual basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal periods beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public companies, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

3. Short-Term Investments

The following tables summarize the amortized cost and estimated fair value of the Company’s U.S. government treasury securities and marketable securities, which are considered to be available-for-sale investments and are included in short-term investments on the consolidated balance sheets:

	March 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government treasury securities	$54,495	$4	$(8)	$54,491
Totals	$54,495	$4	$(8)	$54,491

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government treasury securities	93,749	73	—	$93,822
Totals	$93,749	$73	$—	$93,822

Certain short-term debt securities with original maturities of less than three months are included in cash and cash equivalents on the consolidated balance sheets and are not included in the tables above. The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities. At March 31, 2024 and December 31, 2023, all investments had contractual maturities within one year.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$66,161			$66,161
Totals	$66,161	$—	$—	$66,161
Short-term investments:
U.S. government treasury securities	$54,491			$54,491
Totals	$54,491	$—	$—	$54,491

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$23,854	$—	$—	$23,854
Totals	$23,854	$—	$—	$23,854
Short-term investments:
U.S. government treasury securities	93,822	—	—	$93,822
Totals	$93,822	$—	$—	$93,822

During the three months ended March 31, 2024 and the year ended December 31, 2023, there were no transfers between levels. The Company classifies its money market fund and U.S. government treasury securities as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices in active markets without any valuation adjustment.

The carrying amounts of prepaid expenses and other current assets, prepaid expenses to related party, accounts payable, amount due to related party and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

5. Leases

Operating leases

Development and Manufacturing Services Agreement (“DMS Agreement”) with Third-Party Supplier

In October 2022, the Company entered into a Statement of Work (“SOW”) under the DMS Agreement (“2022 SOW under the DMS Agreement”) with a third-party supplier. The 2022 SOW under the DMS Agreement contained an embedded lease for a dedicated manufacturing suite for the manufacture of AlloVir’s products at the facility because the Company directs how and for what purpose the suite is used and obtains substantially all of the economic benefit of the suite. At inception of the lease, it was determined that, in exchange for this dedicated manufacturing suite, AlloVir will pay the supplier a monthly fixed suite utilization fee, fixed batch payments and other related fixed costs, totaling $16.3 million over the 2.25 year lease term ending in December 2024. As part of the arrangement, there were also variable costs for materials, non-fixed batch payments, testing, storage, knowledge and tech transfer and other common area maintenance fees that were not included in the measurement of the lease liability. The lease of the facility was determined to be classified as an operating lease and commenced in October 2022, the point at which the suite was substantially complete and available for use by the Company. Accordingly, at inception, the Company recorded a right-of-use asset and lease liability of $14.7 million.

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

In February 2024, the Company entered into a new SOW (“2024 SOW under the DMS Agreement”) that terminated the 2022 SOW under the DMS Agreement with a third-party supplier, resulting in a lease remeasurement under ASC 842. The right-of-use asset was previously impaired and thus as a result of the liability remeasurement, the Company recorded a $5.6 million gain to reduce the lease liability in February 2024. As of March 31, 2024, the Company has paid all remaining lease obligations under the DMS Agreement.

Waltham Leases

In September 2021, the Company entered into a lease agreement with BP Bay Colony LLC and a sublease with AMAG Pharmaceuticals Inc. for the lease of property in Waltham, Massachusetts (collectively, the “Waltham leases”). The space identified under the Waltham leases is intended for general office space, research and development, laboratory use, and light manufacturing. The Waltham leases are classified as operating leases and commenced in September 2021. At the inception date, the Company recorded a ROU asset and lease liability of $6.0 million for the lease and a ROU asset and lease liability of $17.3 million for the sublease based on a July 30, 2030 end date for the Waltham leases. As part of the arrangement, there were also variable costs for common area maintenance fees that were not included in the measurement of the lease liability. The agreement also provided a $3.1 million tenant improvement allowance. The Company utilized $0.9 million of the tenant improvement allowance. The Company has the option to renew the leased space for an additional one time period of five years with written notice from the Company. As of March 31, 2024, the Company has no reasonable certainty that this option to extend will be exercised.

Impairment of Lease Right-of-Use Assets

As a result of the December 2023 announcement of the discontinuation of the Company’s three Phase 3 registrational trials, a comprehensive review of strategic alternatives, and the December 2023 notice of termination of the DMS Agreement, the Company determined that there was a triggering event for impairment. The Company determined that the operating lease right-of-use assets were not recoverable as the carrying value exceeded the anticipated future cash flows on an undiscounted basis. To measure the impairment, the Company determined the fair value of the operating lease right-of-use assets based on estimated subleasing scenarios, which represent the highest and best use of the right-of-use assets. This fair value assessment utilized market participant assumptions, including the anticipated amount and timing of potential sublease payments using current real estate trends and market conditions. As a result, an impairment charge was calculated by reducing the carrying amount of the operating lease right-of-use assets to their estimated fair value, which was determined by discounting the estimated future cash flows by applying a rate that a market participant would require in assuming the risks associated with those cash flows. In December 2023, the Company recorded an impairment loss of $16.6 million to the operating lease right-of-use assets. No impairment losses were recorded during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the remaining right-of-use asset balance is $2.1 million, which relates to the Waltham leases.

Maturities of operating lease liabilities at March 31, 2024 are as follows (in thousands):

2024 (remaining 9 months)	2,358
2025	3,219
2026	3,298
2027	3,376
2028	3,455
Thereafter	5,824
Total lease payments	21,530
Less: interest	3,188
Total lease liability	$18,342
Lease liability – current	$2,295
Lease liability – long-term	$16,047

Total lease costs were $0.4 million and $2.6 million for the three months ended March 31, 2024 and 2023, respectively. Cash paid for operating leases was $3.8 million and $2.1 million for the three months ended March 31, 2024 and 2023, respectively. The Company’s total variable lease costs, such as materials, non-fixed batch payments, testing, storage, knowledge and tech transfer, and other common area maintenance fees, related to the operating leases was $0.1 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively. The weighted average remaining lease term was 6.33 years and 4.70 years at March 31, 2024 and December 31, 2023, respectively. The weighted average discount rate was 5.00% and 5.95% at March 31, 2024 and December 31, 2023, respectively.

6. Accrued Expenses

Accrued expenses consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Employee compensation and benefits	$2,200	$3,809
Professional fees	464	435
Research and development	1,665	2,442
Process development and manufacturing costs	—	2,367
Other	267	1,033
Total accrued expenses	$4,596	$10,086

Employee compensation and benefits includes $1.7 million of restructuring liability (see Note 13).

7. Stockholder’s Equity

On May 15, 2023, the Company filed a certificate of amendment to its amended and restated certificate of incorporation authorizing the Company to issue up to 300,000,000 shares of common stock at a par value of $0.0001 per share and 10,000,000 shares of preferred stock at a par value of $0.0001 per share. There were no shares of preferred stock issued or outstanding at March 31, 2024 and December 31, 2023.

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

The Company has reserved shares of common stock for issuance as follows:

	March 31, 2024	December 31, 2023
Options to purchase common stock	8,594,001	10,439,751
Unvested restricted stock	1,564,941	3,254,863
Stock available for grant under the 2020 Stock Option and Grant Plan	12,692,809	4,182,461
Stock available for issuance under the 2020 Employee Stock Purchase Plan	1,621,594	480,059
Total	22,851,751	18,357,134

8. Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Research and development	$(274)	$3,423
General and administrative	5,308	6,606
Total stock-based compensation expense	$5,034	$10,029

Stock Modification

In connection with the reduction in the Company’s workforce (“RIF”) (see Note 13), the Company accelerated certain unvested stock options and restricted common stock scheduled to vest in the three month period following the employees’ separation date. The Company determined that the acceleration of the unvested units constituted a Type III modification in accordance with ASC 718, resulting in a new measurement of compensation cost. As of March 31, 2024, 601,115 units were accelerated resulting in the recognition of $0.1 million of stock-based compensation expense using the reassessed fair value on the modification date and a reversal of $3.5 million in stock-based compensation expense for previously recognized expense using the original grant date fair value, of which $1.9 million was related to research and development expense and $1.6 million was related to general and administrative expense for the three months ended March 31, 2024.

2018 Equity Incentive Plan

At March 31, 2024, there was an aggregate of 64,042 shares of common stock issuable upon the exercise of outstanding options under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) and 6,616,772 shares of restricted common stock granted under the 2018 plan. No shares remain available for future issuance under the 2018 Plan. Any options or awards outstanding under the 2018 Plan remain outstanding and effective.

2020 Stock Option and Grant Plan

At March 31, 2024, there was an aggregate of 8,529,959 shares of common stock issuable upon the exercise of outstanding options under the Company’s 2020 Stock Option and Grant Plan (the “2020 Plan”) and 5,356,510 shares of restricted common stock granted under the 2020 Plan. There is an aggregate of 12,692,809 shares reserved for future issuance under the 2020 Plan.

Restricted Common Stock

The following table summarizes restricted common stock activity for the three months ended March 31, 2024:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2024	3,254,863	$8.73
Granted	—	—
Forfeited	(957,148)	8.13
Vested	(732,774)	8.12
Unvested at March 31, 2024	1,564,941	$9.37

At March 31, 2024, there was $12.3 million of unrecognized stock-based compensation expense related to restricted stock, which is expected to be recognized over a weighted average period of 1.90 years. The total fair value of restricted stock vested was $0.5 million and $1.6 million for the three months ended March 31, 2024 and 2023, respectively.

Stock Options

The following table summarizes stock option activity (in thousands, except share and per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2024	10,439,751	$13.81	7.95	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(1,845,750)	8.61	—	—
Options outstanding at March 31, 2024	8,594,001	$14.93	7.54	$—
Options vested and exercisable at March 31, 2024	5,972,960	$16.44	7.29	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period.

There were no options granted during the three months ended March 31, 2024. The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2023 was $5.18 per share. At March 31, 2024, there was $19.4 million of unrecognized stock-based compensation expense related to unvested stock options, which is being recognized over a period of 1.63 years.

There were no options granted during the three months ended March 31, 2024. For the three months ended March 31, 2023, the fair value was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

Three Months Ended March 31, 2023
Expected term (in years)	6.11
Expected volatility	94.50%
Risk-free interest rate	3.46%
Expected dividend yield	—
Fair value of common stock	$6.63

2020 Employee Stock Purchase Plan

The Company did not issue common shares under the Employee Stock Purchase Plan (the “ESPP”) during the three months ended March 31, 2024. The Company recognized $0.0 and $0.1 million of compensation expense for the ESPP during the three months ended March 31, 2024 and 2023, respectively.

At March 31, 2024, there was an aggregate of 1,621,594 shares reserved for future issuance under the ESPP.

9. Income Taxes

The Company’s income tax provision is computed based on the federal statutory rate, the average state statutory rates, net of the related federal benefit, and foreign statutory rates. For the three months ended March 31, 2024 and 2023, the Company did not record income tax expense due to the generation of net operating losses, the benefits of which have been fully reserved.

The Company’s estimate of the realizability of the deferred tax asset is dependent on estimates of projected future levels of taxable income. In consideration of historical losses and in analyzing future taxable income levels, the Company considered all evidence currently available, both positive and negative, and has not recognized deferred tax assets.

10. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2024	2023
Numerator:
Net loss – basic and diluted	$(30,299)	$(41,183)
Denominator:
Weighted-average common shares outstanding – basic and diluted	114,690,726	93,303,672
Net loss per share – basic and diluted	$(0.26)	$(0.44)

Based on the amounts outstanding at March 31, 2024 and 2023, the Company excluded the following potential shares of common stock from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2024 and 2023, because including them would have had an anti-dilutive effect. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

	March 31,
	2024	2023
Options to purchase common stock	8,594,001	10,753,342
Unvested restricted stock	1,564,941	3,675,716

11. Commitments and Contingencies

Leases

The Company entered into a lease agreement and a sublease agreement for the lease of property in Waltham, Massachusetts (see Note 5).

Legal Proceedings

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. On January 19, 2024, a purported stockholder of the Company filed a lawsuit, captioned Zerbato v. AlloVir, Inc. et al., No. 1:24-cv-10152 (D. Mass.), in Massachusetts federal court against the Company and two of its officers purportedly on behalf of a putative class of stockholders consisting of persons who purchased or otherwise acquired Company securities between March 22, 2022 and December 21, 2023, inclusive. The complaint purports to assert claims under Section 10(b) and 20(a) of the Securities Act of 1934, as amended, and the related regulations, alleging that the defendants made false and misleading statements and omissions to investors relating to the Company’s three Phase 3 studies of posoleucel. The complaint seeks, among other things, damages, prejudgment and post-judgment interest, and attorneys’ fees, expert fees and other costs. On April 16, 2024, the Court appointed stockholders Harry Levin and Julio Maurice Bueno as lead plaintiffs and their counsel as lead counsel in the action. On April 22, 2024, the parties filed a stipulation and proposed order setting forth an agreed-upon schedule for the filing of an amended complaint and motion to dismiss briefing. The Court has not yet ruled on that stipulation. The Company intends to vigorously defend against the lawsuit. As the outcome is not presently determinable, any loss is neither probable nor reasonably estimable.

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

We may incur potential contingent payments upon our achievement of clinical, regulatory and commercial milestones, as applicable, or we may be required to make royalty payments under license and grant agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property. Due to the uncertainty of the achievement and timing of the events requiring payment under these agreements, the amounts to be paid by us are not fixed or determinable at this time (see Note 8 in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 15, 2024).

12. Related Party Transactions

In March 2020, the Company entered into a Management and Administrative Services Agreement with ElevateBio Technologies, Inc. that provides for ongoing services to the Company in areas such as information technology, human resources and administration management, and facilities. The Company is billed monthly for such services at cost, with mark-up for profit on specific services, but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the associates providing the services. The agreement has an initial term of five years and will automatically renew for successive one year terms, unless earlier terminated under the terms of the agreement. In April 2024, the agreement was terminated effective May 1, 2024.

In May 2020, the Company entered into a Development and Manufacturing Services Agreement with ElevateBio BaseCamp, Inc. (“BaseCamp”) pursuant to which BaseCamp provides products and services that are used in the Company’s laboratory operations, including consulting services, project management services, quality control services and cGMP drug product manufacturing. The agreement will expire upon the later of (a) five years from the effective date of January 1, 2019 or (b) the completion of services under all work orders executed prior to the fifth anniversary of the effective date, unless earlier terminated under the terms of the agreement. All services under all work orders have been completed and the agreement expired on January 1, 2024.

The Company incurred $0.1 million and $0.2 million during the three months ended March 31, 2024 and 2023, respectively, related to services provided to the Company by ElevateBio and affiliates and sold $0.1 million of equipment to ElevateBio and affiliates during the three months ended March 31, 2024. At March 31, 2024 and December 31, 2023, the Company owed ElevateBio and affiliates $0 and $0.3 million, respectively, and had no prepaid expenses with ElevateBio and affiliates.

In March 2023, the Company entered into a services agreement with Marker Therapeutics, Inc. (“Marker”) pursuant to which Marker provides development services to the Company. Juan Vera, a current director and former executive officer of the Company, is co-founder, director and chief executive officer of Marker. In June 2023, CellReady LLC (“CellReady”) acquired certain manufacturing assets previously owned by Marker, and inherited the service agreement that Allovir previously maintained with Marker. The Company incurred $0 during the three months ended March 31, 2024 and 2023, respectively, under the agreement. At March 31, 2024 and December 31, 2023, the Company owed CellReady $0 and $0.5 million, respectively.

Members of the Company’s management and board of directors received consulting fees totaling $0.1 million and $0.1 million during the three months ended March 31, 2024 and 2023, respectively.

13. Restructuring Costs

In January 2024, the Company’s board of directors approved a RIF of approximately 95% of the Company’s employee base in order to reduce costs and preserve capital in light of the announcement on December 22, 2023 that the Company is discontinuing its three global Phase 3 posoleucel studies. The Company communicated the RIF to affected employees in January 2024.

The RIF was primarily completed during the first quarter of 2024 and was substantially completed by April 15, 2024. As a result of these actions, the Company recorded restructuring costs of $9.5 million, consisting primarily of employee severance, continuing healthcare benefits and other employee-related costs. Restructuring costs associated with one-time termination benefits were recorded pursuant to ASC 420. The Company expects cash payments related to the restructuring costs to be substantially complete by the second quarter of 2024.

The following table presents the details of the Company’s restructuring liability, which is included in accrued expenses on the consolidated balance sheet at March 31, 2024 as follows:

(in thousands)	Restructuring Liability
Balance at December 31, 2023	$—
Restructuring charges	9,464
Cash payments	(7,756)
Balance at March 31, 2024	$1,708

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing in Part I, Item I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2023, included in our Annual Report on Form 10-K that was filed on March 15, 2024 with the U.S. Securities and Exchange Commission, or the SEC.

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

Overview

We are a clinical-stage cell therapy company developing highly innovative allogeneic T cell therapies to treat and prevent devastating viral diseases. Our innovative and proprietary virus-specific T cell, or VST, therapy platform allows us to generate off-the-shelf VSTs designed to restore immunity in patients with T cell deficiencies who are at risk from the life-threatening consequences of viral diseases. There is an urgent medical need for therapies to treat a large number of patients suffering from viral diseases who currently have limited or no treatment options. Our platform includes three innovative, allogeneic, off-the-shelf VST therapy candidates targeting 11 different devastating viruses. Our lead product candidate, posoleucel (previously referred to as Viralym-M or ALVR105), is a multi-VST therapy that targets six viruses: adenovirus, or AdV, BK virus, or BKV, cytomegalovirus, or CMV, Epstein-Barr virus, or EBV, human herpesvirus 6, or HHV-6, and JC virus, or JCV.

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

In December 2023, we also announced that we would review the detailed datasets from those Phase 3 trials and launch a comprehensive review of strategic alternatives focused on maximizing stockholder value, including, but not limited to, a merger, sale, divestiture of assets, licensing, or other strategic transaction. We expect to devote substantial time and resources to exploring strategic alternatives that our board of directors believes will maximize stockholder value. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value, or that we will make any cash distributions to our stockholders. In connection with the evaluation of strategic alternatives and in order maximize capital preservation, we have implemented a plan to reduce our workforce by approximately 95%. This workforce reduction plan was approved in January 2024, and took place primarily during the first quarter of 2024 and was substantially completed by April 15, 2024.

Our pipeline includes additional investigational VST therapies that may benefit high-risk individuals. ALVR106 is our second off-the-shelf, multi-VST product candidate targeting devastating respiratory diseases caused by human metapneumovirus, or hMPV, influenza, parainfluenza virus, or PIV and respiratory syncytial virus, or RSV. A Phase 1b/2 proof of concept, or POC, clinical study of ALVR106 has completed enrollment of patients in Part A of the trial. We have paused development of ALVR106, including discontinuing the trial pending the outcome of our review of strategic alternatives. Preclinical and IND-enabling studies of ALVR107 to treat and cure hepatitis B were completed in 2022 to support advancement into a POC study. Clinical development of ALVR107 is currently paused pending the outcome of our review of strategic alternatives.

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

On August 6, 2021, we filed an automatically effective registration statement on Form S-3, or Registration Statement, with the SEC which registered the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with SVB Leerink LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the ATM Program. On February 10, 2022 we filed a Post-Effective Amendment No. 2 to the Registration Statement and on February 18, 2022 we filed Post-Effective Amendment No. 3 to the Registration Statement. On June 21, 2023, we suspended our use of and terminated the prospectus supplement under the ATM Program. We will not make any sales under the ATM Program unless and until a new prospectus supplement or a new registration statement is filed. Other than the termination of the prospectus supplement, the sales agreement remains in full force and effect. As of March 31, 2024, no sales had been made pursuant to the ATM Program.

We have incurred significant operating losses since inception, including net losses of $30.3 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $686.5 million.

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

At March 31, 2024, we had cash, cash equivalents and short-term investments of $140.5 million. Based on current projections, we believe that our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses and capital expenditure requirements through at least twelve months following the issuance of these financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. However, due to the discontinuation of our clinical trials and research activities, as well as our workforce reduction plan, management has concluded that there is a substantial doubt regarding our ability to continue as a going concern for more than twelve months after the date the condensed consolidated financial statements are available to be issued. See “—Liquidity and Capital Resources.”

Should we resume the development of product candidates, the development of our product candidates could be disrupted and materially adversely affected in the future by a pandemic, epidemic or outbreak of an infectious disease, such as the COVID-19 pandemic. The spread of COVID-19 impacted the global economy and our operations, including the interruption of our preclinical and clinical trial activities and potential interruption to our supply chain. For example, the COVID-19 pandemic delayed clinical trials. Although the immediate impacts of COVID-19 have receded, if the disruption due to COVID-19 resurges, our planned pivotal clinical trials also could be delayed due to government orders and site policies on account of a pandemic like the COVID-19 pandemic, and some patients may be unwilling or unable to travel to study sites, enroll in our trials or be unable to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay our ability to conduct preclinical studies and clinical trials or release clinical trial results and could delay our ability to obtain regulatory approval and commercialize our product candidates. Furthermore, a pandemic like COVID-19 could affect our employees or the employees of research sites and service providers on whom we rely, including CROs, as well as those of companies with which we do business, including our suppliers and CMOs, thereby disrupting our business operations.

We cannot presently predict the scope of any potential business shutdowns or disruptions, but if we or any of the third parties on whom we rely or with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and adversely impacted.

Relationship with ElevateBio – Related Party

On September 17, 2018, we entered into a Series A2 Preferred Stock Purchase Agreement, or the Series A2 Agreement, with ElevateBio, LLC, or ElevateBio, and ElevateBio was a purchaser in our registered direct offering in July 2022. ElevateBio, through its diverse platform of technologies to support cell and gene therapy products and expertise, provides drug development and manufacturing services. As a result of ElevateBio’s purchase of our Series A2 Preferred Stock, which converted to common stock upon completion of our IPO, and as a result of ElevateBio’s participation in the July 2022 registered direct offering, ElevateBio acquired an ownership interest in the Company. The Chief Financial Officer of ElevateBio currently serves in a similar management role with us. In May 2021, Diana M. Brainard, M.D., succeeded David Hallal, ElevateBio’s Chief Executive Officer, as the Company’s Chief Executive Officer. Mr. Hallal currently serves as Executive Chairman of the Company’s board of directors. Vikas Sinha, our President and Chief Financial Officer, also serves as the Chief Financial Officer of ElevateBio. In addition to Mr. Hallal and Mr. Sinha, Morana Jovan-Embiricos, a director of the Company’s board of directors, also serves as a director of the board of directors of ElevateBio.

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

Restructuring Costs

Restructuring costs consist primarily of severance and employee termination costs in connection with our workforce reduction plan. We anticipate that our restructuring costs may increase in the future as we continue our comprehensive review of strategic alternatives.

Total Other Income (Loss), Net

Interest income

Interest income consists of interest income on cash, cash equivalents and short-term investments held in financial institutions.

Other income (loss), net

Other income (loss), net consists primarily of investment amortization and accretion of discounts and premiums on short-term investments and foreign exchange gains and losses.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Operating expenses:
Research and development	$12,173	$30,718	$(18,545)
General and administrative	10,662	12,513	(1,851)
Restructuring costs	9,464	—	9,464
Total operating expenses	32,299	43,231	(10,932)
Loss from operations	(32,299)	(43,231)	10,932
Total other income (loss), net:
Interest income	1,246	1,325	(79)
Other income (loss), net	754	723	31
Net loss	$(30,299)	$(41,183)	$10,884

Research and Development Expenses

Research and development expenses were $12.2 million for the three months ended March 31, 2024, compared to $30.7 million for the three months ended March 31, 2023. The decrease of $18.5 million was primarily due to the discontinuation of clinical trials and research activities and workforce reduction plan in connection with the Company’s December 2023 announcement of the discontinuation of our three Phase 3 registrational trials and a comprehensive review of strategic alternatives, as well as a $5.6 million gain on lease termination during the three months ended March 31, 2024.

General and Administrative Expenses

General and administrative expenses were $10.7 million for the three months ended March 31, 2024, compared to $12.5 million for the three months ended March 31, 2023. The decrease of $1.9 million was primarily due to the decrease in personnel costs resulting from the workforce reduction plan in connection with the Company’s December 2023 announcement of the discontinuation of our three Phase 3 registrational trials and a comprehensive review of strategic alternatives.

Restructuring Costs

Restructuring costs were $9.5 million for the three months ended March 31, 2024, which consist primarily of severance and employee termination costs in connection with our workforce reduction plan.

Total Other Income (Loss), Net

Total other income (loss), net was generally consistent at $2.0 million for the three months ended March 31, 2024, compared to $2.0 million for the three months ended March 31, 2023.

Liquidity and Capital Resources

Sources of Liquidity

At March 31, 2024, we have funded our operations primarily through equity financings and have received net cash proceeds of approximately $156.3 million from the sale of our preferred stock, $292.0 million of net proceeds from the sale of common stock in our IPO, $126.4 million of net proceeds from the Securities Purchase Agreement entered into on July 26, 2022 and $70.2 million of net proceeds from the public offering pursuant to the Underwriting Agreement entered into on June 21, 2023.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our manufacturing, licensing and lease obligations described further below.

Funding Requirements

At March 31, 2024, our cash, cash equivalents and short-term investments were $140.5 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least twelve months following the issuance of these financial statements. However, in light of the discontinuation of all of our clinical trials and research activities, as well as our workforce reduction plan, we have concluded that there is a substantial doubt regarding our ability to continue as a going concern for at least twelve months following the issuance of these financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

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

We have based these estimates on assumptions that may prove to be imprecise, and we may use our available capital resources sooner than we currently expect. In addition, our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process. Because our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process, we are unable to estimate the exact amount of our working capital requirements. Should we resume development of our product candidates in the future, our future funding requirements would depend on and could increase significantly as a result of, many factors, including:

•
the scope, progress, results and costs of researching and developing posoleucel for our initial and potential additional indications, as well as ALVR106 and other product candidates we may develop, including any delays related to a public health epidemic, such as COVID-19, or other effects on our development programs;
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

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(44,380)	$(32,118)
Net cash provided by investing activities	40,000	41,724
Net decrease in cash, cash equivalents, and restricted cash	$(4,380)	$9,606

Operating Activities

Net cash used in operating activities was $44.4 million for the three months ended March 31, 2024, reflecting a net loss of $30.3 million and a decrease in our net operating assets and liabilities of $12.9 million. The change in net operating assets and liabilities was primarily due to a decrease of $15.7 million in accounts payable, accrued expenses and amount due to related party offset by a decrease of $2.7 million in prepaid expenses and other current assets.

Net cash used in operating activities was $32.1 million for the three months ended March 31, 2023, reflecting a net loss of $41.2 million, partially offset by non-cash charges of $9.8 million. Non-cash charges primarily consist of stock compensation expense of $10.0 million. The decrease in our net operating assets and liabilities of $0.8 million was primarily due to a decrease of $0.5 million in accounts payable, accrued expenses and amount due to related party.

The $12.3 million increase in cash used in operating activities for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to the change in net operating assets and liabilities as a result of the December 2023 announcement of the discontinuation of the Company’s three Phase 3 registrational trials.

Investing Activities

Net cash provided by investing activities was $40.0 million for the three months ended March 31, 2024, which was due to investment maturities.

Net cash provided by investing activities was $41.7 million for the three months ended March 31, 2023, which was due to the investment maturities of $53.5 million, partially offset by the purchase of investments of $11.8 million.

Contractual Obligations

Operating Leases

Operating lease payments represent our commitments for future minimum lease costs under non-cancelable leases for our corporate headquarters in Waltham, MA. The total payments for our operating lease obligations at March 31, 2024 is $21.5 million, of which $2.4 million is due in the next nine months and the remaining payments are due over the term of the respective leases. For additional details regarding our leases, see Note 5 to our condensed consolidated financial statements.

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

We may incur potential contingent payments upon our achievement of clinical, regulatory and commercial milestones, as applicable, or we may be required to make royalty payments under license and grant agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property. Due to the uncertainty of the achievement and timing of the events requiring payment under these agreements, the amounts to be paid by us are not fixed or determinable at this time. See Note 8 of the Notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 15, 2024 for a description of our license agreements.

Critical Accounting Policies and Significant Judgments and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of our unaudited interim condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our condensed financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become subject to arbitration, litigation or claims arising in the ordinary course of business. On January 19, 2024, a purported stockholder of the Company filed a lawsuit, captioned Zerbato v. AlloVir, Inc. et al., No. 1:24-cv-10152 (D. Mass.), in Massachusetts federal court against the Company and two of its officers purportedly on behalf of a putative class of stockholders consisting of persons who purchased or otherwise acquired Company securities between March 22, 2022 and December 21, 2023, inclusive. The complaint purports to assert claims under Section 10(b) and 20(a) of the Securities Act of 1934, as amended, and the related regulations, alleging that the defendants made false and misleading statements and omissions to investors relating to the Company’s three Phase 3 studies of posoleucel. The complaint seeks, among other things, damages, prejudgment and post-judgment interest, and attorneys’ fees, expert fees and other costs. On April 16, 2024, the Court appointed stockholders Harry Levin and Julio Maurice Bueno as lead plaintiffs and their counsel as lead counsel in the action. On April 22, 2024, the parties filed a stipulation and proposed order setting forth an agreed-upon schedule for the filing of an amended complaint and motion to dismiss briefing. The Court has not yet ruled on that stipulation. The Company intends to vigorously defend against the lawsuit.

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

Our ability to consummate a strategic transaction depends upon our ability to retain our employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. In connection with the evaluation of strategic alternatives and in order to extend our resources, we implemented a reduction in our workforce by approximately 95%, which was primarily completed in the first quarter of 2024 and was substantially completed by April 15, 2024. The strategic review process is supported by our deep and broad experience at the board, executive management, and supporting staff levels. Our cash conservation activities may yield unintended consequences, such as attrition beyond our reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully complete a strategic transaction depends in large part on our ability to retain certain of our remaining personnel. If we are unable to successfully retain our remaining personnel, we are at risk of a disruption to our exploration and consummation of a strategic alternative as well as business operations.

Our corporate restructuring and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In December 2023, in order to extend its resources, we announced a comprehensive review of strategic alternatives and in connection therewith, we announced a discontinuation of the our three Phase 3 registrational trials of posoleucel, two multicenter, randomized, double-blind, placebo-controlled Phase 3 trials of posoleucel and other clinical development programs and further prioritization of our resources as it assesses strategic alternatives. In January 2024, our Board of Directors approved a reduction its workforce by approximately 95% in order to reduce costs and preserve capital in light of our announcement in December 2023 that we were discontinuing its three global Phase 3 posoleucel studies. We incurred personnel-related restructuring charges of approximately $13 million in connection with one-time employee termination cash expenditures, including severance and other benefits, which was primarily incurred in the first quarter of 2024. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, our restructuring plan may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees.

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

Risks Related to the Industry

Disruptions at the FDA and other government agencies caused by funding shortages, government shutdowns or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for biological products, or biologics, or modifications to approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Government shutdowns could also impact the ability of regulatory authorities and government agencies to function normally and support our operations. For example, the U.S. federal government has shut down repeatedly since 1980, including for a period of 35 days beginning on December 22, 2018. During a shutdown, certain regulatory authorities and agencies, such as the FDA, have had to furlough key personnel and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

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

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to commercialize any product successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. For more information regarding the risks related to insurance coverage and reimbursement please see “Business – Government Regulation – Coverage and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. Third-party payors in the United States often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell any product candidates for which we obtain regulatory approval. The U.S. government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government- paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Additional changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges and fraud and abuse and enforcement. Continued implementation of the Affordable Care Act, or ACA, and the passage of additional laws and regulations may result in the expansion of new programs, such as Medicare payment for performance initiatives, and may impact existing government healthcare programs, such as by improving the physician quality reporting system and feedback program. For more information regarding the risks related to recently enacted and future legislation please see “Business – Government Regulation – Healthcare Reform” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
•
the availability of capital.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our current and future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research and would market, sell and distribute our products. As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. For more information regarding the risks related to these laws and regulations please see “Business – Government Regulation – Other Healthcare Laws and Compliance Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the CCPA created comprehensive individual privacy rights for California consumers (as defined in the law) and placed increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA and similar proposed comprehensive state consumer privacy laws, both proposed and enacted, could increase our potential liability and adversely affect our business. We will continue to monitor developments related to the CCPA, as amended by the CPRA, as well as other recently enacted comprehensive state consumer privacy laws, for which we anticipate additional costs and expenses associated with compliance. In addition to these comprehensive consumer privacy laws, a small number of states have also enacted laws focused on particular aspects of privacy. For example, the state of Washington has enacted a law, which went into effect on March 31, 2024, that regulates the privacy of medical and health related information not subject to HIPAA, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. A small number of states have also passed laws that regulate biometric information.

We may also be subject to additional privacy restrictions in various foreign jurisdictions around the world in which we operate or process personal information. The collection, use, storage, disclosure, transfer, or other processing of personal information regarding individuals in the European Economic Area, or EEA, including personal health data, is subject to the General Data Protection Regulation 2016/679, or EU GDPR (regarding individuals in the EEA) and, the UK General Data Protection Regulation, or UK GDPR (regarding individuals in the United Kingdom, or UK), as well as applicable data protection laws in effect in the Member States of the EEA and in the UK (including the UK Data Protection Act 2018). The EU and UK data protection regimes are independent of each other but remain largely aligned. In this Quarterly Report on Form 10-Q “GDPR” refers to both the EU GDPR and the UK GDPR, unless specified otherwise, and applies to any company established in the EEA/UK and to companies established outside the EEA/UK that process personal data in connection with the offering of goods or services to data subjects in the EEA/UK or the monitoring of the behavior of data subjects in the EEA/UK. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, in certain circumstances, unless a derogation exists or a valid GDPR transfer mechanism is put in place and transfer impact assessments carried out to assess whether the data importer can ensure sufficient guarantees for safeguarding the personal information under the GDPR. The international transfer obligations under the GDPR will require significant effort and cost and may result in us needing to make strategic considerations around where EEA and UK personal data is transferred and which service providers we can utilize for the processing of EEA and UK personal data. Any inability to transfer personal data from the EEA and UK to the

United States in compliance with data protection laws may impede our operations and may adversely affect our business and financial position. The GDPR permits data protection authorities to issue warning letters, mandatory audits, orders to cease/change the use of data, and to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million for the UK GDPR) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further, the United Kingdom’s decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom and there will be increasing scope for divergence in application, interpretation and enforcement of the data protection laws between the UK and the EEA. For example, the UK government has recently introduced the Data Reform Bill into the UK legislative process with the intention for this bill to reform the UK’s data protection regime. If passed, the final version of the Data Reform Bill may have the effect of further altering the similarities between the UK and EEA data protection regimes and threaten the UK adequacy decision from the EU Commission which allows the free flow of personal data from the UK to the EEA. This may lead to additional compliance costs and could increase our overall risk. This lack of clarity on future UK laws and regulations and their interaction with those of the EEA could add legal risk, uncertainty, complexity, and cost to our handling of European personal data and our privacy and security compliance programs, and may require us to implement different compliance measures for the UK and EEA. In addition, EEA Member States have adopted national laws to implement the EU GDPR that may partially deviate from the EU GDPR and competent authorities in the EEA Member States may interpret the EU GDPR obligations slightly differently from country to country. Therefore, we do not expect to operate in a uniform legal landscape in the EEA. In addition, various other jurisdictions around the world continue to propose new and/or amended laws that regulate the privacy and/or security of certain types of personal data. Complying with these laws, if enacted, would require significant resources and leave us vulnerable to possible fines and penalties if we are unable to comply.

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

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (“AI Act”) — the world’s first comprehensive AI law — is anticipated to enter into force in Spring 2024 and, with some exceptions, become effective 24 months thereafter. This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements.

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

As of March 31, 2024, we had 15 employees. If we resume development of our product candidates, our development and commercialization plans and strategies develop, and as we continue to operate as a public company, we would expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our platform and product discovery efforts, we may collect and use a variety of personal data, such as name, mailing address, email addresses, phone number and clinical trial information. A successful cyberattack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, ransomware, denial-of-service, social engineering fraud (e.g., phishing attacks) or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security incidents or breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate cybersecurity incidents or breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state law, such as state breach notification laws, federal law, such as HIPAA, as amended by HITECH, and international law, such as the GDPR, and may result in government inquiries, investigations, or fines. Any of the foregoing may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business.

In addition, the computer systems of various third parties on which we rely, including our CROs and other contractors, consultants and law and accounting firms, may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. We rely on our third-party providers to implement effective security measures and identify and correct any such failures, deficiencies or cybersecurity incidents or breaches. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate cybersecurity incidents or breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such cybersecurity incidents or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business.

Our internal computer systems, or those used by our third-party CROs or other contractors or consultants, may fail or suffer from cybersecurity incidents or breaches, which could result in a material disruption of the development programs of our product candidates.

Despite the implementation of security measures, our internal computer systems and those of our current and future CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, and telecommunication and electrical failures. We exercise little or no control over these third parties, which increases our vulnerability to problems with their systems. While we have not experienced any such material system failure or cybersecurity incident or breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of data from completed or future preclinical studies and clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or cybersecurity incident or breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed and our business could be otherwise adversely affected.

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

The rules dealing with U.S. federal, state, and local income taxation and foreign income taxation are constantly under review by persons involved in the legislative process, by the Internal Revenue Service, the U.S. Treasury Department and foreign tax authorities. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. For example, under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the United States are now capitalized and amortized, which may have an adverse effect on our future cash flows. In recent years, many changes have been made to applicable tax laws and changes are likely to continue to occur in the future.

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

Global credit and financial markets have experienced and are likely to continue to experience extreme volatility and disruptions, including severely diminished liquidity and credit availability, inflation, rising interest rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Further, geopolitical instability outside the United States may also impact our operations or affect global markets, such as the ongoing conflict between Ukraine and Russia and the Israel-Hamas war. While we do not currently conduct clinical trials in the impacted countries, we cannot be certain what the overall impact of these events will be on our business or on the business of any of our third party partners, including our CROs, contract manufacturers or other partners or on the health care systems in the European Union and in other impacted countries. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive.

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

Any intellectual property proceedings can be expensive and time-consuming. Our or our partners’ adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our partners can. Accordingly, despite our or our partners’ efforts, we or our partners may not be able to prevent third parties from infringing upon or misappropriating our intellectual property rights, particularly in countries where the laws may not protect our rights as fully as in the United States. Even if we are successful in the relevant proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted from other activities. In addition, in an infringement proceeding, a court may decide that one or more of our patents is invalid or unenforceable, in whole or in part, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses were $190.4 million and $168.7 million for the years ended December 31, 2023 and 2022, respectively. As of March 31, 2024, we had an accumulated deficit of $686.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

We had cash, cash equivalents and short-term investments of $140.5 million as of March 31, 2024. We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Any of our current or future license agreements may also be terminated if we are unable to meet the payment or other obligations under the agreements.

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

In the past and, should we resume development of our product candidates, the manufacturing of posoleucel and ALVR106 VSTs takes place at an external cGMP CMO, and we primarily rely on a single contract testing laboratory for each drug product release test. We also utilize single sourced suppliers for cell culture media, peptides, cytokines and drug product formulation buffers for the manufacturing of drug product. We plan to qualify back up and redundant raw material suppliers and additional CMOs to increase manufacturing capacity. If any manufacturing facility, raw material or drug product in our manufacturing network, or the equipment in these facilities, is either damaged or destroyed, we may not be able to quickly or inexpensively replace our manufacturing capacity or replace it at all. Additionally, changes to the manufacturing process that occur in the transfer or setup of new manufacturing facilities could require that we conduct bridging studies before being able to proceed with either clinical or commercial manufacturing activities. In the event of a temporary or protracted loss of a facility or its equipment, we may not be able to transfer manufacturing to a third party in the time required to maintain supply. Even if we could transfer manufacturing to a third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with the necessary regulatory requirements or may require regulatory approval before selling any products manufactured at that facility. Such an event could delay our clinical studies or reduce our commercial product sales.

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

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we have been in the past and, should we resume development of our product candidates, we expect to remain, dependent on third parties to conduct any future clinical trials of our product candidates. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Specifically, we expect CROs, clinical investigators, and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for all of our current product candidates and any future product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

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

In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

Changes in either the patent laws or interpretation of the patent laws in the United States or non-U.S. jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application and be diligent in filing patent applications, but circumstances could prevent us from promptly filing patent applications on our inventions. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this quarterly report, these factors include:

•
the results of our past or any future preclinical studies, clinical trials or clinical development programs;
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

In addition, the stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. On January 19, 2024, a purported stockholder of the Company filed a putative class action lawsuit against the Company and certain of our officers in federal court in Massachusetts, alleging that the Company violated the federal securities laws by making allegedly false and misleading statements and omissions relating to our Phase 3 posoleucel trials (see Item 3, Legal Proceedings, for additional details regarding this lawsuit). This type of litigation could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, financial condition, results of operation and future prospects.

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 63% of our common stock as of March 31, 2024. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

(a)
Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter covered by this report.

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

AlloVir, Inc.

Date: May 13, 2024	By:	/s/ Diana Brainard
Diana Brainard
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 13, 2024	By:	/s/ Vikas Sinha
Vikas Sinha
President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)