Form 10-Q
period 2024-06-30
Allovir, Inc.
filed 2024-08-09
CIK 1754068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to __________________

Commission File Number: 001-39409

ALLOVIR, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-1971007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
PO Box 44, 1661 Massachusetts Avenue, Lexington, MA	02420
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 433-2605

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ALVR	The Nasdaq Global Select Market

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

As of August 2, 2024, the registrant had 115,365,282 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ALLOVIR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share amounts)	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$104,741	$90,121
Short-term investments	24,871	93,822
Interest receivable	96	206
Prepaid expenses and other current assets	230	3,486
Total current assets	129,938	187,635
Restricted cash	554	852
Other assets	—	122
Operating lease right-of-use assets	495	2,187
Total assets	$130,987	$190,796
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	110	$6,761
Accrued expenses	1,582	10,086
Operating lease liability, current	667	10,781
Amount due to related party	—	739
Total current liabilities	2,359	28,367
Operating lease liability, long-term	8,336	16,648
Total liabilities	$10,695	$45,015
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized at June 30, 2024 and December 31, 2023, respectively; 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value: 300,000,000 shares authorized at June 30, 2024 and December 31, 2023, respectively; 115,312,411 and 114,153,538 shares issued at June 30, 2024 and December 31, 2023, respectively; and 115,312,411 and 114,148,991 shares outstanding at June 30, 2024 and December 31, 2023, respectively	11	11
Additional paid-in capital	812,988	802,025
Accumulated other comprehensive loss	(139)	(62)
Accumulated deficit	(692,568)	(656,193)
Total stockholders’ equity	120,292	145,781
Total liabilities and stockholders’ equity	$130,987	$190,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Operating expenses:
Research and development	$93	$34,824	$12,266	$65,543
General and administrative	7,169	12,480	17,829	24,992
Restructuring costs	512	—	9,976	—
Total operating expenses	7,774	47,304	40,071	90,535
Loss from operations	(7,774)	(47,304)	(40,071)	(90,535)
Total other income (loss), net:
Interest income	1,360	1,516	2,606	2,841
Other income (loss), net	338	521	1,090	1,244
Net loss	$(6,076)	$(45,267)	$(36,375)	$(86,450)
Net loss per share — basic and diluted	$(0.05)	$(0.48)	$(0.32)	$(0.92)
Weighted-average common shares outstanding — basic and diluted	115,127,044	94,625,837	114,908,885	93,968,407
Comprehensive loss:
Net loss	$(6,076)	$(45,267)	$(36,375)	$(86,450)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on available-for-sale securities	(1)	76	(77)	243
Total other comprehensive income (loss)	(1)	76	(77)	243
Comprehensive loss	$(6,077)	$(45,191)	$(36,452)	$(86,207)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	93,093,243	$9	$690,753	$(468)	$(465,775)	$224,519
Stock-based compensation	—	—	10,029	—	—	10,029
Issuance of common stock, upon vesting of restricted stock	334,747	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	167	—	167
Net loss	—	—	—	—	(41,183)	(41,183)
Balance at March 31, 2023	93,427,990	$9	$700,782	$(301)	$(506,958)	$193,532
Stock-based compensation	—	—	10,288	—	—	10,288
Issuance of common stock, upon vesting of restricted stock	179,092	—	—	—	—	-
Purchase of common stock under the 2020 Employee Stock Purchase Plan	108,936	—	315	—	—	315
Issuance of common stock in public offering, net of underwriting discounts, commissions and offering costs	20,000,000	2	70,167	—	—	70,169
Unrealized gain on available-for-sale securities				76		76
Net loss	—	—	—	—	(45,267)	(45,267)
Balance at June 30, 2023	113,716,018	$11	$781,552	$(225)	$(552,225)	$229,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	114,148,991	$11	$802,025	$(62)	$(656,193)	145,781
Stock-based compensation	—	—	5,034	—	—	5,034
Issuance of common stock, upon vesting of restricted stock	732,774	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(76)	—	(76)
Net loss	—	—	—	—	(30,299)	(30,299)
Balance at March 31, 2024	114,881,765	$11	$807,059	$(138)	$(686,492)	$120,440
Stock-based compensation	—	—	5,908	—	—	5,908
Issuance of common stock, upon vesting of restricted stock	394,309	—	—	—	—	—
Purchase of common stock under the 2020 Employee Stock Purchase Plan	36,337	—	21	—	—	21
Unrealized loss on available-for-sale securities	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(6,076)	(6,076)
Balance at June 30, 2024	115,312,411	$11	$812,988	$(139)	$(692,568)	$120,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(36,375)	$(86,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	171
Non-cash lease expense	145	233
Non-cash gain on lease termination and remeasurement	(7,364)	—
Accretion of short-term investment discounts	(1,127)	(1,253)
Stock-based compensation expense	10,942	20,317
Changes in operating assets and liabilities:
Interest receivable	110	51
Prepaid expenses and other current assets and prepaid expenses to related party	3,256	2,856
Other assets	122	(72)
Income tax payable	—	(1)
Accounts payable, accrued expenses, other liabilities and amount due to related party	(25,408)	4,908
Net cash used in operating activities	(55,699)	(59,240)
Cash flows from investing activities
Purchase of short-term investments	—	(14,196)
Maturities of short-term investments	70,000	93,814
Net cash provided by investing activities	70,000	79,618
Cash flows from financing activities
Proceeds from issuance of common stock in public offering, net of underwriting discounts, commissions and offering costs	—	70,169
Proceeds from issuance of stock under the 2020 Employee Stock Purchase Plan	21	315
Net cash provided by financing activities	21	70,484
Net increase in cash, cash equivalents, and restricted cash	14,322	90,862
Cash, cash equivalents, and restricted cash at beginning of period	90,973	106,944
Cash, cash equivalents, and restricted cash at end of period	$105,295	$197,806
Non-cash investing and financing activities
Unrealized (loss) gain on available-for-sale securities	$(77)	$243
Deferred offering costs included in accounts payable and accrued expenses	$—	$331
Reduction of right-of-use asset due to modification and remeasurement	$1,549	$—
Supplemental disclosure of cash flows
Income taxes paid, net of refunds	$—	$350

	Six Months Ended June 30,
	2024	2023
Cash and cash equivalents	$104,741	$196,954
Restricted cash	554	852
Total cash, cash equivalents, and restricted cash	$105,295	$197,806

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

Through June 30, 2024, the Company has funded its operations primarily with proceeds received from the sale of common stock, research grants, and from the sale of preferred stock. The Company has incurred recurring losses since its inception, including net losses attributable to common stockholders of $6.1 million and $45.3 million for the three months ended June 30, 2024 and 2023, respectively. In addition, at June 30, 2024, the Company had an accumulated deficit of $692.6 million. The Company expects to continue to generate operating losses for the foreseeable future.

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

Based on current projections, the Company believes that its $129.6 million of cash, cash equivalents and short-term investments held at June 30, 2024 will be sufficient to fund planned operations for at least twelve months from the date that these condensed consolidated financial statements are available to be issued. However, due to the consideration of certain qualitative factors, including the discontinuation of all clinical trials and research activities, as well as the Company’s workforce reduction plan, management has concluded there is substantial doubt regarding the Company’s ability to continue as a going concern for more than twelve months from the date that the condensed consolidated financial statements are available to be issued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. Should the Company resume the development of product candidates, it would need to obtain substantial additional funding in connection with continuing operations, particularly as the Company resumes its preclinical activities and clinical trials for its product candidates. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

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

Interim Financial Information

The accompanying condensed consolidated balance sheet at June 30, 2024, and the condensed consolidated statements of operations and comprehensive loss, statements of changes in stockholders’ equity for the three and six months ended June 30, 2024 and 2023 and the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position at June 30, 2024 and the results of its operations for the three and six months ended June 30, 2024 and 2023 and its cash flows for the six months ended June 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2024 and 2023 are also unaudited. The results for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024 or for any other subsequent interim period.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an interim and annual basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal periods beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company expects to enhance annual segment reporting disclosures based on the new requirements.

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

3. Short-Term Investments

The following tables summarize the amortized cost and estimated fair value of the Company’s U.S. government treasury securities and marketable securities, which are considered to be available-for-sale investments and are included in short-term investments on the consolidated balance sheets:

	June 30, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government treasury securities	$24,876	$—	$(5)	$24,871
Totals	$24,876	$—	$(5)	$24,871

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government treasury securities	93,749	73	—	$93,822
Totals	$93,749	$73	$—	$93,822

Certain short-term debt securities with original maturities of less than three months are included in cash and cash equivalents on the consolidated balance sheets and are not included in the tables above. The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities. At June 30, 2024 and December 31, 2023, all investments had contractual maturities within one year.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$92,406	$—	$—	$92,406
Totals	$92,406	$—	$—	$92,406
Short-term investments:
U.S. government treasury securities	$24,871			$24,871
Totals	$24,871	$—	$—	$24,871

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$23,854	$—	$—	$23,854
Totals	$23,854	$—	$—	$23,854
Short-term investments:
U.S. government treasury securities	93,822	—	—	$93,822
Totals	$93,822	$—	$—	$93,822

During the six months ended June 30, 2024 and the year ended December 31, 2023, there were no transfers between levels. The Company classifies its money market fund and U.S. government treasury securities as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices in active markets without any valuation adjustment.

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

In February 2024, the Company entered into a new SOW (“2024 SOW under the DMS Agreement”) that terminated the 2022 SOW under the DMS Agreement with a third-party supplier, resulting in a lease remeasurement under ASC 842. The right-of-use asset was previously impaired and thus as a result of the liability remeasurement, the Company recorded a $5.6 million gain to reduce the lease liability in February 2024. As of June 30, 2024, the Company has paid all remaining lease obligations under the DMS Agreement.

Waltham Leases

In September 2021, the Company entered into a lease agreement with BP Bay Colony LLC and a sublease agreement with AMAG Pharmaceuticals Inc. for the lease of property in Waltham, Massachusetts (collectively, the “Waltham leases”). The space identified under the Waltham leases was intended for general office space, research and development, laboratory use, and light manufacturing. The Waltham leases are classified as operating leases and commenced in September 2021. At the inception date, the Company recorded a ROU asset and lease liability of $6.0 million for the lease and a ROU asset and lease liability of $17.3 million for the sublease based on a July 30, 2030 end date for the Waltham leases. As part of the arrangement, there were also variable costs for common area maintenance fees that were not included in the measurement of the lease liability. The agreement also provided a $3.1 million tenant improvement allowance. The Company utilized $0.9 million of the tenant improvement allowance. The Company has the option to renew the leased space for an additional one time period of five years with written notice from the Company. As of June 30, 2024, the Company has no reasonable certainty that this option to extend will be exercised.

In June 2024, the Company entered into a Termination of Sublease Agreement with AMAG Pharmaceuticals Inc. which terminated the sublease agreement effective June 30, 2024. In consideration of the early termination, the Company paid a $5.7 million termination fee. The Company concluded that this early termination constituted a lease modification under ASC 842 as the Company still had access to the premises for a period of time after the execution date of the agreement. As a result of this modification, the Company included the termination fee in the remeasurement of the lease liability and ROU asset, resulting in a $1.8 million gain on lease remeasurement. As of June 30, 2024, the sublease agreement with AMAG Pharmaceuticals Inc. has terminated.

In July 2024, the Company entered into a Termination Agreement with BP Bay Colony LLC which terminates with immediate effect, the existing lease. In consideration of the termination, the Company has agreed to pay a $7.0 million termination fee. As a result, the Company expects to record a $1.5 million gain on lease termination in Q3 2024. As of June 30, 2024, the Company has recorded a lease liability of $9.0 million associated with the remaining $11.0 million of payments that were contractually due under the lease as of June 30, 2024 and a right-of-use asset of $0.5 million.

Impairment of Lease Right-of-Use Assets

As a result of the December 2023 announcement of the discontinuation of the Company’s three Phase 3 registrational trials, a comprehensive review of strategic alternatives, and the December 2023 notice of termination of the DMS Agreement, the Company determined that there was a triggering event for impairment. The Company determined that the operating lease right-of-use assets were not recoverable as the carrying value exceeded the anticipated future cash flows on an undiscounted basis. To measure the impairment, the Company determined the fair value of the operating lease right-of-use assets based on estimated subleasing scenarios, which represent the highest and best use of the right-of-use assets. This fair value assessment utilized market participant assumptions, including the anticipated amount and timing of potential sublease payments using current real estate trends and market conditions. As a result, an impairment charge was calculated by reducing the carrying amount of the operating lease right-of-use assets to their estimated fair value, which was determined by discounting the estimated future cash flows by applying a rate that a market participant would require in assuming the risks associated with those cash flows. In December 2023, the Company recorded an impairment loss of $16.6 million to the operating lease right-of-use assets. No impairment losses were recorded during the three and six months ended June 30, 2024 and 2023, respectively.

Total lease costs were $0.3 million and $2.6 million for the three months ended June 30, 2024 and 2023, respectively, and $0.6 million and $5.1 million for the six months ended June 30, 2024 and 2023, respectively. Cash paid for operating leases was $6.2 million and $2.8 million for the three months ended June 30, 2024 and 2023, respectively and $10.0 million and $4.9 million for the six months ended June 30, 2024 and 2023, respectively. The Company’s total variable lease costs, such as materials, non-fixed batch payments, testing, storage, knowledge and tech transfer, and other common area maintenance fees, related to the operating leases was $0.0 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively, and $0.1 million and $0.6 million for the six months ended June 30, 2024 and 2023, respectively.

6. Accrued Expenses

Accrued expenses consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Employee compensation and benefits	$1,251	$3,809
Professional fees	296	435
Research and development	—	2,442
Process development and manufacturing costs	—	2,367
Other	35	1,033
Total accrued expenses	$1,582	$10,086

Employee compensation and benefits includes $0.8 million of restructuring liability (see Note 13).

7. Stockholder’s Equity

On May 15, 2023, the Company filed a certificate of amendment to its amended and restated certificate of incorporation authorizing the Company to issue up to 300,000,000 shares of common stock at a par value of $0.0001 per share and 10,000,000 shares of preferred stock at a par value of $0.0001 per share. There were no shares of preferred stock issued or outstanding at June 30, 2024 and December 31, 2023.

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

The Company has reserved shares of common stock for issuance as follows:

	June 30, 2024	December 31, 2023
Options to purchase common stock	6,518,729	10,439,751
Unvested restricted stock	1,246,012	3,254,863
Stock available for grant under the 2020 Stock Option and Grant Plan	14,644,386	4,182,461
Stock available for issuance under the 2020 Employee Stock Purchase Plan	1,585,257	480,059
Total	23,994,384	18,357,134

8. Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Research and development	$194	$3,514	$(80)	$6,937
General and administrative	5,714	6,774	11,022	13,380
Total stock-based compensation expense	$5,908	$10,288	$10,942	$20,317

Stock Modification

In connection with the reduction in the Company’s workforce (“RIF”) (see Note 13), the Company accelerated certain unvested stock options and restricted common stock scheduled to vest in the three month period following the employees’ separation date. The Company determined that the acceleration of the unvested units constituted a Type III modification in accordance with ASC 718, resulting in a new measurement of compensation cost. As of June 30, 2024, 664,248 units were accelerated. For the six months ended June 30, 2024, the acceleration resulted in the recognition of $0.1 million of stock-based compensation expense using the reassessed fair value on the modification date and a reversal of $4.0 million in stock-based compensation expense for previously recognized expense using the original grant date fair value, of which $2.4 million was related to research and development expense and $1.6 million was related to general and administrative expense. For the three months ended June 30, 2024, the acceleration resulted in the recognition of $0.0 million of stock-based compensation expense using the reassessed fair value on the modification date and a reversal of $0.5 million in stock-based compensation expense for previously recognized expense using the original grant date fair value, of which $0.5 million was related to research and development expense and $0.0 million was related to general and administrative expense.

2020 Stock Option and Grant Plan

At June 30, 2024, there is an aggregate of 14,644,386 shares reserved for future issuance under the 2020 Plan.

Restricted Common Stock

The following table summarizes restricted common stock activity for the six months ended June 30, 2024:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2024	3,254,863	$8.73
Granted	245,000	0.77
Forfeited	(1,126,768)	8.34
Vested	(1,127,083)	8.04
Unvested at June 30, 2024	1,246,012	$8.13

At June 30, 2024, there was $8.9 million of unrecognized stock-based compensation expense related to restricted stock, which is expected to be recognized over a weighted average period of 1.72 years. The total fair value of restricted stock vested was $0.8 million and $2.3 million for the six months ended June 30, 2024 and 2023, respectively.

Stock Options

The following table summarizes stock option activity (in thousands, except share and per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2024	10,439,751	$13.81	7.95	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(3,921,022)	10.38	—	—
Options outstanding at June 30, 2024	6,518,729	$15.87	7.14	$—
Options vested and exercisable at June 30, 2024	4,645,295	$17.88	6.83	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period.

There were no options granted during the six months ended June 30, 2024. The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2023 was $5.16 per share. At June 30, 2024, there was $12.3 million of unrecognized stock-based compensation expense related to unvested stock options, which is being recognized over a period of 1.56 years.

2020 Employee Stock Purchase Plan

The Company issued 36,337 common shares under the Employee Stock Purchase Plan (the “ESPP”) during the six months ended June 30, 2024 at an average price per share of $0.58. Cash received from purchases under the ESPP for the six months ended June 30, 2024 and 2023 were $0.0 million and $0.3 million, respectively. The Company recognized $0.0 and $0.3 million of compensation expense for the ESPP during the six months ended June 30, 2024 and 2023, respectively.

At June 30, 2024, there was an aggregate of 1,585,257 shares reserved for future issuance under the ESPP.

9. Income Taxes

The Company’s income tax provision is computed based on the federal statutory rate, the average state statutory rates, net of the related federal benefit, and foreign statutory rates. For the three months ended June 30, 2024 and 2023, the Company did not record income tax expense due to the generation of net operating losses, the benefits of which have been fully reserved.

The Company’s estimate of the realizability of the deferred tax asset is dependent on estimates of projected future levels of taxable income. In consideration of historical losses and in analyzing future taxable income levels, the Company considered all evidence currently available, both positive and negative, and has not recognized deferred tax assets.

10. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Numerator:
Net loss – basic and diluted	$(6,076)	$(45,267)	$(36,375)	$(86,450)
Denominator:
Weighted-average common shares outstanding – basic and diluted	115,127,044	94,625,837	114,908,885	93,968,407
Net loss per share – basic and diluted	$(0.05)	$(0.48)	$(0.32)	$(0.92)

Based on the amounts outstanding at June 30, 2024 and 2023, the Company excluded the following potential shares of common stock from the computation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30,

2024 and 2023, because including them would have had an anti-dilutive effect. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

	June 30,
	2024	2023
Options to purchase common stock	6,518,729	10,304,403
Unvested restricted stock	1,246,012	3,503,459

11. Commitments and Contingencies

Leases

The Company entered into a lease agreement and a sublease agreement for the lease of property in Waltham, Massachusetts (see Note 5).

Legal Proceedings

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. On January 19, 2024, a purported stockholder of the Company filed a lawsuit, captioned Zerbato v. AlloVir, Inc. et al., No. 1:24-cv-10152 (D. Mass.), in Massachusetts federal court against the Company and two of its officers purportedly on behalf of a putative class of stockholders consisting of persons who purchased or otherwise acquired Company securities between March 22, 2022 and December 21, 2023, inclusive. The complaint purports to assert claims under Section 10(b) and 20(a) of the Securities Act of 1934, as amended, and the related regulations, alleging that the defendants made false and misleading statements and omissions to investors relating to the Company’s three Phase 3 studies of posoleucel. The complaint seeks, among other things, damages, prejudgment and post-judgment interest, and attorneys’ fees, expert fees and other costs. On April 16, 2024, the Court appointed stockholders Harry Levin and Julio Maurice Bueno as lead plaintiffs and their counsel as lead counsel in the action. On April 29, 2024, the Court granted the parties’ stipulation regarding a schedule for the filing of an amended complaint and motion to dismiss briefing. On June 17, 2024, lead plaintiffs filed their amended complaint. In the amended complaint, lead plaintiffs assert claims purportedly on behalf of a putative class of stockholders consisting of persons who purchased or otherwise acquired Company securities between January 11, 2023 and December 21, 2023, inclusive, which is a narrower putative class than in the original complaint. The amended complaint otherwise asserts the same claims and seeks the same relief as the original complaint. Defendants are due to file their motion to dismiss the amended complaint on August 16, 2024. The Company intends to vigorously defend against the lawsuit. As the outcome is not presently determinable, any loss is neither probable nor reasonably estimable.

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

The Company incurred $0.0 and $0.5 million during the three months ended June 30, 2024 and 2023, respectively, and $0.1 million and $0.7 million during the six months ended June 30, 2024 and 2023, respectively, related to services provided to the Company by ElevateBio and affiliates and sold $0.1 million of equipment to ElevateBio and affiliates during the three and six months ended June 30, 2024. At June 30, 2024 and December 31, 2023, the Company owed ElevateBio and affiliates $0.0 and $0.3 million, respectively, and had no prepaid expenses with ElevateBio and affiliates.

In March 2023, the Company entered into a services agreement with Marker Therapeutics, Inc. (“Marker”) pursuant to which Marker provides development services to the Company. Juan Vera, a current director and former executive officer of the Company, is co-founder, director and chief executive officer of Marker. In June 2023, CellReady LLC (“CellReady”) acquired certain manufacturing assets previously owned by Marker, and inherited the service agreement that Allovir previously maintained with Marker. The Company incurred $0.0 and $0.1 million during the three months ended June 30, 2024 and 2023, respectively, and $0.0 and $0.1 million during the six months ended June 30, 2024 and 2023, respectively, under the agreement. At June 30, 2024 and December 31, 2023, the Company owed CellReady $0.0 and $0.5 million, respectively.

Members of the Company’s management and board of directors received consulting fees totaling $0.1 million and $0.1 million during the three months ended June 30, 2024 and 2023, respectively, and $0.1 million and $0.2 million during the six months ended June 30, 2024 and 2023, respectively.

13. Restructuring Costs

In January 2024, the Company’s board of directors approved a RIF of approximately 95% of the Company’s employee base in order to reduce costs and preserve capital in light of the announcement on December 22, 2023 that the Company is discontinuing its three global Phase 3 posoleucel studies. The Company communicated the RIF to affected employees in January 2024.

The RIF was primarily completed during the first quarter of 2024 and was substantially completed by April 15, 2024. As a result of these actions, the Company recorded restructuring costs of $0.5 million and $10.0 million for the three and six months ended June 30, 2024, respectively, consisting primarily of employee severance, continuing healthcare benefits and other employee-related costs. Restructuring costs associated with one-time termination benefits were recorded pursuant to ASC 420. Cash payments related to the restructuring costs are substantially complete as of June 30, 2024 with remaining cash payments anticipated in the second half of 2024.

The following table presents the details of the Company’s restructuring liability, which is included in accrued expenses on the consolidated balance sheet at June 30, 2024 as follows:

(in thousands)	Restructuring Liability
Balance at December 31, 2023	$—
Restructuring charges	9,976
Cash payments	(9,164)
Balance at June 30, 2024	$812

14. Subsequent Events

See Note 5 for the Termination Agreement with BP Bay Colony LLC in July 2024 which terminates with immediate effect, the existing lease.

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

On August 6, 2021, we filed an automatically effective registration statement on Form S-3, or Registration Statement, with the SEC which registered the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with SVB Leerink LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the ATM Program. On February 10, 2022 we filed a Post-Effective Amendment No. 2 to the Registration Statement and on February 18, 2022 we filed Post-Effective Amendment No. 3 to the Registration Statement. On June 21, 2023, we suspended our use of and terminated the prospectus supplement under the ATM Program. We will not make any sales under the ATM Program unless and until a new prospectus supplement or a new registration statement is filed. Other than the termination of the prospectus supplement, the sales agreement remains in full force and effect. As of June 30, 2024, no sales had been made pursuant to the ATM Program.

We have incurred significant operating losses since inception, including net losses of $6.1 million and $36.4 for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, we had an accumulated deficit of $692.6 million.

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

At June 30, 2024, we had cash, cash equivalents and short-term investments of $129.6 million. Based on current projections, we believe that our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses and capital expenditure requirements through at least twelve months following the issuance of these financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. However, due to the discontinuation of our clinical trials and research activities, as well as our workforce reduction plan, management has concluded that there is a substantial doubt regarding our ability to continue as a going concern for more than twelve months after the date the condensed consolidated financial statements are available to be issued. See “—Liquidity and Capital Resources.”

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

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Operating expenses:
Research and development	$93	$34,824	$(34,731)
General and administrative	7,169	12,480	(5,311)
Restructuring costs	512	—	512
Total operating expenses	7,774	47,304	(39,530)
Loss from operations	(7,774)	(47,304)	39,530
Total other income (loss), net:
Interest income	1,360	1,516	(156)
Other income (loss), net	338	521	(183)
Net loss	$(6,076)	$(45,267)	$39,191

Research and Development Expenses

Research and development expenses were $0.1 million for the three months ended June 30, 2024, compared to $34.8 million for the three months ended June 30, 2023. The decrease of $34.7 million was primarily due to the discontinuation of clinical trials and research activities and workforce reduction plan in connection with the Company’s December 2023 announcement of the discontinuation of our three Phase 3 registrational trials and a comprehensive review of strategic alternatives.

General and Administrative Expenses

General and administrative expenses were $7.2 million for the three months ended June 30, 2024, compared to $12.5 million for the three months ended June 30, 2023. The decrease of $5.3 million was primarily due to the decrease in personnel costs resulting from the workforce reduction plan in connection with the Company’s December 2023 announcement of the discontinuation of its three Phase 3 registrational trials and a comprehensive review of strategic alternatives, as well as a $1.8 million gain on lease remeasurement during the three months ended June 30, 2024.

Restructuring Costs

Restructuring costs were $0.5 million for the three months ended June 30, 2024, which consist primarily of severance and employee termination costs in connection with the Company's workforce reduction plan.

Total Other Income (Loss), Net

Total other income (loss), net was generally consistent at $1.7 million for the three months ended June 30, 2024, compared to $2.0 million for the three months ended June 30, 2023.

Comparison of the six months ended June 30, 2024 and 2023

	Six Months Ended June 30,
	2024	2023	Change
Operating expenses:
Research and development	$12,266	$65,543	$(53,277)
General and administrative	17,829	24,992	(7,163)
Restructuring costs	9,976	—	9,976
Total operating expenses	40,071	90,535	(50,464)
Loss from operations	(40,071)	(90,535)	50,464
Total other income (loss), net:
Interest income	2,606	2,841	(235)
Other income (loss), net	1,090	1,244	(154)
Loss before income taxes	(36,375)	(86,450)	50,075
Net loss	$(36,375)	$(86,450)	$50,075

Research and Development Expenses

Research and development expenses were $12.3 million for the six months ended June 30, 2024, compared to $65.5 million for the six months ended June 30, 2023. The decrease of $53.3 million was primarily due to the discontinuation of clinical trials and research activities and workforce reduction plan in connection with the Company’s December 2023 announcement of the discontinuation of our three Phase 3 registrational trials and a comprehensive review of strategic alternatives, as well as a $5.6 million gain on lease termination and remeasurement during the six months ended June 30, 2024.

General and Administrative Expenses

General and administrative expenses were $17.8 million for the six months ended June 30, 2024, compared to $25.0 million for the six months ended June 30, 2023. The decrease of $7.2 million was primarily due to the decrease in personnel costs resulting from the workforce reduction plan in connection with the Company’s December 2023 announcement of the discontinuation of our three Phase 3 registrational trials and a comprehensive review of strategic alternatives, as well as a $1.8 million gain on lease remeasurement during the six months ended June 30, 2024.

Restructuring Costs

Restructuring costs were $10.0 million for the six months ended June 30, 2024, which consist primarily of severance and employee termination costs in connection with our workforce reduction plan.

Total Other Income (Loss), Net

Total other income (loss), net was generally consistent at $3.7 million for the six months ended June 30, 2024, compared to $4.1 million for the six months ended June 30, 2023.

Liquidity and Capital Resources

Sources of Liquidity

At June 30, 2024, we have funded our operations primarily through equity financings and have received net cash proceeds of approximately $156.3 million from the sale of our preferred stock, $292.0 million of net proceeds from the sale of common stock in our IPO, $126.4 million of net proceeds from the Securities Purchase Agreement entered into on July 26, 2022 and $70.2 million of net proceeds from the public offering pursuant to the Underwriting Agreement entered into on June 21, 2023.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our manufacturing, licensing and lease obligations described further below.

Funding Requirements

At June 30, 2024, our cash, cash equivalents and short-term investments were $129.6 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least twelve months following the issuance of these financial statements. However, in light of the discontinuation of all of our clinical trials and research activities, as well as our workforce reduction plan, we have concluded that there is a substantial doubt regarding our ability to continue as a going concern for at least twelve months following the issuance of these financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(55,699)	$(59,240)
Net cash provided by investing activities	70,000	79,618
Net cash provided by financing activities	21	70,484
Net decrease in cash, cash equivalents, and restricted cash	$14,322	$90,862

Operating Activities

Net cash used in operating activities was $55.7 million for the six months ended June 30, 2024, reflecting a net loss of $36.4 million and a decrease in our net operating assets and liabilities of $21.9 million, partially offset by non-cash charges of $2.6 million. The change in net operating assets and liabilities was primarily due to a decrease of $25.4 million in accounts payable, accrued expenses, other liabilities and amount due to related party offset by a decrease of $3.3 million in prepaid expenses and other current assets. Non-cash charges primarily consist of stock-based compensation expense of $10.9 million offset by a gain on lease termination and remeasurement of $7.4 million.

Net cash used in operating activities was $59.2 million for the six months ended June 30, 2023, reflecting a net loss of $86.5 million, partially offset by non-cash charges of $19.5 million. Non-cash charges primarily consist of stock-based compensation expense of $20.3 million. The change in our net operating assets and liabilities of $7.7 million was primarily due to an increase of $4.9 million in accounts payable, accrued expenses and amount due to related party and an increase of $2.9 million in prepaid expenses and other current assets and prepaid expenses to related party.

The $3.5 million decrease in cash used in operating activities for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to the change in net operating assets and liabilities as a result of the December 2023 announcement of the discontinuation of the Company’s three Phase 3 registrational trials.

Investing Activities

Net cash provided by investing activities was $70.0 million for the six months ended June 30, 2024, which was due to $70.0 million of investment maturities.

Net cash provided by investing activities was $79.6 million for the six months ended June 30, 2023, , which was primarily due to investment maturities of $93.8 million, partially offset by the purchase of investments of $14.2 million.

Financing Activities

Net cash provided by financing activities was $0.0 million for the six months ended June 30, 2024, which was which was primarily due to proceeds from the issuance of stock under our employee stock purchase plan.

Net cash provided by financing activities was $70.5 million for the six months ended June 30, 2023, which was primarily due to $70.2 million in net proceeds from the issuance of common stock in our public offering and $0.3 million in proceeds from the issuance of stock under our employee stock purchase plan.

Contractual Obligations

Operating Leases

Operating lease payments represent our commitments for future minimum lease costs under non-cancelable leases for our corporate headquarters in Waltham, MA. Total payments for our operating lease obligations that were contractually due at June 30, 2024 was $11.0 million. In July 2024, we entered into a Termination Agreement with BP Bay Colony LLC which terminates with immediate effect, the existing lease. In consideration of the termination, we have agreed to pay a $7.0 million termination fee. For additional details regarding our leases, see Note 5 to our condensed consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become subject to arbitration, litigation or claims arising in the ordinary course of business. On January 19, 2024, a purported stockholder of the Company filed a lawsuit, captioned Zerbato v. AlloVir, Inc. et al., No. 1:24-cv-10152 (D. Mass.), in Massachusetts federal court against the Company and two of its officers purportedly on behalf of a putative class of stockholders consisting of persons who purchased or otherwise acquired Company securities between March 22, 2022 and December 21, 2023, inclusive. The complaint purports to assert claims under Section 10(b) and 20(a) of the Securities Act of 1934, as amended, and the related regulations, alleging that the defendants made false and misleading statements and omissions to investors relating to the Company’s three Phase 3 studies of posoleucel. The complaint seeks, among other things, damages, prejudgment and post-judgment interest, and attorneys’ fees, expert fees and other costs. On April 16, 2024, the Court appointed stockholders Harry Levin and Julio Maurice Bueno as lead plaintiffs and their counsel as lead counsel in the action. On April 29, 2024, the Court granted the parties’ stipulation regarding a schedule for the filing of an amended complaint and motion to dismiss briefing. On June 17, 2024, lead plaintiffs filed their amended complaint. In the amended complaint, lead plaintiffs assert claims purportedly on behalf of a putative class of stockholders consisting of persons who purchased or otherwise acquired Company securities between January 11, 2023 and December 21, 2023, inclusive, which is a narrower putative class than in the original complaint. The amended complaint otherwise asserts the same claims and seeks the same relief as the original complaint. Defendants are due to file their motion to dismiss the amended complaint on August 16, 2024. The Company intends to vigorously defend against the lawsuit.

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

We may also be subject to additional privacy restrictions in various foreign jurisdictions around the world in which we operate or process personal information. The collection, use, storage, disclosure, transfer, or other processing of personal information regarding individuals in the European Economic Area, or EEA, including personal health data, is subject to the General Data Protection Regulation 2016/679, or EU GDPR (regarding individuals in the EEA) and, the UK General Data Protection Regulation, or UK GDPR (regarding individuals in the United Kingdom, or UK), as well as applicable data protection laws in effect in the Member States of the EEA and in the UK (including the UK Data Protection Act 2018). The EU and UK data protection regimes are independent of each other but remain largely aligned. In this Quarterly Report on Form 10-Q “GDPR” refers to both the EU GDPR and the UK GDPR, unless specified otherwise, and applies to any company established in the EEA/UK and to companies established outside the EEA/UK that process personal data in connection with the offering of goods or services to data subjects in the EEA/UK or the monitoring of the behavior of data subjects in the EEA/UK. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to having a legal basis for processing personal data, stricter requirements relating to the processing of sensitive data (such as health sensitive data), where required by GDPR obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, requiring data protection impact assessments for high risk processing and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, in certain circumstances, unless a derogation exists or a valid GDPR transfer mechanism is put in place and transfer impact assessments carried out to assess whether the data importer can ensure sufficient guarantees for safeguarding the personal information under the GDPR. The international transfer obligations under the GDPR will require significant effort and cost and may result in us needing to make strategic considerations around where EEA and UK personal data is transferred and which service providers we can utilize for the processing of EEA and UK personal data. Any inability to transfer personal data from the EEA and UK to the United States in compliance with data protection laws may impede our operations and may adversely affect our business and financial position.

The GDPR permits data protection authorities to issue warning letters, mandatory audits, orders to cease/change the use of data, and to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million for the UK GDPR) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further, the United Kingdom’s decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom and there will be increasing scope for divergence in application, interpretation and enforcement of the data protection laws between the UK and the EEA. The UK government had introduced the Data Reform Bill into the UK legislative process with the intention for this bill to reform the UK’s data protection regime. The Data Reform Bill failed in the legislative process but may be reintroduced at some point in the future. This may lead to additional compliance costs and could increase our overall risk. In addition, EEA Member States have adopted national laws to implement the EU GDPR that may partially deviate from the EU GDPR and competent authorities in the EEA Member States may interpret the EU GDPR obligations slightly differently from country to country. Therefore, we do not expect to operate in a uniform legal landscape in the EEA. In addition, various other jurisdictions around the world continue to propose new and/or amended laws that regulate the privacy and/or security of certain types of personal data. Complying with these laws, if enacted, would require significant resources and leave us vulnerable to possible fines and penalties if we are unable to comply.

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

As the regulatory framework for machine learning technology and AI evolves, it is possible that new laws and regulations will be adopted, or that existing laws and regulations may be interpreted in ways that would affect our business and the ways in which we use AI and machine learning technology, our financial condition and our results of operations, including as a result of the cost to comply with such laws or regulations. For example, the EU’s Artificial Intelligence Act (“AI Act”) - the world’s first comprehensive AI law – has entered into force in July 2024 and, with some exceptions, will become effective 24 months thereafter. This legislation imposes significant obligations on providers and deployers of high-risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific ethical, accountability, and administrative requirements, some of which may increase our costs and compliance obligations. Further, potential government regulation related to AI use and ethics may also increase the cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our products and services.

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

We conduct our operations remotely. Each of those regions serve as headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. Changes to U.S. immigration and work authorization laws and regulations, including those that restrain the flow of scientific and professional talent, can be significantly affected by political forces and levels of economic activity. Our business may be materially adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes and goals or projects involving personnel who are not U.S. citizens.

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

As of June 30, 2024, we had 8 employees. If we resume development of our product candidates, our development and commercialization plans and strategies develop, and as we continue to operate as a public company, we would expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

In addition, the computer systems of various third parties on which we rely, including our CROs and other contractors, consultants and law and accounting firms, may sustain damage from computer viruses, unauthorized access, cybersecurity incidents or data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. We rely on our third-party providers to implement effective security measures and identify and correct any such failures, deficiencies or cybersecurity incidents or breaches. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate cybersecurity incidents or breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such cybersecurity incidents or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business. We also cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or be available in sufficient amounts to cover one or more large claims, or that our insurers will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds our available insurance coverage or changes in our insurance policies, including premium increases, or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our business and results of operations.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses were $190.4 million and $168.7 million for the years ended December 31, 2023 and 2022, respectively. As of June 30, 2024, we had an accumulated deficit of $692.6 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

We had cash, cash equivalents and short-term investments of $129.6 million as of June 30, 2024. We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Any of our current or future license agreements may also be terminated if we are unable to meet the payment or other obligations under the agreements.

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 63% of our common stock as of June 30, 2024. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Our amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claim for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers, and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein, or the Delaware Forum Provision. The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Massachusetts shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

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

10.1

Sublease Termination Agreement, dated June 5, 2024, by and between AlloVir, Inc. and AMAG Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-39409) filed on June11, 2024).

10.2

Termination Agreement, dated July 1, 2024, by and between AlloVir, Inc. and BP Bay Colony LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-39409) filed on July 2, 2024).

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

AlloVir, Inc.

Date: August 9, 2024	By:	/s/ Diana Brainard
Diana Brainard
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2024	By:	/s/ Vikas Sinha
Vikas Sinha
President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)