Form 10-Q
period 2024-09-30
Allovir, Inc.
filed 2024-11-12
CIK 1754068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to __________________

Commission File Number: 001-39409

ALLOVIR, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-1971007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
PO Box 44, 1661 Massachusetts Avenue, Lexington, MA	02420
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 433-2605

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ALVR	The Nasdaq Capital Market

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

As of November 5, 2024, the registrant had 115,536,550 shares of common stock, $0.0001 par value per share, outstanding.

i

Summary of Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in the section entitled “Risk Factors.” These risks include, but are not limited to, the following:

•
We may not be successful consummating the proposed merger, or the Merger, with Kalaris Therapeutics, Inc.
•
If we are successful in completing the Merger, we may be exposed to other operational and financial risks.
•
If the Merger is not completed, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
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
our ability to complete the Merger;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ALLOVIR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share amounts)	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$116,856	$90,121
Short-term investments	4,995	93,822
Interest receivable	53	206
Prepaid expenses and other current assets	626	3,486
Total current assets	122,530	187,635
Restricted cash	—	852
Other assets	—	122
Operating lease right-of-use assets	—	2,187
Total assets	$122,530	$190,796
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	51	$6,761
Accrued expenses	1,361	10,086
Operating lease liability, current	—	10,781
Amount due to related party	—	739
Total current liabilities	1,412	28,367
Operating lease liability, long-term	—	16,648
Total liabilities	$1,412	$45,015
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized at September 30, 2024 and December 31, 2023, respectively; 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value: 300,000,000 shares authorized at September 30, 2024 and December 31, 2023, respectively; 115,438,119 and 114,153,538 shares issued at September 30, 2024 and December 31, 2023, respectively; and 115,438,119 and 114,148,991 shares outstanding at September 30, 2024 and December 31, 2023, respectively	11	11
Additional paid-in capital	817,935	802,025
Accumulated other comprehensive loss	(134)	(62)
Accumulated deficit	(696,694)	(656,193)
Total stockholders’ equity	121,118	145,781
Total liabilities and stockholders’ equity	$122,530	$190,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Operating expenses:
Research and development	$(246)	$34,156	$12,020	$99,698
General and administrative	5,883	12,805	23,712	37,797
Restructuring costs	83	—	10,059	—
Total operating expenses	5,720	46,961	45,791	137,495
Loss from operations	(5,720)	(46,961)	(45,791)	(137,495)
Total other income (loss), net:
Interest income	1,494	1,522	4,100	4,362
Other income (loss), net	100	1,167	1,190	2,411
Net loss	$(4,126)	$(44,272)	$(40,501)	$(130,722)
Net loss per share — basic and diluted	$(0.04)	$(0.39)	$(0.35)	$(1.30)
Weighted-average common shares outstanding — basic and diluted	115,399,516	113,894,188	115,073,622	100,683,322
Comprehensive loss:
Net loss	$(4,126)	$(44,272)	$(40,501)	$(130,722)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	5	25	(72)	268
Total other comprehensive income (loss)	5	25	(72)	268
Comprehensive loss	$(4,121)	$(44,247)	$(40,573)	$(130,454)

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

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	114,148,991	$11	$802,025	$(62)	$(656,193)	145,781
Stock-based compensation	—	—	5,034	—	—	5,034
Issuance of common stock, upon vesting of restricted stock	732,774	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(76)	—	(76)
Net loss	—	—	—	—	(30,299)	(30,299)
Balance at March 31, 2024	114,881,765	$11	$807,059	$(138)	$(686,492)	$120,440
Stock-based compensation	—	—	5,908	—	—	5,908
Issuance of common stock, upon vesting of restricted stock	394,309	—	—	—	—	—
Purchase of common stock under the 2020 Employee Stock Purchase Plan	36,337	—	21	—	—	21
Unrealized loss on available-for-sale securities	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(6,076)	(6,076)
Balance at June 30, 2024	115,312,411	$11	$812,988	$(139)	$(692,568)	$120,292
Stock-based compensation	—	—	4,947	—	—	4,947
Issuance of common stock, upon vesting of restricted stock	125,708	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	5	—	5
Net loss	—	—	—	—	(4,126)	(4,126)
Balance at September 30, 2024	115,438,119	$11	$817,935	$(134)	$(696,694)	$121,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLOVIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(40,501)	$(130,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	257
Non-cash lease expense	145	3,790
Non-cash gain on lease termination and remeasurement	(8,872)	—
Accretion of short-term investment discounts	(1,245)	(2,486)
Stock-based compensation expense	15,889	30,785
Changes in operating assets and liabilities:
Interest receivable	153	(77)
Prepaid expenses and other current assets and prepaid expenses to related party	2,858	2,633
Other assets	122	(813)
Income tax payable	—	(128)
Accounts payable, accrued expenses, other liabilities and amount due to related party	(32,687)	3,045
Net cash used in operating activities	(64,138)	(93,716)
Cash flows from investing activities
Purchase of short-term investments	—	(116,046)
Maturities of short-term investments	90,000	128,813
Net cash provided by investing activities	90,000	12,767
Cash flows from financing activities
Proceeds from issuance of common stock in public offering, net of underwriting discounts, commissions and offering costs	—	70,169
Proceeds from issuance of stock under the 2020 Employee Stock Purchase Plan	21	315
Net cash provided by financing activities	21	70,484
Net increase (decrease) in cash, cash equivalents, and restricted cash	25,883	(10,465)
Cash, cash equivalents, and restricted cash at beginning of period	90,973	106,944
Cash, cash equivalents, and restricted cash at end of period	$116,856	$96,479
Non-cash investing and financing activities
Unrealized (loss) gain on available-for-sale securities	$(72)	$268
Deferred offering costs included in accounts payable and accrued expenses	$—	$46
Reduction of right-of-use asset due to modification and remeasurement	$2,044	$—
Supplemental disclosure of cash flows
Income taxes paid, net of refunds	$—	$351

	Nine Months Ended September 30,
	2024	2023
Cash and cash equivalents	$116,856	$95,627
Restricted cash	—	852
Total cash, cash equivalents, and restricted cash	$116,856	$96,479

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

In December 2023, the Company also announced that it would review the detailed datasets from those Phase 3 trials and launch a comprehensive review of strategic alternatives focused on maximizing stockholder value, including, but not limited to, a merger, sale, divestiture of assets, licensing, or other strategic transaction. In connection with the evaluation of strategic alternatives and in order to maximize capital preservation, the Company has implemented a plan to reduce our workforce by approximately 95%. This workforce reduction plan was approved in January 2024, and took place primarily during the first quarter of 2024 and was substantially completed by April 15, 2024.

After a comprehensive review of strategic alternatives, on November 7, 2024, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Kalaris Therapeutics, Inc. ("Kalaris"). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, at the effective time of the Merger, Aurora Merger Sub, Inc., a wholly-owned subsidiary of the Company, will merge with and into Kalaris (the “Merger”), with Kalaris continuing as a wholly-owned subsidiary of the Company and the surviving corporation of the Merger.

The Company expects to devote significant time and resources to the completion of the Merger. If the Merger is not completed, the Company will reconsider its strategic alternatives and may pursue one of the following courses of action, which the Company currently believes are the most likely alternatives if the Merger is not completed:

•
Pursue another strategic transaction similar to the Merger. The Company may resume its process of evaluating other candidate companies interested in pursuing a strategic transaction and, if a candidate is identified, focus its attention on negotiating and completing such strategic transaction with such candidate.
•
Continue to operate its business. The Company could elect to continue to operate its business and pursue licensing or partnering transactions. To continue to operate its business, the Company would require a significant amount of time and financial resources, and the Company would be subject to all the risks and uncertainties involved in the development of product candidates. There is no assurance that the Company could raise sufficient capital to support these efforts, that its development efforts would be successful or that it could successfully obtain the regulatory approvals required to market any product candidate it pursued.
•
Dissolve and liquidate its assets. If the Company is unable, or does not believe that it is able, to find a suitable candidate for another strategic transaction, the Company may dissolve and liquidate its assets. In that event, the Company would be required to pay all of its debts and contractual obligations and to set aside certain reserves for commitments and contingent liabilities. If the Company dissolves and liquidates its assets, there can be no assurance as to the amount or timing of available cash that will remain for distribution to the Company’s stockholders after paying the Company’s debts and other obligations and setting aside funds for commitments and contingent liabilities.

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

Through September 30, 2024, the Company has funded its operations primarily with proceeds received from the sale of common stock, research grants, and from the sale of preferred stock. The Company has incurred recurring losses since its inception, including net losses attributable to common stockholders of $40.5 million and $130.7 million for the nine months ended September 30, 2024 and 2023, respectively. In addition, at September 30, 2024, the Company had an accumulated deficit of $696.7 million. The Company expects to continue to generate operating losses for the foreseeable future.

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

Based on current projections, the Company believes that its $121.9 million of cash, cash equivalents and short-term investments held at September 30, 2024 will be sufficient to fund planned operations for at least twelve months from the date that these condensed consolidated financial statements are available to be issued. However, due to the consideration of certain qualitative factors, including the discontinuation of all clinical trials and research activities, as well as the Company’s workforce reduction plan, management has concluded there is substantial doubt regarding the Company’s ability to continue as a going concern for more than twelve months from the date that the condensed consolidated financial statements are available to be issued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. Should the Company resume the development of product candidates, it would need to obtain substantial additional funding in connection with continuing operations, particularly as the Company resumes its preclinical activities and clinical trials for its product candidates. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

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

Interim Financial Information

The accompanying condensed consolidated balance sheet at September 30, 2024, and the condensed consolidated statements of operations and comprehensive loss, statements of changes in stockholders’ equity for the three and nine months ended September 30, 2024 and 2023 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position at September 30, 2024 and the results of its operations for the three and nine months ended September 30, 2024 and 2023 and its cash flows for the nine months ended September 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2024 and 2023 are also unaudited. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024 or for any other subsequent interim period.

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

3. Short-Term Investments

The following tables summarize the amortized cost and estimated fair value of the Company’s U.S. government treasury securities and marketable securities, which are considered to be available-for-sale investments and are included in short-term investments on the consolidated balance sheets:

	September 30, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government treasury securities	$4,994	$1	$—	$4,995
Totals	$4,994	$1	$—	$4,995

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government treasury securities	93,749	73	—	$93,822
Totals	$93,749	$73	$—	$93,822

Certain short-term debt securities with original maturities of less than three months are included in cash and cash equivalents on the consolidated balance sheets and are not included in the tables above. The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities. At September 30, 2024 and December 31, 2023, all investments had contractual maturities within one year.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$113,794	$—	$—	$113,794
Totals	$113,794	$—	$—	$113,794
Short-term investments:
U.S. government treasury securities	$4,995	$—	$—	$4,995
Totals	$4,995	$—	$—	$4,995

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$23,854	$—	$—	$23,854
Totals	$23,854	$—	$—	$23,854
Short-term investments:
U.S. government treasury securities	93,822	—	—	$93,822
Totals	$93,822	$—	$—	$93,822

During the nine months ended September 30, 2024 and the year ended December 31, 2023, there were no transfers between levels. The Company classifies its money market fund and U.S. government treasury securities as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices in active markets without any valuation adjustment.

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

In February 2024, the Company entered into a new SOW (“2024 SOW under the DMS Agreement”) that terminated the 2022 SOW under the DMS Agreement with a third-party supplier, resulting in a lease remeasurement under ASC 842. The right-of-use asset was previously impaired and thus as a result of the liability remeasurement, the Company recorded a $5.6 million gain to reduce the lease liability in February 2024. As of June 30, 2024, the Company had paid all remaining lease obligations under the DMS Agreement.

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

In July 2024, the Company entered into a Termination Agreement with BP Bay Colony LLC which terminates with immediate effect, the existing lease. In consideration of the termination, the Company paid a $7.0 million termination fee. As a result of this termination, the Company recorded a $1.5 million gain on lease termination.

As of September 30, 2024, the Waltham leases have terminated and the Company has paid all remaining lease obligations.

Impairment of Lease Right-of-Use Assets

As a result of the December 2023 announcement of the discontinuation of the Company’s three Phase 3 registrational trials, a comprehensive review of strategic alternatives, and the December 2023 notice of termination of the DMS Agreement, the Company determined that there was a triggering event for impairment. The Company determined that the operating lease right-of-use assets were not recoverable as the carrying value exceeded the anticipated future cash flows on an undiscounted basis. To measure the impairment, the Company determined the fair value of the operating lease right-of-use assets based on estimated subleasing scenarios, which represent the highest and best use of the right-of-use assets. This fair value assessment utilized market participant assumptions, including the anticipated amount and timing of potential sublease payments using current real estate trends and market conditions. As a result, an impairment charge was calculated by reducing the carrying amount of the operating lease right-of-use assets to their estimated fair value, which was determined by discounting the estimated future cash flows by applying a rate that a market participant would require in assuming the risks associated with those cash flows. In December 2023, the Company recorded an impairment loss of $16.6 million to the operating lease right-of-use assets. No impairment losses were recorded during the three and nine months ended September 30, 2024 and 2023, respectively.

Total lease costs were $0.0 million and $2.6 million for the three months ended September 30, 2024 and 2023, respectively, and $0.6 million and $7.7 million for the nine months ended September 30, 2024 and 2023, respectively. Cash paid for operating leases was $7.0 million and $0.8 million for the three months ended September 30, 2024 and 2023, respectively, and $17.0 million and $3.9 million for the nine months ended September 30, 2024 and 2023, respectively. The Company’s total variable lease costs, such as materials, non-fixed batch payments, testing, storage, knowledge and tech transfer, and other common area maintenance fees, related to the operating leases was $0.0 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively, and $0.1 million and $0.9 million for the nine months ended September 30, 2024 and 2023, respectively.

6. Accrued Expenses

Accrued expenses consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Employee compensation and benefits	$739	$3,809
Professional fees	547	435
Research and development	—	2,442
Process development and manufacturing costs	—	2,367
Other	75	1,033
Total accrued expenses	$1,361	$10,086

Employee compensation and benefits includes $0.1 million of restructuring liability at September 30, 2024 (see Note 13).

7. Stockholder’s Equity

On May 15, 2023, the Company filed a certificate of amendment to its amended and restated certificate of incorporation authorizing the Company to issue up to 300,000,000 shares of common stock at a par value of $0.0001 per share and 10,000,000 shares of preferred stock at a par value of $0.0001 per share. There were no shares of preferred stock issued or outstanding at September 30, 2024 and December 31, 2023.

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

The Company has reserved shares of common stock for issuance as follows:

	September 30, 2024	December 31, 2023
Options to purchase common stock	6,072,019	10,439,751
Unvested restricted stock	1,120,099	3,254,863
Stock available for grant under the 2020 Stock Option and Grant Plan	15,091,301	4,182,461
Stock available for issuance under the 2020 Employee Stock Purchase Plan	1,585,257	480,059
Total	23,868,676	18,357,134

8. Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Research and development	$312	$3,254	$232	$10,191
General and administrative	4,635	7,214	15,657	20,594
Total stock-based compensation expense	$4,947	$10,468	$15,889	$30,785

Stock Modification

In connection with the reduction in the Company’s workforce (“RIF”) (see Note 13), the Company accelerated certain unvested stock options and restricted common stock scheduled to vest in the three month period following the employees’ separation date. The Company determined that the acceleration of the unvested units constituted a Type III modification in accordance with ASC 718, resulting in a new measurement of compensation cost. As of September 30, 2024, 664,248 units were accelerated. For the nine months ended September 30, 2024, the acceleration resulted in the recognition of $0.1 million of stock-based compensation expense using the reassessed fair value on the modification date and a reversal of $4.0 million in stock-based compensation expense for previously recognized expense using the original grant date fair value, of which $2.4 million was related to research and development expense and $1.6 million was related to general and administrative expense. There were no units accelerated during the three months ended September 30, 2024.

2020 Stock Option and Grant Plan

At September 30, 2024, there is an aggregate of 15,091,301 shares reserved for future issuance under the 2020 Plan.

Restricted Common Stock

The following table summarizes restricted common stock activity for the nine months ended September 30, 2024:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2024	3,254,863	$8.73
Granted	245,000	0.77
Forfeited	(1,126,973)	8.34
Vested	(1,252,791)	8.65
Unvested at September 30, 2024	1,120,099	$7.45

At September 30, 2024, there was $7.0 million of unrecognized stock-based compensation expense related to restricted stock, which is expected to be recognized over a weighted average period of 1.60 years. The total fair value of restricted stock vested was $0.9 million and $3.0 million for the nine months ended September 30, 2024 and 2023, respectively.

Stock Options

The following table summarizes stock option activity (in thousands, except share and per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2024	10,439,751	$13.81	7.95	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(4,367,732)	11.32	—	—
Options outstanding at September 30, 2024	6,072,019	$15.60	6.88	$—
Options vested and exercisable at September 30, 2024	4,579,700	$17.51	6.56	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period.

There were no options granted during the nine months ended September 30, 2024. The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2023 was $4.92 per share. At September 30, 2024, there was $8.9 million of unrecognized stock-based compensation expense related to unvested stock options, which is being recognized over a period of 1.52 years.

2020 Employee Stock Purchase Plan

The Company issued 36,337 common shares under the Employee Stock Purchase Plan (the “ESPP”) during the nine months ended September 30, 2024 at an average price per share of $0.58. Cash received from purchases under the ESPP for the nine months ended September 30, 2024 and 2023 were $0.0 million and $0.3 million, respectively. The Company recognized $0.0 and $0.3 million of compensation expense for the ESPP during the nine months ended September 30, 2024 and 2023, respectively.

At September 30, 2024, there was an aggregate of 1,585,257 shares reserved for future issuance under the ESPP.

9. Income Taxes

The Company’s income tax provision is computed based on the federal statutory rate, the average state statutory rates, net of the related federal benefit, and foreign statutory rates. For the three months ended September 30, 2024 and 2023, the Company did not record income tax expense due to the generation of net operating losses, the benefits of which have been fully reserved.

The Company’s estimate of the realizability of the deferred tax asset is dependent on estimates of projected future levels of taxable income. In consideration of historical losses and in analyzing future taxable income levels, the Company considered all evidence currently available, both positive and negative, and has not recognized deferred tax assets.

10. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Numerator:
Net loss – basic and diluted	$(4,126)	$(44,272)	$(40,501)	$(130,722)
Denominator:
Weighted-average common shares outstanding – basic and diluted	115,399,516	113,894,188	115,073,622	100,683,322
Net loss per share – basic and diluted	$(0.04)	$(0.39)	$(0.35)	$(1.30)

Based on the amounts outstanding at September 30, 2024 and 2023, the Company excluded the following potential shares of common stock from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2024 and 2023, because including them would have had an anti-dilutive effect. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

	September 30,
	2024	2023
Options to purchase common stock	6,072,019	10,445,312
Unvested restricted stock	1,120,099	3,410,391

11. Commitments and Contingencies

Legal Proceedings

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. On January 19, 2024, a purported stockholder of the Company filed a lawsuit, captioned Zerbato v. AlloVir, Inc. et al., No. 1:24-cv-10152 (D. Mass.) (the “Securities Class Action”), in the U.S. District Court for the District of Massachusetts against the Company and two of its officers purportedly on behalf of a putative class of stockholders. On April 16, 2024, the Court appointed stockholders Harry Levin and Julio Maurice Bueno as lead plaintiffs and their counsel as lead counsel in the action. On June 17, 2024, lead plaintiffs filed their amended complaint. In the amended complaint, lead plaintiffs assert claims purportedly on behalf of a putative class of stockholders consisting of persons who purchased or otherwise acquired Company securities between January 11, 2023 and December 21, 2023, inclusive. The amended complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and the related regulations, alleging that the defendants made false and misleading statements and omissions to investors relating to the Company’s three Phase 3 studies of posoleucel. The complaint seeks, among other things, damages, prejudgment and post-judgment interest, and attorneys’ fees, expert fees and other costs. Defendants filed their motion to dismiss the amended complaint on August 16, 2024. The lead plaintiffs’ opposition to Defendants’ motion to dismiss is due on November 12, 2024.

On July 3, 2024, a purported stockholder of the Company filed a derivative lawsuit, captioned Steffens v. Brainard et al., No. 1:24-cv-11721 (D. Mass.), in the U.S. District Court for the District of Massachusetts against certain of the Company’s officers and directors and naming the Company as a nominal defendant. The derivative complaint alleges, purportedly on behalf of the Company, violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste of corporate assets against the individual defendants. These claims are based on substantially identical allegations as the complaint in the above-listed Securities Class Action. The lawsuit seeks, among other things, an award of damages and restitution in favor of the Company, certain changes to the Company’s corporate governance, punitive damages, and attorneys’ fees and costs. On October 21, 2024, the court ordered plaintiff to file timely proof of service or show cause why the case should not be dismissed for failure to effect timely service by November 4, 2024.

On October 21, 2024, a purported stockholder of the Company filed a derivative lawsuit, captioned Lister v. Brainard et al., No. 1:24-cv-12658 (D. Mass.), in the U.S. District Court for the District of Massachusetts against certain of the Company’s officers and directors and naming the Company as a nominal defendant. The derivative complaint alleges, purportedly on behalf of the Company, violations of Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duties, unjust enrichment, waste of corporate assets, gross mismanagement, and abuse of control against the individual defendants and contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934 against Ms. Brainard and Mr. Sinha. These claims are based on substantially identical allegations as the complaint in the above-listed Securities Class Action. The lawsuit seeks, among other things, an award of damages and restitution in favor of the Company, certain changes to the Company’s corporate governance, and attorneys’ fees and costs.

The Company intends to vigorously defend against the lawsuits. As the outcome is not presently determinable, any loss is neither probable nor reasonably estimable.

Other Obligations

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

The Company incurred $0.0 and $1.0 million during the three months ended September 30, 2024 and 2023, respectively, and $0.1 million and $1.6 million during the nine months ended September 30, 2024 and 2023, respectively, related to services provided to the Company by ElevateBio and affiliates and sold $0.1 million of equipment to ElevateBio and affiliates during the three and nine months ended September 30, 2024. At September 30, 2024 and December 31, 2023, the Company owed ElevateBio and affiliates $0.0 million and $0.3 million, respectively, and had no prepaid expenses with ElevateBio and affiliates.

In March 2023, the Company entered into a services agreement with Marker Therapeutics, Inc. (“Marker”) pursuant to which Marker provides development services to the Company. Juan Vera, a current director and former executive officer of the Company, is co-founder, director and chief executive officer of Marker. In June 2023, CellReady LLC (“CellReady”) acquired certain manufacturing assets previously owned by Marker, and inherited the service agreement that AlloVir previously maintained with Marker. The Company incurred $0.0 and $0.2 million during the three months ended September 30, 2024 and 2023, respectively, and $0.0 and $0.2 million during the nine months ended September 30, 2024 and 2023, respectively, under the agreement. At September 30, 2024 and December 31, 2023, the Company owed CellReady $0.0 and $0.5 million, respectively.

Members of the Company’s management and board of directors received consulting fees totaling $0.0 million and $0.1 million during the three months ended September 30, 2024 and 2023, respectively, and $0.1 million and $0.3 million during the nine months ended September 30, 2024 and 2023, respectively.

13. Restructuring Costs

In January 2024, the Company’s board of directors approved a RIF of approximately 95% of the Company’s employee base in order to reduce costs and preserve capital in light of the announcement on December 22, 2023 that the Company is discontinuing its three global Phase 3 posoleucel studies. The Company communicated the RIF to affected employees in January 2024.

The RIF was primarily completed during the first quarter of 2024 and was substantially completed by April 15, 2024. As a result of these actions, the Company recorded restructuring costs of $0.1 million and $10.1 million for the three and nine months ended September 30, 2024, respectively, consisting primarily of employee severance, continuing healthcare benefits and other employee-related costs. Restructuring costs associated with one-time termination benefits were recorded pursuant to ASC 420. Cash payments related to the restructuring costs are substantially complete as of September 30, 2024 with remaining cash payments anticipated to be completed by the first half of 2025.

The following table presents the details of the Company’s restructuring liability, which is included in accrued expenses on the consolidated balance sheet at September 30, 2024 as follows:

(in thousands)	Restructuring Liability
Balance at December 31, 2023	$—
Restructuring charges	10,059
Cash payments	9,939
Balance at September 30, 2024	$120

14. Subsequent Events

Merger Agreement

On November 7, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Kalaris Therapeutics, Inc. (“Kalaris”) and Aurora Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Kalaris (the “Merger”), with Kalaris continuing as a wholly owned subsidiary of the Company and the surviving corporation of the Merger. The Company’s board of directors has unanimously approved the Merger Agreement and, subject to certain exceptions set forth in the Merger Agreement, resolved to recommend that our stockholders adopt the Merger Agreement.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (a) each share of Kalaris common stock, par value $0.00001 per share (“Kalaris Common Stock”), issued and outstanding (after giving effect to the Kalaris Preferred Stock Conversion (as defined below)) (other than shares of Kalaris Common Stock (or any security convertible into Kalaris Common Stock) (i) held as treasury stock, (ii) owned, directly or indirectly, by the Company or Merger Sub immediately prior to the Effective Time or (iii) as to which appraisal rights have been properly exercised in accordance with Delaware law) will be converted into and become exchangeable for the right to receive a number of shares of the Company’s common stock, par value $0.0001 per share (“Company Common Stock”), based on a ratio calculated in accordance with the Merger Agreement (the “Exchange Ratio”) and (b) all of Kalaris’s preferred stock, par value $0.00001 per share, will be converted into Company Common Stock in accordance with, and pursuant to the terms and conditions of the organizational documents of Kalaris (the “Kalaris Preferred Stock Conversion”). At the Effective Time, subject to the terms and conditions of the Merger Agreement, (a) each award of restricted shares of Kalaris Common Stock that is unvested and outstanding will be converted into and become exchangeable for the right to receive a number of restricted shares of Company Common Stock based on the Exchange Ratio and (b) each outstanding option to purchase shares of Kalaris Common Stock granted by Kalaris under its 2019 Equity Incentive Plan, as amended, will be converted into an option to acquire a number of shares of Company Common Stock based on the Exchange Ratio.

Subject to the terms of the Merger Agreement, each unexercised and outstanding Company stock option with an exercise price per share equal to or greater than $4.00 will be cancelled for no consideration and all other unexpired, unexercised and unvested Company stock options will accelerate in full as of immediately prior to the Effective Time. Further, the vesting of each outstanding and unvested Company restricted stock unit will accelerate in full as of immediately prior to the Effective Time and each outstanding and unsettled Company restricted stock unit will be settled in shares of Company Common Stock.

Each of the Company and Kalaris has agreed to customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants relating to (1) obtaining the requisite approval of their respective stockholders, (2) non-solicitation of alternative acquisition proposals, (3) the conduct of their respective businesses during the period between the date of signing the Merger Agreement and the closing, (4) the Company maintaining the existing listing of the Company Common Stock on Nasdaq and causing the shares of Company Common Stock to be issued in connection with the Merger to be approved for listing on Nasdaq prior to the closing and (5) the Company filing with the U.S. Securities and Exchange Commission and causing to become effective a registration statement on Form S-4 to register the shares of Company Common Stock to be issued in connection with the Merger.

The Merger Agreement contains certain termination rights of each of the Company and Kalaris. Upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Kalaris a termination fee of $3,480,000, and in certain other circumstances, Kalaris may be required to pay the Company a termination fee of $10,410,000.

The completion of the Merger is subject to customary closing conditions, including, among others, the adoption of the Merger Agreement by the Company’s stockholders.

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

After a comprehensive review of strategic alternatives, on Novemeber 7, 2024, we entered into an agreement and plan of merger (the "Merger Agreement") with Kalaris Therapeutics, Inc. ("Kalaris"). Pursuant to the Merger Agreement, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, at the effective time of the Merger, Aurora Merger Sub, Inc., a wholly-owned subsidiary of the Company, will merge with and into Kalaris (the "Merger"), with Kalaris continuing as a wholly-owned subsidiary of the Company and the surviving corporation of the Merger.

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

On August 6, 2021, we filed an automatically effective registration statement on Form S-3, or Registration Statement, with the SEC which registered the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with SVB Leerink LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the ATM Program. On February 10, 2022 we filed a Post-Effective Amendment No. 2 to the Registration Statement and on February 18, 2022 we filed Post-Effective Amendment No. 3 to the Registration Statement. On June 21, 2023, we suspended our use of and terminated the prospectus supplement under the ATM Program. We will not make any sales under the ATM Program unless and until a new prospectus supplement or a new registration statement is filed. Other than the termination of the prospectus supplement, the sales agreement remains in full force and effect. As of September 30, 2024, no sales had been made pursuant to the ATM Program.

We have incurred significant operating losses since inception, including net losses of $4.1 million and $40.5 for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, we had an accumulated deficit of $696.7 million.

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

At September 30, 2024, we had cash, cash equivalents and short-term investments of $121.9 million. Based on current projections, we believe that our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses and capital expenditure requirements through at least twelve months following the issuance of these financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. However, due to the discontinuation of our clinical trials and research activities, as well as our workforce reduction plan, management has concluded that there is a substantial doubt regarding our ability to continue as a going concern for more than twelve months after the date the condensed consolidated financial statements are available to be issued. See “—Liquidity and Capital Resources.”

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

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Operating expenses:
Research and development	$(246)	$34,156	$(34,402)
General and administrative	5,883	12,805	(6,922)
Restructuring costs	83	—	83
Total operating expenses	5,720	46,961	(41,241)
Loss from operations	(5,720)	(46,961)	41,241
Total other income (loss), net:
Interest income	1,494	1,522	(28)
Other income (loss), net	100	1,167	(1,067)
Net loss	$(4,126)	$(44,272)	$40,146

Research and Development Expenses

Research and development expenses were $(0.2) million for the three months ended September 30, 2024, compared to $34.2 million for the three months ended September 30, 2023. The decrease of $34.4 million was primarily due to the discontinuation of clinical trials and research activities and workforce reduction plan in connection with the Company’s December 2023 announcement of the discontinuation of our three Phase 3 registrational trials and a comprehensive review of strategic alternatives. The credit balance in research and development expenses for the three months ended September 30, 2024 is due to a final settlement with our CRO.

General and Administrative Expenses

General and administrative expenses were $5.9 million for the three months ended September 30, 2024, compared to $12.8 million for the three months ended September 30, 2023. The decrease of $6.9 million was primarily due to the decrease in personnel costs resulting from the workforce reduction plan in connection with the Company’s December 2023 announcement of the discontinuation of its three Phase 3 registrational trials and a comprehensive review of strategic alternatives, as well as a $1.5 million gain on lease remeasurement during the three months ended September 30, 2024.

Restructuring Costs

Restructuring costs were $0.1 million for the three months ended September 30, 2024, which consist primarily of severance and employee termination costs in connection with the Company's workforce reduction plan.

Total Other Income (Loss), Net

Total other income (loss), net was $1.6 million for the three months ended September 30, 2024, compared to $2.7 million for the three months ended September 30, 2023. The decrease of $1.1 million can be attributed to a decrease in accretion of discounts on short-term investments due to the overall decrease in short-term investments.

Comparison of the nine months ended September 30, 2024 and 2023

	Nine Months Ended September 30,
	2024	2023	Change
Operating expenses:
Research and development	$12,020	$99,698	$(87,678)
General and administrative	23,712	37,797	(14,085)
Restructuring costs	10,059	—	10,059
Total operating expenses	45,791	137,495	(91,704)
Loss from operations	(45,791)	(137,495)	91,704
Total other income (loss), net:
Interest income	4,100	4,362	(262)
Other income (loss), net	1,190	2,411	(1,221)
Loss before income taxes	(40,501)	(130,722)	90,221
Net loss	$(40,501)	$(130,722)	$90,221

Research and Development Expenses

Research and development expenses were $12.0 million for the nine months ended September 30, 2024, compared to $99.7 million for the nine months ended September 30, 2023. The decrease of $87.7 million was primarily due to the discontinuation of clinical trials and research activities and workforce reduction plan in connection with the Company’s December 2023 announcement of the discontinuation of our three Phase 3 registrational trials and a comprehensive review of strategic alternatives, as well as a $5.6 million gain on lease termination and remeasurement during the nine months ended September 30, 2024.

General and Administrative Expenses

General and administrative expenses were $23.7 million for the nine months ended September 30, 2024, compared to $37.8 million for the nine months ended September 30, 2023. The decrease of $14.1 million was primarily due to the decrease in personnel costs resulting from the workforce reduction plan in connection with the Company’s December 2023 announcement of the discontinuation of our three Phase 3 registrational trials and a comprehensive review of strategic alternatives, as well as a $3.3 million gain on lease remeasurement during the nine months ended September 30, 2024.

Restructuring Costs

Restructuring costs were $10.1 million for the nine months ended September 30, 2024, which consist primarily of severance and employee termination costs in connection with our workforce reduction plan.

Total Other Income (Loss), Net

Total other income (loss), net was $5.3 million for the nine months ended September 30, 2024, compared to $6.8 million for the nine months ended September 30, 2023. The decrease of $1.2 million can be attributed to a decrease in accretion of discounts on short-term investments.

Liquidity and Capital Resources

Sources of Liquidity

At September 30, 2024, we have funded our operations primarily through equity financings and have received net cash proceeds of approximately $156.3 million from the sale of our preferred stock, $292.0 million of net proceeds from the sale of common stock in our IPO, $126.4 million of net proceeds from the Securities Purchase Agreement entered into on July 26, 2022 and $70.2 million of net proceeds from the public offering pursuant to the Underwriting Agreement entered into on June 21, 2023.

After a comprehensive review of strategic alternatives, on November 7, 2024, we entered into the Merger Agreement with Kalaris. Pursuant to the Merger Agreement, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, at the effective time of the Merger, Aurora Merger Sub, Inc., a wholly-owned subsidiary of the Company, will merge with and into Kalaris, with Kalaris continuing as a wholly-owned subsidiary of the Company and the surviving corporation of the Merger. The closing of the Merger is subject to approval by our stockholders and the stockholders of Kalaris and other customary closing conditions. Our future operations are highly dependent on the success of the proposed Merger with Kalaris.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our licensing agreements described further below.

Funding Requirements

At September 30, 2024, our cash, cash equivalents and short-term investments were $121.9 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least twelve months following the issuance of these financial statements. However, in light of the discontinuation of all of our clinical trials and research activities, as well as our workforce reduction plan, we have concluded that there is a substantial doubt regarding our ability to continue as a going concern for at least twelve months following the issuance of these financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

We expect our research and development expenses to continue to decrease significantly given the discontinuation of our clinical trials and research activities and workforce reduction plan. We will continue to incur costs associated with operating as a public company, and will also incur costs associated with the Merger.

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

•
the costs and timing of the Merger;
•
our ability to successfully consummate the Merger;
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

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(64,138)	$(93,716)
Net cash provided by investing activities	90,000	12,767
Net cash provided by financing activities	21	70,484
Net increase (decrease) in cash, cash equivalents, and restricted cash	$25,883	$(10,465)

Operating Activities

Net cash used in operating activities was $64.1 million for the nine months ended September 30, 2024, reflecting a net loss of $40.5 million and a decrease in our net operating assets and liabilities of $29.6 million, partially offset by non-cash charges of $5.9 million. The change in net operating assets and liabilities was due to a decrease of $32.7 million in accounts payable, accrued expenses and other liabilities due in large part to the termination of our leases in 2024, offset by a decrease of $2.9 million in prepaid expenses and other current assets. Non-cash charges primarily consist of stock-based compensation expense of $15.9 million offset by a gain on lease termination and remeasurement of $8.9 million

Net cash used in operating activities was $93.7 million for the nine months ended September 30, 2023, reflecting a net loss of $130.7 million, partially offset by non-cash charges of $32.3 million. Non-cash charges primarily consist of stock-based compensation expense of $30.8 million. The change in our net operating assets and liabilities of $4.7 million was primarily due to an increase of $3.0 million in accounts payable, accrued expenses and amount due to related party and a decrease of $1.9 million in prepaid expenses and other current assets and prepaid expenses to related party.

Overall, the $29.6 million decrease in cash used in operating activities for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was a result of the December 2023 announcement of the discontinuation of the Company’s three Phase 3 registrational trials.

Investing Activities

Net cash provided by investing activities was $90.0 million for the nine months ended September 30, 2024, which was due to investment maturities.

Net cash provided by investing activities was $12.8 million for the nine months ended September 30, 2023, which was due to investment maturities of $128.8 million, partially offset by the purchase of investments of $116.0 million.

Financing Activities

Net cash provided by financing activities was $0.0 million for the nine months ended September 30, 2024, which was which was primarily due to proceeds from the issuance of stock under our employee stock purchase plan.

Net cash provided by financing activities was $70.5 million for the nine months ended September 30, 2023, which was due to $70.2 million in net proceeds from the issuance of common stock in our public offering and $0.3 million in proceeds from the issuance of stock under our employee stock purchase plan.

Contractual Obligations

Other Obligations

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become subject to arbitration, litigation or claims arising in the ordinary course of business. On January 19, 2024, a purported stockholder of the Company filed a lawsuit, captioned Zerbato v. AlloVir, Inc. et al., No. 1:24-cv-10152 (D. Mass.) (the “Securities Class Action”), in the U.S. District Court for the District of Massachusetts against the Company and two of its officers purportedly on behalf of a putative class of stockholders. On April 16, 2024, the Court appointed stockholders Harry Levin and Julio Maurice Bueno as lead plaintiffs and their counsel as lead counsel in the action. On June 17, 2024, lead plaintiffs filed their amended complaint. In the amended complaint, lead plaintiffs assert claims purportedly on behalf of a putative class of stockholders consisting of persons who purchased or otherwise acquired Company securities between January 11, 2023 and December 21, 2023, inclusive. The amended complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and the related regulations, alleging that the defendants made false and misleading statements and omissions to investors relating to the Company’s three Phase 3 studies of posoleucel. The complaint seeks, among other things, damages, prejudgment and post-judgment interest, and attorneys’ fees, expert fees and other costs. Defendants filed their motion to dismiss the amended complaint on August 16, 2024. The lead plaintiffs’ opposition to Defendants’ motion to dismiss is due on November 12, 2024. The Company intends to vigorously defend against the lawsuit.

On July 3, 2024, a purported stockholder of the Company filed a derivative lawsuit, captioned Steffens v. Brainard et al., No. 1:24-cv-11721 (D. Mass.), in the U.S. District Court for the District of Massachusetts against certain of the Company’s officers and directors and naming the Company as a nominal defendant. The derivative complaint alleges, purportedly on behalf of the Company, violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste of corporate assets against the individual defendants. These claims are based on substantially identical allegations as the complaint in the above-listed Securities Class Action. The lawsuit seeks, among other things, an award of damages and restitution in favor of the Company, certain changes to the Company’s corporate governance, punitive damages, and attorneys’ fees and costs. On October 21, 2024, the court ordered plaintiff to file timely proof of service or show cause why the case should not be dismissed for failure to effect timely service by November 4, 2024.

On October 21, 2024, a purported stockholder of the Company filed a derivative lawsuit, captioned Lister v. Brainard et al., No. 1:24-cv-12658 (D. Mass.), in the U.S. District Court for the District of Massachusetts against certain of the Company’s officers and directors and naming the Company as a nominal defendant. The derivative complaint alleges, purportedly on behalf of the Company, violations of Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duties, unjust enrichment, waste of corporate assets, gross mismanagement, and abuse of control against the individual defendants and contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934 against Ms. Brainard and Mr. Sinha. These claims are based on substantially identical allegations as the complaint in the above-listed Securities Class Action. The lawsuit seeks, among other things, an award of damages and restitution in favor of the Company, certain changes to the Company’s corporate governance, and attorneys’ fees and costs.

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

Risks Related to the Merger

We may not be successful in consummating the Merger.

In December 2023, following separate, pre-planned DSMB futility analyses that concluded our studies were unlikely to meet their primary endpoints we announced the discontinuation of our multicenter, randomized, double-blind, placebo-controlled (i) Phase 3 trial comparing posoleucel to placebo for the prevention of infection or disease due to AdV, BKV, CMV, EBV, HHV-6, or JCV in high-risk adult and pediatric patients after undergoing an allogeneic hematopoietic stem cell transplant and (ii) Phase 3 trials of posoleucel – one for the treatment of virus-associated hemorrhagic cystitis and the second for the treatment of adenovirus infection – both after allogeneic hematopoietic cell transplant. In December 2023, we announced that we were undertaking a comprehensive review of our Phase 3 trials and strategic alternatives focused on maximizing shareholder value, which may include but are not limited to, the proposed merger, or the Merger, with Kalaris Therapeutics, Inc., or Kalaris, or an alternative transaction or liquidation. We have and expect to continue to devote substantial time and resources to exploring strategic alternatives that our board of directors believes will maximize stockholder value. There can be no assurances that the Merger will be successfully consummated or lead to increased stockholder value or that we will make any additional cash distributions to our stockholders.

The process of completing the Merger may be very costly, time-consuming and complex and we have incurred, and may in the future incur, significant costs related to the Merger, including legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with the Merger, which will be incurred regardless of whether the Merger is completed. These expenses will decrease the remaining cash available for use in our business.

We are not currently pursuing further clinical development of our product candidates. Resuming the development of our product candidates and any potential commercialization would require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval. Consequently, if the Merger is completed, Kalaris may choose not to spend additional resources to continue development of our product candidates and may attribute little or no value in the Merger to our product candidates. The Merger could have a variety of negative consequences, or yield unexpected results that adversely affects our business and decreases the remaining cash available for use in our business or the execution of our strategic plan. The completion of the Merger is dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends and obtaining stockholder approval. Any failure of the Merger could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our stockholders.

If the Merger is not completed in a timely fashion, this may cause reputational harm with our stockholders and the value of our securities may be adversely impacted. In addition, speculation regarding the completion of the Merger and perceived uncertainties related to our future could cause our stock price to fluctuate significantly.

If we are successful in completing the Merger, we may be exposed to other operational and financial risks.

Although there can be no assurance that the Merger will be completed, the negotiation and consummation of the Merger will require significant time on the part of our management, and the diversion of management’s attention may disrupt our business.

The negotiation and consummation of the Merger may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:

•
increased near-term and long-term expenditures;
•
exposure to unknown liabilities;
•
higher than expected acquisition or integration costs;
•
incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;
•
write-downs of assets or goodwill or incurrence of non-recurring, impairment or other charges;
•
increased amortization expenses;
•
inability to retain key employees to complete the Merger; and
•
possibility of future litigation.

Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.

If the Merger is not completed, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

If the Merger is not completed, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

Failure to complete the merger may result in either Kalaris or us paying a termination fee to the other party, and could harm our common stock price and future business and operations of each company.

If the Merger is not completed, we and Kalaris are subject to the following risks:

•
if the Merger Agreement is terminated under specified circumstances, we could be required to pay Kalaris a termination fee of $3.48 million, or Kalaris could be required to pay us a termination fee of $10.41 million;
•
the price of our common stock may decline and could fluctuate significantly; and
•
substantial costs related to the Merger may be incurred by either party, such as financial advisor, legal and accounting fees, a majority of which must be paid even if the Merger is not completed.

If the Merger Agreement is terminated and the board of directors of Kalaris or us determines to seek another business combination, there can be no assurance that either we or Kalaris will be able to find another third party to transact a business combination with, yielding comparable or greater benefits.

Some of our directors and executive officers and those of Kalaris have interests in the Merger that are different from yours and that may influence them to support or approve the Merger without regard to your interests.

Our directors and executive officers and those of Kalaris may have interests in the Merger that are different from, or in addition to, the interests of our other stockholders generally.

These interests with respect to our directors and executive officers may include, among others, acceleration of stock option or restricted stock unit vesting, retention bonus payments, extension of exercisability periods of previously issued stock option grants, severance payments if employment is terminated in a qualifying termination in connection with the Merger and rights to continued indemnification, expense advancement and insurance coverage. These interests with respect to the Kalaris directors and executive officers may include, among others, certain of Kalaris’ directors and executive officers have options, subject to vesting, to purchase shares of Kalaris common stock which, after the effective time of the Merger, will be converted into and become options to purchase shares of the common stock of the combined company; Kalaris’ executive officers are expected to continue as executive officers of the combined company after the effective time of the Merger; and all of Kalaris’ directors and executive officers are entitled to certain indemnification and liability insurance coverage pursuant to the terms of the Merger Agreement. In addition, certain of our directors and Kalaris’ directors are affiliated with investment funds which hold an interest in the other party. Further, current members of Kalaris’ board of directors will continue as directors of the combined company after the effective time of the Merger, and, following the closing of the Merger, will be eligible to be compensated as non-employee directors of the combined company pursuant to our non-employee director compensation policy that is expected to remain in place following the effective time of the Merger. The directors and executive officers own options and/or, with respect to us, RSUs, to purchase the shares of their respective companies.

Our board and the Kalaris board were aware of and considered those interests, among other matters, in reaching their decisions to approve and adopt the Merger Agreement, approve the Merger, and recommend the approval of the Merger Agreement to our stockholders and Kalaris stockholders. These interests, among other factors, may have influenced the directors and executive officers of us and Kalaris to support or approve the Merger.

Our stockholders and Kalaris’ stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

If the combined company is unable to realize the full strategic and financial benefits currently anticipated from the Merger, our stockholders and Kalaris’ stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.

Our securityholders and Kalaris’ securityholders will generally have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the completion of the Merger as compared to their current ownership and voting interests in the respective companies.

After the completion of the Merger, the our current stockholders and the current stockholders of Kalaris will generally own a smaller percentage of the combined company than their ownership of their respective companies prior to the Merger. Immediately after the Merger, our stockholders as of immediately prior to the Merger are expected to own approximately 25.05% of the outstanding shares of the combined company, former Kalaris securityholders are expected to own approximately 74.95% of the outstanding shares of the combined company. The Chief Executive Officer of Kalaris will serve as the Chief Executive Officer of the combined company following the completion of the Merger.

During the pendency of the Merger, we and Kalaris may not be able to enter into a business combination with another party on more favorable terms because of restrictions in the Merger Agreement, which could adversely affect our respective business prospects.

Covenants in the Merger Agreement impede our ability and Kalaris’ ability to make acquisitions during the pendency of the Merger, subject to specified exceptions. As a result, if the Merger is not completed, the parties may be at a disadvantage to their competitors during that period. In addition, while the Merger Agreement is in effect, each party is generally prohibited from soliciting, seeking, initiating or knowingly encouraging, inducing or facilitating the communication, making, submission or announcement of any acquisition proposal or acquisition inquiry or taking any action that could reasonably be expected to lead to certain transactions involving a third party, including a merger, sale of assets or other business combination, subject to specified exceptions. Any such transactions could be favorable to such party’s stockholders, but the parties may be unable to pursue them.

Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the transactions contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit each of us and Kalaris from soliciting competing proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances. In addition, if we terminate the Merger Agreement under specified circumstances, we could be required to pay Kalaris a termination fee of $3.48 million, or Kalaris could be required to pay us a termination fee of $10.41 million. This termination fee may discourage third parties from submitting competing proposals to us, Kalaris or their respective stockholders, and may cause the our or Kalaris’ board of directors to be less inclined to recommend a competing proposal.

Because the lack of a public market for Kalaris’ capital stock makes it difficult to evaluate the fair market value of Kalaris’ capital stock, the value of the our common stock to be issued to Kalaris stockholders may be more or less than the fair market value of Kalaris’ capital stock.

The outstanding capital stock of Kalaris is privately held and is not traded in any public market. The lack of a public market makes it difficult to determine the fair market value of Kalaris’ capital stock. Because the percentage of our equity to be issued to Kalaris stockholders was determined based on negotiations between the parties, it is possible that the value of the our common stock to be issued to Kalaris stockholders will be more or less than the fair market value of Kalaris’ capital stock.

The exchange ratio set forth in the Merger Agreement is not adjustable based on the market price of our common stock, so the merger consideration at the closing of the Merger may have a greater or lesser value than at the time the Merger Agreement was signed.

The exchange ratio set forth in the Merger Agreement assumes (a) a valuation of $116.0 million, which is subject to adjustment to the extent our net cash at closing of the Merger is above or below $100 million by more than $1 million, in which case our valuation will be adjusted on a dollar-for-dollar basis by the difference of (i) our net cash at closing of the Merger and (ii) $100 million, and (b) a valuation for Kalaris of $347 million. Applying the exchange ratio formula in the Merger Agreement, the former Kalaris equityholders immediately before the Merger are expected to own approximately 74.95% of the outstanding capital stock of the combined company immediately following the Merger, and our stockholders immediately before the Merger are expected to own approximately 25.05% of the outstanding capital stock of the combined company immediately following the Merger, in each case, subject to certain assumptions detailed in the Merger Agreement. Under certain circumstances further described in the Merger Agreement, however, these ownership percentages may be adjusted upward or downward based on our cash levels at the closing of the Merger, and as a result, either our stockholders or the Kalaris stockholders could own less of the combined company than expected.

Any changes in the market price of our common stock before the completion of the Merger will not affect the number of shares of our common stock issuable to Kalaris’ stockholders pursuant to the Merger Agreement. Therefore, if before the completion of the Merger the market price of our common stock declines from the market price on the date of the Merger Agreement, then Kalaris’ stockholders could receive merger consideration with substantially lower value than the value of such merger consideration on the date of the Merger Agreement. Similarly, if before the completion of the Merger the market price of our common stock increases from the market price of our common stock on the date of the Merger Agreement, then Kalaris’ stockholders could receive merger consideration with substantially greater value than the value of such merger consideration on the date of the Merger Agreement. The Merger Agreement does not include a price-based termination right.

Our ability to consummate the Merger depends on our ability to retain the employees required to consummate such transaction.

Our ability to consummate the Merger depends upon our ability to retain the employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. In connection with the evaluation of strategic alternatives and in order to extend our resources, we implemented a reduction in our workforce by approximately 95%, which was primarily completed in the first quarter of 2024 and was substantially completed by April 15, 2024. The Merger process is supported by our deep and broad experience at the board of directors, executive management and supporting staff levels. Our cash conservation activities may yield unintended consequences, such as attrition beyond our workforce reduction plan and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully complete the Merger depends in large part on our ability to retain certain of our remaining personnel. If we are unable to successfully retain our remaining personnel, we are at risk of a disruption to the Merger process as well as business operations.

Our cash preservation activities, including the workforce reduction plan, may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In first quarter of 2024, we implemented our workforce reduction plan. In connection with the workforce reduction plan, we incurred costs of approximately $13 million, which are primarily one-time severance benefits. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, our workforce reduction plan may be disruptive to our operations. For example, headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of remaining employees.

Due to our limited resources, we may not be able to effectively manage our operations, which may result in weaknesses in our infrastructure, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees. For example, our limited resources and workforce reduction may negatively impact efforts to winddown our clinical trial activities or expose us to cybersecurity risks, which could result in unexpected costs and expenses and have a material adverse effect on our business, financial condition and prospects.

We may become involved in litigation, including securities class action litigation, that could divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, litigation, including securities class action litigation, has often followed certain significant business transactions, such as a Merger, or the announcement of negative events, such as negative results from clinical trials. These events may also result in investigations by the U.S. Securities and Exchange Commission, or the SEC. We may be exposed to such litigation in connection with the Merger even if no wrongdoing occurred.

Furthermore, the stock market in general, and Nasdaq and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. The market price of our common stock may be volatile, and we may be the target of this type of litigation in the future.

Litigation is usually expensive and diverts management’s attention and resources from other business concerns, which could adversely affect our business and cash resources and our ability to consummate the Merger or the ultimate value our stockholders receive in any such transaction.

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

In addition, certain states have enacted or proposed comprehensive consumer privacy legislation, such as the California Consumer Privacy Act (“CCPA”), to govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the CCPA created comprehensive individual privacy rights for California consumers (as defined in the law) and placed increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA went into effect on January 1, 2020 and the California State Attorney General became empowered to commence enforcement actions against violators as of July 1, 2020. Further, as of January 1, 2023, the California Privacy Rights Act (“CPRA”), created additional obligations with respect to processing and storing personal information. The CCPA and similar comprehensive state consumer privacy laws, both proposed and enacted, could increase our potential liability and adversely affect our business. We will continue to monitor developments related to both enacted and proposed comprehensive state consumer privacy laws, for which we anticipate additional costs and expenses associated with compliance. In addition to these comprehensive consumer privacy laws, a small number of states have also enacted laws focused on particular aspects of privacy. For example, the state of Washington has enacted a law, which went into effect on March 31, 2024, that regulates the privacy of medical and health related information not subject to HIPAA, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. A small number of states have also passed laws that regulate biometric information.

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

As of September 30, 2024, we had 8 employees. If we resume development of our product candidates, our development and commercialization plans and strategies develop, and as we continue to operate as a public company, we would expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

Risks Related to our Business

We may be unable to adequately protect our information systems from security incidents, breaches, and compromises, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our platform and product discovery efforts, we may collect and use a variety of personal data, such as name, mailing address, email addresses, phone number and clinical trial information. A successful security incident, breach or compromise could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, ransomware, denial-of-service, social engineering fraud (e.g., phishing attacks) or other means to threaten data security, confidentiality, integrity and availability. A successful security incident, breach or compromise could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that security incidents, breaches and compromises are a threat, and there can be no assurance that our efforts will prevent information security incidents or breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate cybersecurity incidents, breaches or compromises, or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state law, such as state breach notification laws, federal law, such as HIPAA, as amended by HITECH, and international law, such as the GDPR, and may result in government inquiries, investigations, or fines. Any of the foregoing may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business.

In addition, the computer systems of various third parties on which we rely, including our CROs and other contractors, consultants and law and accounting firms, may sustain damage from computer viruses, unauthorized access, cybersecurity incidents, compromises or data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. We rely on our third-party providers to implement effective security measures and identify and correct any such failures, deficiencies or cybersecurity incidents or breaches. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate cybersecurity incidents, breaches, or compromises or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such cybersecurity incidents or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business. We also cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or be available in sufficient amounts to cover one or more large claims, or that our insurers will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds our available insurance coverage or changes in our insurance policies, including premium increases, or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our business and results of operations.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses were $190.4 million and $168.7 million for the years ended December 31, 2023 and 2022, respectively. As of September 30, 2024, we had an accumulated deficit of $696.7 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

We had cash, cash equivalents and short-term investments of $121.9 million as of September 30, 2024. We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Any of our current or future license agreements may also be terminated if we are unable to meet the payment or other obligations under the agreements.

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

Our IPO closed on August 3, 2020. Prior to our IPO, there was no public market for shares of our common stock. Although we have completed our IPO and shares of our common stock are listed and trading on The Nasdaq Capital Market, an active trading market for our shares may never develop or be sustained. Our stockholders may not be able to sell shares quickly or at the market price if trading in shares of our common stock is not active. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration.

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

On February 9, 2024, we received a letter from the Listing Qualifications Department, or the Staff, of the Nasdaq Stock Market, or Nasdaq, notifying us that, for the last 30 consecutive business days, our common stock had not maintained a minimum closing bid price of $1.00 per share, or the Minimum Bid Price Requirement, pursuant to Nasdaq Listing Rule 5450(a)(1). The Nasdaq letter did not result in the immediate delisting of our common stock from The Nasdaq Global Select Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), or the Compliance Period Rule, we have been provided an initial period of 180 calendar days, or until August 7, 2024, or the Compliance Date, to regain compliance with the Minimum Bid Price Requirement.

The Company had not regained compliance with the Minimum Bid Price Requirement, and, subsequently, on August 6, 2024, pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(i), we applied to transfer the common stock to The Nasdaq Capital Market, or the Capital Market. On August 14, 2024, the stock was transferred to the Capital Market, and we were afforded an additional 180-calendar day period, or until February 3, 2025, to regain compliance with the Minimum Bid Price Requirement.

If at any time during this additional time period the closing bid price of the Company’s security is at least $1 per share for a minimum of 10 consecutive business days, we will provide written confirmation of compliance and this matter will be closed. Please note that if the Company chooses to implement a reverse stock split, it must complete the split no later than ten business days prior to the expiration date in order to regain compliance.

If compliance cannot be demonstrated by February 3, 2025, or we do not comply with the terms of this extension, Staff will provide written notification that the Company’s securities will be delisted. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Hearing Panel, or the Panel. We expect that our stock would remain listed pending the Panel’s decision. There can be no assurance that, if we do appeal the Staff’s delisting determination to the Panel, such appeal would be successful.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement. However, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement or maintain compliance with any of the other Nasdaq continued listing requirements.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval.

Our executive officers, directors, and 5% stockholders beneficially owned approximately 73% of our common stock as of September 30, 2024. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which will require, among other things, that we file with the SEC annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Capital Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

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

AlloVir, Inc.

Date: November 12, 2024	By:	/s/ Diana Brainard
Diana Brainard
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Vikas Sinha
Vikas Sinha
President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)