Form 10-K
period 2024-12-31
Allovir, Inc.
filed 2025-03-07
CIK 1754068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $58.8 million based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 28, 2024, the last business day of the registrant's most recently completed second quarter. In determining the market value of non-affiliate common stock, shares of the Registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock, par value $0.0001 per share, outstanding as of February 28, 2025 was 5,043,357.

i

Special Note

On January 15, 2025, we effected a 1-for-23 reverse stock split of our common stock either issued and outstanding or held as treasury stock. As a result of the reverse stock split, every 23 shares of issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. No fractional shares were issued as a result of the reverse stock split. Stockholders who would otherwise have been entitled to receive fractional shares as a result of the reverse stock split were entitled to a cash payment in lieu thereof at a price equal to the fraction to which the stockholder would otherwise be entitled multiplied by the closing sales price per share of our common stock (as adjusted for the reverse stock split) on The Nasdaq Capital Market on January 15, 2025, the last trading day immediately preceding the effective time of the reverse stock split.

Unless otherwise indicated, all historical share and per share amounts in this Annual Report on Form 10-K have been adjusted to reflect the reverse stock split. Proportionate adjustments were made to the per share exercise price and the number of shares of common stock that may be purchased upon exercise of outstanding stock options and restricted stock units, and the number of shares of common stock reserved for future issuance under our 2020 Stock Option and Grant Plan and 2020 Employee Stock Purchase Plan.

Summary of Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in the section entitled “Risk Factors.” These risks include, but are not limited to, the following:

•
We may not be successful in consummating the proposed merger, or the merger, with Kalaris Therapeutics, Inc.
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
•
With certain of our operating assets sold, written-off or disposed of, we are considered a “shell company” under federal securities laws and are subject to more stringent reporting requirements.

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
•
the timing of any investigational new drug application, or IND, submission to the U.S. Food and Drug Administration, or FDA, for our product candidates, including ALVR107;
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

In addition, statements that “we believe” or “AlloVir believes” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

PART I

Item 1. Business

Overview

AlloVir, Inc. (“AlloVir”) is a biopharmaceutical company. AlloVir’s initial focus was on developing highly innovative allogeneic T cell therapies to treat and prevent devastating viral diseases. AlloVir’s innovative and proprietary virus-specific T cell (“VST”) therapy platform allows AlloVir to generate off-the-shelf VSTs designed to restore immunity in patients with T cell deficiencies who are at risk from the life-threatening consequences of viral diseases. This included: (1) posoleucel (ALVR105), an investigational off-the-shelf multi-virus-specific T cell therapy, which targeted six viral pathogens in immunocompromised individuals: adenovirus (“AdV”), BK virus (“BKV”), cytomegalovirus (“CMV”), Epstein-Barr virus (“EBV”), human herpesvirus-6 (“HHV-6”) and JC virus (“JCV”); (2) ALVR106, an allogeneic, off-the-shelf VST therapy candidate developed to target devastating diseases caused by four respiratory viruses: human metapneumovirus (“hMPV”), influenza, parainfluenza virus (“PIV”) and respiratory syncytial virus (“RSV”); and (3) ALVR107, an allogeneic, off-the-shelf VST therapy candidate designed to target hepatitis B (“HBV”)-infected cells with the aim of curing chronic HBV infections. On December 22, 2023, AlloVir announced the discontinuation of three Phase 3 registrational trials of posoleucel following separate, pre-planned Data Safety Monitoring Board, futility analyses that concluded the studies were unlikely to meet their primary endpoints. Specifically, AlloVir discontinued a multicenter, randomized, double- blind, placebo-controlled Phase 3 trial comparing posoleucel to placebo for the prevention of infection or disease due to AdV, BKV, CMV, EBV, HHV-6, or JCV in high-risk adult and pediatric patients after undergoing an allogeneic hematopoietic stem cell transplant. AlloVir also discontinued two multicenter, randomized, double- blind, placebo-controlled Phase 3 trials of posoleucel – one for the treatment of virus-associated hemorrhagic cystitis and the second for the treatment of adenovirus infection—both after allogeneic hematopoietic cell transplant. At this time, AlloVir does not intend to resume development of posoleucel or any other product candidates. In December 2023, AlloVir announced the decision to conduct a comprehensive review of strategic alternatives focused on maximizing shareholder value. AlloVir also engaged Leerink Partners LLC as its exclusive strategic financial advisor to assist in the process of exploring strategic alternatives, including the merger with Kalaris Therapeutics, Inc. (“Kalaris”).

In connection with the evaluation of strategic alternatives and to maximize capital preservation, AlloVir implemented a plan to reduce its workforce by approximately 95%. This workforce reduction plan was approved in January 2024, took place primarily during the first quarter of 2024, and was substantially completed by April 15, 2024.

On November 7, 2024, AlloVir, Kalaris and Aurora Merger Sub, Inc., a wholly-owned subsidiary of AlloVir (“Merger Sub”) entered into an agreement and plan of merger (the “merger agreement”), which contains the terms and conditions of the proposed merger. Pursuant to the Merger Agreement, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, at the effective time of the Merger (as defined below), Merger Sub will merge with and into Kalaris, with Kalaris surviving as a wholly-owned subsidiary of AlloVir. This transaction is referred to in this Annual Report on Form 10-K as the “merger.” At the effective time of the merger, AlloVir is expected to change its name to “Kalaris Therapeutics, Inc.” and continue to be listed on The Nasdaq Capital Market, but trade under the ticker symbol “KLRS”. The surviving corporation following the merger is referred to in this Annual Report on Form 10-K as the “combined company.”

The merger is expected to close in the first quarter of 2025, subject to the satisfaction or waiver of various conditions, by each of the parties, at or prior to the closing of the merger, including, among other things, (i) the approval by AlloVir stockholders of (a) the issuance of shares of AlloVir common stock, which represent more than 20% of the shares of AlloVir common stock outstanding immediately prior to the merger, to Kalaris stockholders pursuant to the terms of the merger Agreement and pursuant to Nasdaq Listing Rule 5635(a) and (b) the change of control of AlloVir resulting from the merger, (ii) the adoption of the merger agreement by the requisite Kalaris stockholders, (iii) AlloVir’s net cash at the closing of the merger being no less than $95.0 million and (iv) other customary closing conditions. The merger was unanimously approved by the AlloVir board of directors. AlloVir is holding a special meeting of its stockholders on March 12, 2025, at 9:00 AM Eastern Time unless postponed or adjourned to a later date, in order to obtain the stockholder approvals necessary to complete the merger and related matters. If the merger is completed, the business of Kalaris will continue as the business of the combined company.

At the effective time of the merger, each issued and outstanding share of Kalaris common stock will be converted into the right to receive a certain number of shares of AlloVir common stock based on an exchange ratio (the “exchange ratio”). Under the exchange ratio formula in the merger agreement, upon closing of the merger, on a pro forma basis and based upon the number of shares of AlloVir common stock expected to be issued in the merger, it is expected that pre-merger Kalaris stockholders will own approximately 75.34% of the combined company and pre-merger AlloVir stockholders will own approximately 24.66% of the combined company, in each case, on a fully-diluted basis (excluding any shares reserved for future equity awards). Under certain circumstances, the ownership percentages may be adjusted upward or downward based on the level of AlloVir’s net cash at the closing of the merger.

The exchange ratio, and related pro forma ownership, assumes (a) a valuation of AlloVir of $116.0 million, which is subject to adjustment to the extent that AlloVir’s net cash at closing of the merger is above or below $100.0 million by more than $1.0 million (provided that AlloVir’s net cash at closing of the merger shall be no less than $95.0 million), in which case AlloVir’s valuation will be adjusted on a dollar-for-dollar basis by the difference of (i) its net cash at closing of the merger and (ii) $100.0 million, and (b) a valuation for Kalaris of $347.0 million.

Pursuant to the merger agreement, Kalaris is permitted to enter into a series of financings to fund its operations prior to the closing of the merger in an amount not to exceed $15.0 million in the aggregate on a to be converted post-money basis, with up to $7.5 million to be provided by AlloVir and up to $7.5 million to be provided by existing Kalaris stockholders (the “Additional Permitted Bridge Financing”). On January 10, 2025, as a part of the first tranche of the Additional Permitted Bridge Financing, Kalaris issued a convertible promissory note in an aggregate principal amount of up to $7.5 million to AlloVir (the “AlloVir Note”) under which AlloVir funded a principal amount of $3.75 million, and Kalaris issued convertible promissory notes in an aggregate principal amount of $3.75 million to existing Kalaris stockholders. Prior to the closing of the merger, Kalaris has the opportunity to receive an additional $7.5 million in the second tranche of the Additional Permitted Financing of which $3.75 million would be provided by existing Kalaris stockholders and the remaining $3.75 million would be provided by AlloVir. However, Kalaris no longer expects the second tranche of the Additional Permitted Financing to be funded. Upon the closing of the merger, the AlloVir Note will be cancelled and the aggregate amount outstanding under the AlloVir Note will be added to AlloVir’s net cash.

If AlloVir is unable to satisfy certain closing conditions to the merger agreement, or if other mutual closing conditions to the merger agreement are not satisfied, Kalaris will not be obligated to complete the merger. If the merger agreement is terminated under specified circumstances, AlloVir could be required to pay Kalaris a termination fee of $3.48 million or Kalaris could be required to pay AlloVir a termination fee of $10.41 million. In addition, in certain circumstances upon the termination of the merger agreement, AlloVir could be required to pay the reasonable costs and expenses of Kalaris in an amount not to exceed $580,000, or Kalaris could be required to pay AlloVir’s reasonable costs and expenses in an amount not to exceed $580,000.

AlloVir and Kalaris believe that combining the two companies will result in a combined company with promising science, a strong leadership team and substantial capital resources, positioning it to become a biopharmaceutical company focused on developing Kalaris’ lead product candidate, TH103.

AlloVir expects to devote significant time and resources to the completion of the merger. If the merger is not completed, AlloVir will reconsider its strategic alternatives and may pursue one of the following courses of action, which AlloVir currently believes are the most likely alternatives if the merger is not completed:

•
Pursue another strategic transaction similar to the merger. AlloVir may resume its process of evaluating other candidate companies interested in pursuing a strategic transaction and, if a candidate is identified, focus its attention on negotiating and completing such a strategic transaction with such candidate.
•
Continue to operate its business. AlloVir could elect to continue to operate its business and pursue licensing or partnering transactions. To continue to operate its business, AlloVir would require a significant amount of time and financial resources, and AlloVir would be subject to all the risks and uncertainties involved in the development of product candidates. There is no assurance that AlloVir could raise sufficient capital to support these efforts, that its development efforts would be successful or that it could successfully obtain the regulatory approvals required to market any product candidate it pursued.
•
Dissolve and liquidate its assets. If AlloVir is unable, or does not believe that it is able, to find a suitable candidate for another strategic transaction, AlloVir may dissolve and liquidate its assets. In that event, AlloVir would be required to pay all of its debts and contractual obligations and to set aside certain reserves for commitments and contingent liabilities. If AlloVir dissolves and liquidates its assets, there can be no assurance as to the amount or timing of available cash that will remain for distribution to AlloVir’s stockholders after paying AlloVir’s debts and other obligations and setting aside funds for commitments and contingent liabilities.

AlloVir’s future operations are highly dependent on the success of the merger and there can be no assurances that the merger will be consummated successfully. There can be no assurance that the strategic review process or any transaction relating to a specific asset, including the merger or any AlloVir asset sale, will result in AlloVir pursuing such a transaction(s), or that any transaction(s), if pursued, will be completed on terms favorable to AlloVir and its stockholders in the existing AlloVir entity or any possible entity that results from a combination of entities. If the strategic review process is unsuccessful, its board of directors may decide to pursue a dissolution and liquidation of AlloVir.

AlloVir’s proprietary VST manufacturing platform enables the rapid, robust and reproducible generation of single-virus and multi-virus specific cell therapeutic candidates for clinical use. AlloVir’s VST production process selectively expands polyclonal (CD4+ helper and CD8+ cytotoxic) virus-targeted T-cell populations. The critical components of AlloVir’s off-the-shelf VST platform, for which patents are issued and/or pending, include:

•
Methods of identifying immunodominant viral antigens in target viruses;
•
CytokinTM, AlloVir’s selection algorithm to identify healthy donors from whom to generate VSTs that provide coverage to over 95% of patients in AlloVir’s targeted populations;

•
Methods of rapidly and selectively expanding polyclonal VSTs ex vivo; and
•
CytomatchTM, AlloVir’s algorithm to choose the appropriate partially human leukocyte antigen (“HLA”)-matched off-the-shelf VST therapy to deliver to each patient.

AlloVir has applied this expertise in the development of additional product candidates that may benefit high-risk individuals:

•
ALVR106 is AlloVir’s second off-the-shelf, multi-VST product candidate that targets devastating respiratory diseases caused by hMPV, influenza, PIV, and RSV. A Phase 1b/2 proof of concept clinical study of ALVR106 has completed enrollment of patients in Part A of the trial. AlloVir has stopped development of ALVR106, including discontinuing the trial pending the outcome of its review of strategic alternatives.
•
ALVR107 is AlloVir’s preclinical stage product candidate designed to target HBV-infected cells and with the aim of curing chronic HBV infections. Preclinical and investigational new drug application (“IND”)-enabling studies of ALVR107 to treat and cure HBV were completed in 2022 to support advancement into a proof of concept (“POC”) study. AlloVir has stopped clinical development of ALVR107 pending the outcome of AlloVir’s review of strategic alternatives.

AlloVir’s Highly Innovative Allogeneic VST Therapy Candidates

AlloVir’s pipeline of allogeneic, off-the-shelf VST therapy candidates is designed to restore virus-specific T-cell immunity in patients suffering from, or at risk for, life-threatening viral diseases. AlloVir’s proprietary VST therapy platform can be used to generate allogeneic cell therapies targeting single or multiple viruses at commercial scale. AlloVir owns worldwide development and commercialization rights to all of AlloVir’s cell therapies.

Posoleucel

AlloVir’s lead product candidate, posoleucel, is a multi-VST therapy targeting six viral pathogens: AdV, BKV, CMV, EBV, HHV-6 and JCV, which has the potential to fundamentally transform the treatment landscape for immunocompromised individuals.

AlloVir’s initial focus was to develop posoleucel in immunocompromised hematopoietic cell transplantation (“HCT”) and solid organ transplantation (“SOT”) patients who are at high risk for life-threatening viral infections as follows:

•
Treatment of virus-associated hemorrhagic cystitis (“HC”) (BKV and/or AdV) in HCT patients
•
Treatment of AdV infections in HCT patients
•
Prevention of multi-virus infections (AdV, BKV, CMV, EBV, HHV-6 and JCV) in HCT patients
•
Treatment of BKV infections in kidney transplant patients

Based on the strength of the posoleucel Phase 2 data for both treatment and prevention, the FDA granted posoleucel Regenerative Medicine Advanced Therapy (“RMAT”) designation for three indications—for the treatment of HC caused by BKV, for the treatment of AdV infection in adults and children following allo-HCT, and for the prevention of clinically significant infections and disease caused by posoleucel’s six target viruses. Similarly, based on data generated from the Phase 2 POC treatment trial and the critical medical need, the European Medicines Agency (“EMA”) has granted posoleucel PRIority Medicines (“PRIME”), designation for the treatment of serious infections with AdV, BKV, CMV, EBV and HHV-6. Posoleucel was one of the first seven investigational therapies to receive both PRIME and RMAT designations and, to AlloVir’s knowledge, is the only investigational therapy to receive three RMAT designations. In addition, the FDA also granted posoleucel Orphan Drug Designation for the treatment of virus-associated HC, and the EMA granted Orphan Medicinal Product designation to posoleucel for its targeted viruses in HCT patients, including for the potential prevention of infections or disease by these viruses.

ALVR106: VST Therapy for the Treatment of Patients with Respiratory Viruses

Acute respiratory tract infections due to respiratory viruses including RSV, influenza, PIV, and hMPV are a major public health concern. For example, RSV-induced bronchiolitis is the most common reason for hospital admission in children less than one year of age. The lack of approved antiviral agents to treat many respiratory viruses underscores the need for alternative treatment and prevention strategies.

ALVR106 is an allogeneic, off-the-shelf VST therapy designed to treat or prevent four common respiratory viruses, RSV, influenza, PIV, and hMPV. A Phase 1/2 proof of concept clinical trial of ALVR106 to target severe respiratory diseases in high-risk populations was initiated in 2022. Part A of the trial completed enrollment, however AlloVir has discontinued this trial pending the outcome of AlloVir’s review of strategic alternatives.

ALVR107: VST Therapy for the Treatment of Hepatitis B Virus

Hepatitis B Virus

The global prevalence of HBV has been estimated to be between 292 and 360 million people with approximately 260 million people living with chronic HBV infection.

Chronic HBV infection is associated not only with significant morbidity and mortality, but also with weak or absent endogenous HBV-specific T-cell reactivity. In contrast, clinical recovery and effective antiviral therapy are associated with sustained viral control by HBV-specific T cells. An off-the-shelf VST therapy that could enable functional cure of HBV would meet a critical unmet medical need.

ALVR107

ALVR107 is an allogeneic, off-the-shelf VST therapy designed to lead to functional cure of patients with HBV. ALVR107 is comprised of a bank of VSTs manufactured from eligible third-party healthy donors who are pre-screened for infectious agents and disease risk factors. These donors are chosen to reflect and accommodate the HLA diversity of the patient population. Preclinical and IND-enabling studies of ALVR107 to treat and cure HBV were completed in 2022 to support advancement into a POC study.

Competition

The biopharmaceutical industry is characterized by rapidly advancing technologies, intense competition and strong emphasis on proprietary products. While AlloVir believes that its innovative and proprietary technology, the expertise of its executive and scientific team, and its access to cell therapy process development and manufacturing expertise at ElevateBio and BaseCamp provide the company with competitive advantages,

AlloVir faces potential competition from many different sources, including pharmaceutical and biotechnology companies, academic institutions and public and private research institutions. VST therapies that AlloVir may successfully develop and commercialize may compete with existing therapies and new therapies that may become available in the future.

Many of AlloVir’s competitors, either alone or with their collaborators, may have a more established presence in the market and significantly greater financial, technical and human resources than it has. The competitors also compete with AlloVir in recruiting and retaining qualified scientific, sales, marketing and management personnel. Smaller or early-stage companies may also prove to be significant competitors through collaborative arrangements with large and established companies.

AlloVir’s commercial potential could be reduced or eliminated if its competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, or are less expensive than any product(s) that AlloVir may develop. AlloVir’s competitors may also obtain FDA or other regulatory approval for their products faster than AlloVir may obtain approval for its product(s), which could result in AlloVir’s competitors establishing a strong market position before AlloVir is able to enter the market or make its development more complicated.

Cell Therapies

There are currently no FDA-approved cell therapies for treating or preventing the viral diseases and infections AlloVir is targeting. Atara Biotherapeutics, Inc.’s Ebvallo™ (tabelecleucel), an off-the-shelf, allogeneic T-cell immunotherapy, for HCT and SOT patients with EBV+PTLD (EBV-associated post-transplant lymphoproliferative disease), received European marketing authorization in December 2022.

Antivirals

There are currently no FDA or EMA-approved antiviral therapies for treating most viral diseases and infections in the post-transplant setting, and current antiviral therapies are associated with significant toxicity, including renal insufficiency and bone marrow suppression. Despite the availability of antivirals for some of the viral diseases AlloVir is targeting, patients continue to experience high levels of morbidity and mortality. Additionally, the effectiveness of these antivirals is limited due to the emergence of drug resistance. Similarly, there are limitations to prophylactic approaches, such as vaccines, which may not work well in immunosuppressed patients, the elderly, and the very young who are unable to mount an effective immune response.

Intellectual Property

AlloVir strives to protect its intellectual property, including by obtaining, maintaining, defending, and enforcing patent protection in the United States and internationally for AlloVir’s proprietary technology, improvements, platforms, product candidates and components thereof, novel biological discoveries, new therapeutic approaches and potential indications, and other inventions that are important to AlloVir’s business. For AlloVir’s product candidates, generally AlloVir initially pursues patent protection covering compositions of matter, methods of production, and methods of use. Throughout the development of its product candidates, AlloVir will seek to identify additional means of obtaining patent protection that would potentially enhance commercial success, including through additional pharmaceutical formulations, methods of use and production.

As of December 31, 2024, AlloVir’s patent portfolio includes ten patent families exclusively in-licensed from Baylor College of Medicine (“BCM”) in AlloVir’s field (one of which is co-owned by AlloVir) and one patent family wholly owned by AlloVir. These families include issued and pending patents related generally to allogeneic, off-the-shelf, single and multi-VST cell therapies, and specifically to posoleucel, ALVR106 and ALVR109, various potential preclinical product candidates including ALVR107 and ALVR108, and clinical and backup processes for generating VST-cell products and banks. Specifically, AlloVir wholly owns two pending PCT applications and exclusively in-licenses at least seven issued U.S. patents, 74 patents issued in foreign jurisdictions, and 71 patent applications pending worldwide. AlloVir’s issued patents are expected to expire between 2030 and 2038, and any patents that may issue from AlloVir’s pending patent applications are expected to expire between 2030 and 2043, absent any patent term adjustments or extensions. As to the patent term extension to restore patent term lost during product development and the FDA regulatory review process, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval.

AlloVir’s portfolio related to posoleucel includes two patent families exclusively in-licensed from BCM, directed to multi-VST compositions and methods of making and using such compositions therapeutically. The first family includes two issued U.S. patents with claims directed to AlloVir’s clinical and backup methods of making multi-VST cell lines and related patent applications are pending in the U.S. and Europe. Patents in this family are expected to expire in 2030, absent any patent term adjustments or extensions. The second family includes one issued U.S. patent with claims directed to methods of making posoleucel, one issued European patent with claims directed to methods of making multi-VST compositions including posoleucel and ALVR106, and a second issued European patent with claims directed to compositions of multi-VST compositions including posoleucel and ALVR106, made via such methods. The first European patent is validated in 19 European states, and the second in 21 European States, each including Denmark, France, Germany, Spain and the United Kingdom (“UK”). Related patent applications are pending in the U.S. and in Europe. Patents in this family are expected to expire in 2033, absent any patent term adjustments or extensions as noted above. AlloVir’s portfolio related to posoleucel also includes one patent family wholly owned by AlloVir with two pending PCT applications directed to doses and dosing regimens for treating BK viremia and BK disease in subjects, including solid organ transplant patients using VST compositions such as posoleucel. As part of AlloVir’s alternative strategic direction, AlloVir has decided not to proceed with nationalizing and prosecuting these PCT applications, and it is expected that they will be abandoned.

AlloVir’s portfolio related to its ALVR106 product candidate includes the two patent families discussed above with respect to posoleucel as well as a patent family directed to the ALVR106 product and methods of making and using the same therapeutically. This patent family includes one U.S. pending patent application and pending patent applications in Australia, Canada, Europe, and Japan. Any patents that may issue from this patent application are expected to expire in 2040, absent any patent term adjustments or extensions. Additionally, AlloVir’s portfolio related to its ALVR106 product candidate includes a patent family with one granted U.S. patent and other applications pending in ex-U.S. jurisdictions with claims directed to VSTs targeting ALVR106 antigens hMPV and PIV. The U.S. patent, and any patents that may issue from the pending patent applications are expected to expire in 2036, absent any patent term adjustments or extensions.

AlloVir’s portfolio licensed from BCM also includes a patent family related to its ALVR109 product candidate and methods of treating COVID-19 and other coronavirus infections using the same. This patent family includes one U.S. pending patent application, and 1 pending patent applications in Europe. Any patents that may issue from the patent applications in this family are expected to expire in 2041, absent any patent term adjustments or extensions.

As part of AlloVir’s alternative strategic direction, AlloVir has decided to abandon its patent family licensed from BCM related to VST compositions, including its ALVR107 and ALVR108 product candidates, and methods of making and using the same therapeutically. The PCT application in this patent family was allowed to expire with no nationalizations filed, and AlloVir presently intends to allow the pending application in Taiwan to passively abandon.

AlloVir’s portfolio further includes other patent families related to its VST technologies. For example, AlloVir’s portfolio includes one patent family that includes one pending patent application in each of the U.S. and Europe related to AlloVir’s process of selecting donors for VST generation and AlloVir’s methods of matching patients with suitable VST-cell lines; one patent family that includes one pending patent application in each of the U.S. and Europe related to methods for the prophylactic treatment of viral infections; one patent family with one issued U.S. patent, five issued foreign patents, and pending patent applications in the U.S. and foreign jurisdictions including Australia, Canada, Europe, and Japan, directed to methods of identifying peptides that are likely to be immunogenic or, as is discussed already above, directed to VSTs targeting ALVR106 antigens hMPV and PIV; one patent family including one pending patent application in each of the U.S. and Europe directed to universal antigen-specific T cells compositions and methods of making and using the same; and one patent family including 12 issued patents (including a European patent validated in 7 European states) and 2 pending patent applications with claims directed to methods of rapidly expanding T-cells. Patents in the T-cell expansion family are expected to expire in 2032, and any patents that may issue from the immunogenicity family, the donor selection family, the methods for prophylactic treatment family, or the universal antigen- specific T cell family are expected to expire in 2036, 2040, 2040, and 2041, respectively, absent any patent term adjustments or extensions.

Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued for regularly filed applications in the United States are granted a term of 20 years from the earliest effective non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the U.S. Patent and Trademark Office (the “USPTO”), delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as noted, as to the FDA component, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval.

AlloVir also relies on trade secrets relating to product candidates and seek to protect and maintain the confidentiality of proprietary information to protect aspects of its business that are not amenable to, or that it does not consider appropriate for, patent protection. It is AlloVir’s policy to require its employees, consultants, outside scientific partners, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with AlloVir. These agreements provide that all confidential information concerning AlloVir’s business or financial affairs developed or made known to the individual during the course of the individual’s relationship with AlloVir is to be kept confidential and not disclosed to third parties except in specific circumstances. AlloVir’s agreements with employees and consultants also provide that all inventions conceived by the employee or consultant in the course of employment or consulting relationships with AlloVir or from the employee’s or consultant’s use of AlloVir’s confidential information are AlloVir’s exclusive property and require such employees and consultants to assign their title, right and interest in such inventions to AlloVir. Although AlloVir takes steps to protect its proprietary information and trade secrets, including through such contractual means with its employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to AlloVir’s trade secrets, including through breaches of such agreements with AlloVir’s employees and consultants. Thus, AlloVir may not be able to meaningfully protect its trade secrets.

Sponsored Research, Collaboration, License and Other Agreements

Amended and Restated Exclusive License Agreement with BCM

In June 2017, AlloVir signed a License Agreement (the “License Agreement”), with BCM, whereby AlloVir acquired a royalty-bearing, worldwide, exclusive license to BCM’s rights in Subject Technology and related patent rights in the field of viral infection. In May 2020, AlloVir entered into an amended and restated exclusive license agreement (the “A&R License Agreement”), with BCM, pursuant to which AlloVir obtained (a) an exclusive worldwide license, with the right to sublicense, under certain patent rights and other intellectual property rights of BCM, to make, have made, use, market, sell, offer to sell, lease, import and export products in a particular field, except that such license is non-exclusive within a particular subfield, and in addition with respect to certain patent rights such license is limited to two particular subfields, and (b) an exclusive, worldwide sublicense, with the right to further sublicense, under all patent rights and other intellectual property rights that are exclusively licensed to BCM by a certain third party licensor, to make, have made, use, market, sell, offer to sell, lease, import and export products in the same field. AlloVir’s rights are subject to the rights of the U.S. government and certain rights retained by BCM.

Unless earlier terminated, the A&R License Agreement will expire on a country-by-country basis with respect to a product upon the later of (a) the expiration of the last to expire valid claim of a patent or patent application covering such product in such country or (b) 10 years after the first commercial sale of such product in such country. AlloVir may terminate the A&R License Agreement in its entirety at any time for convenience upon a certain number of days’ written notice. BCM may terminate the A&R License Agreement in its entirety for AlloVir’s uncured material default.

BCM maintains control of all filing, prosecution and maintenance of its patent rights licensed by AlloVir, and AlloVir is responsible for all related costs and expenses during the term of the agreement. AlloVir also reimbursed BCM for costs and expenses (including reasonable legal fees and expenses) incurred prior to the effective date of the agreement with respect to the filing, prosecution and maintenance of the patent rights licensed by AlloVir. If BCM licenses the patent rights licensed by AlloVir to third parties for additional fields of use, AlloVir’s responsibility for patent-related costs and expenses will be reduced on a pro-rata basis.

Under the A&R License Agreement, AlloVir must use commercially reasonable efforts to develop and commercialize one or more products in certain countries. As partial consideration for the rights conveyed by BCM under the original agreement executed in June 2017, AlloVir paid BCM a non-refundable license fee of $250,000. During the term of the A&R License Agreement, AlloVir is obligated to pay BCM a non-refundable annual license maintenance fee of $20,000 on the first through fourth anniversaries of the original agreement date and $40,000 beginning on the fifth anniversary of the original agreement date, but beginning with the fifth anniversary of the original agreement date, license maintenance fees are fully creditable against royalty revenue due in the applicable year. AlloVir is required to pay certain milestone payments upon the achievement of specified clinical, regulatory, and sales milestones. In the event that AlloVir is able to successfully develop, launch and commercialize a product under the A&R License Agreement, total milestone payments could exceed $40.0 million. BCM is also eligible to receive tiered royalties at percentage rates ranging from less than 1% to the low single-digits, on net sales of any products that are commercialized by AlloVir or AlloVir’s sublicensees that incorporate, utilize or are made with the use of, the intellectual property licensed by AlloVir. To the extent AlloVir sublicenses its license rights under the A&R License Agreement, BCM would be eligible to receive tiered sublicense income at percentage rates in the mid-single to low double-digits.

In November 2020, AlloVir entered into the First Amendment (the “License Amendment”), to the A&R License Agreement. Under the License Amendment, AlloVir assumed responsibility from BCM for the filing, prosecution and maintenance of the patent rights licensed by AlloVir from BCM under the A&R License Agreement that are in common with the License Agreement. Further, BCM also transferred to AlloVir the right of enforcement against third parties for any suspected infringement of any claims in such patent rights or misuse, misappropriation, theft or breach of confidence of other proprietary rights.

Exclusive License Agreement with BCM

In November 2020, AlloVir signed a second License Agreement (the “Second License Agreement”), with BCM, whereby AlloVir acquired a royalty-bearing, worldwide, exclusive license to BCM’s rights in Subject Technology and related patent rights outside the field of viral infection (all fields other than those covered by the License Agreement Amendment noted above).

Unless earlier terminated, the Second License Agreement will expire on a country-by-country basis with respect to a product upon the later of (a) the expiration of the last to expire valid claim of a patent or patent application covering such product in such country or (b) 10 years after the first commercial sale of such product in such country, provided that the Second License Agreement shall not expire later than March 25, 2040. AlloVir may terminate the Second License Agreement in its entirety at any time for convenience upon a certain number of days’ written notice. BCM may terminate the Second License Agreement in its entirety for AlloVir’s uncured material default.

Under the Second License Agreement, BCM transferred to AlloVir control of all filing, prosecution and maintenance of the patent rights licensed by AlloVir, and AlloVir is responsible for all related costs and expenses during the term of the Second License Agreement. BCM also transferred to AlloVir the right of enforcement against third parties for any suspected infringement of any claims in the patent rights or misuse, misappropriation, theft or breach of confidence of other proprietary rights. AlloVir also reimbursed BCM for costs and expenses (including reasonable legal fees and expenses) incurred prior to the effective date of the Second License Agreement with respect to the filing, prosecution and maintenance of the patent rights licensed by AlloVir, to the extent not already paid by AlloVir under the A&R License Agreement.

Under the Second License Agreement, AlloVir must use commercially reasonable efforts to develop and commercialize one or more products in certain countries. As partial consideration for the rights conveyed by BCM under the Second License Agreement, AlloVir paid BCM a non-refundable license fee of $125,000. During the term of the Second License Agreement, AlloVir is obligated to pay BCM a non-refundable annual license maintenance fee of (a) $20,000 for the first through fourth anniversary of the effective date of the Second License Agreement, and (b) $40,000 for the fifth anniversary of the effective date and continuing thereafter, but beginning with the fifth year, license maintenance fees are fully creditable against royalty revenue due in the applicable year. AlloVir is required to pay certain milestone payments upon the achievement of specified clinical, regulatory, and sales milestones. In the event that AlloVir is able to successfully develop, launch and commercialize multiple products under the Second License Agreement, total milestone payments could exceed $30.0 million. BCM is also eligible to receive tiered royalties at percentage rates ranging from less than 1% to the low single-digits, on net sales of any products that are commercialized by AlloVir or AlloVir’s sublicensees that incorporate, utilize or are made with the use of, the intellectual property licensed by AlloVir. To the extent AlloVir sublicenses its license rights under the Second License Agreement, BCM would be eligible to receive tiered sublicense income at percentage rates in the mid-single to low double-digits.

Collaboration Agreement with BCM

In November 2020, AlloVir entered into a Research Collaboration Agreement (the “Research Agreement”), with BCM, under which AlloVir agreed to pay BCM for performing certain research activities under the direction of Dr. Ann Leen commencing on January 1, 2021, and continuing for a three-year period thereafter. The Research Agreement requires AlloVir to make payments to BCM totaling approximately $6.0 million over the term of the Research Agreement. In August 2023, the term of the Research Agreement was extended for an additional year, expiring December 31, 2024. In March 2024, the term of the Research Agreement was extended to December 31, 2025.

Redeemable Preferred Stock Redemption Agreement

In September 2018, AlloVir entered into a redeemable preferred stock redemption agreement (“Redemption Agreement”), to redeem shares of its Series A1 convertible preferred stock held by certain investors, including executive officer Ann Leen, director and former executive officer Juan Vera and entities affiliated with director, Malcolm Brenner and former director, John Wilson (or their affiliates). Pursuant to the Redemption Agreement, for a period of 20 years from the date of the first commercial sale of Viralym-M by AlloVir, AlloVir is obligated to make earnout payments to such investors on at least an annual basis. The earnout payments will be 10% of AlloVir’s net sales of Viralym-M, which number will be reduced to a high single-digit percentage if certain events occur. Specifically, royalties due to third parties for the sale of Viralym-M are subtracted from the earnout payments due to the investors. Further, if the investors receive at least $50,000,000 in earnout payments from AlloVir during the three-year period after the first commercial sale of Viralym-M, the earnout payment percentage will be reduced.

CPRIT Grant

In August 2017, AlloVir was awarded a grant (the “CPRIT Grant”) from the Cancer Prevention and Research Institute of Texas (“CPRIT”). The CPRIT Grant required that AlloVir grant CPRIT a non-commercial license to technology developed under the grant and pay CPRIT a share of revenue on sales of commercial products developed using CPRIT funds equal to low single digits of revenue until such time as CPRIT has been paid an aggregate amount equal to 400% of the grant award proceeds.

Manufacturing

AlloVir’s versatile VST manufacturing platform supports the rapid, robust and scalable generation of single- and multi-virus specific cell therapeutic candidates for clinical use. AlloVir leverages Cytokin™, its proprietary algorithm to select donors from whom to generate VSTs such that there is broad patient HLA coverage through an efficient set of donors. Virus-specific T-cells from individual healthy seropositive donors are expanded in a fully good manufacturing practices (“cGMP”), compliant process, which is scaled to produce hundreds of patient doses from each manufacturing run. AlloVir’s VST cell therapies are maintained in a cryopreserved state ready for “off-the-shelf” use. Cytomatch™, AlloVir’s proprietary algorithm for HLA matching, identifies the best VST cell line for each patient. In combination, these elements allow AlloVir to efficiently build its global supply chain to serve patients who could benefit from its highly innovative off-the-shelf VST therapy candidates.

Government Regulation

In the United States, biological products, are subject to regulation under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”), and the Public Health Service Act (“PHS Act”), and other federal, state, local and foreign statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding regulations govern, among other things, the research, development, clinical trial, testing, manufacturing, quality control, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, marketing, promotion, advertising, post-approval monitoring, and post-approval reporting involving biological products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources, and AlloVir may not be able to obtain the required regulatory approvals.

U.S. Biological Products Development Process

The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

•
completion of nonclinical laboratory tests and animal studies according to good laboratory practices (“GLPs”) and applicable requirements for the humane use of laboratory animals or other applicable regulations;
•
submission to the FDA of an application for an investigational new drug application (“IND”) which must become effective before human clinical trials may begin;
•
approval of the protocol and related documentation by an independent institutional review board (“IRB”) or ethics committee at each clinical trial site before each study may be initiated;
•
performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practices (“GCPs”), and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;
•
preparation of and submission to the FDA of a biologics license application (“BLA”) for marketing approval that includes sufficient evidence of establishing the efficacy, safety, purity, and potency of the proposed biological product for its intended indication, including from results of nonclinical testing and clinical trials;

•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with current good manufacturing practices (“cGMPs”) to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity and, if applicable, the FDA’s current good tissue practices (“cGTPs”) for human cellular and tissue products;
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

In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules are subject to oversight of institutional biosafety committees (“IBCs”), as set forth in the National Institutes of Health (“NIH”) Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules (“NIH Guidelines”). Under the NIH Guidelines, recombinant and synthetic nucleic acids are defined as: (i) molecules that are constructed by joining nucleic acid molecules and that can replicate in a living cell (i.e., recombinant nucleic acids); (ii) nucleic acid molecules that are chemically or by other means synthesized or amplified, including those that are chemically or otherwise modified but can base pair with naturally occurring nucleic acid molecules (i.e., synthetic nucleic acids); or (iii) molecules that result from the replication of those described in (i) or (ii). Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

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

Some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee (“DSMB”). This group provides authorization as to whether or not a trial may move forward at designated check points based on data from the ongoing study that are available to the DSMB members.

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

In some cases, FDA may require, or firms may voluntarily pursue, post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long- term safety follow-up. During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor, acting on its own or based on a recommendation from the sponsor’s data safety monitoring board, may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.

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

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the FDA accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review to determine if it is substantially complete before the FDA accepts it for filing. In most cases, the submission of a BLA is subject to a substantial application user fee, although the fee may be waived under certain circumstances. Under the performance goals and policies implemented by the FDA under the Prescription Drug User Fee Act (“PDUFA”) for original BLAs, the FDA targets ten months from the date FDA files the application (i.e., the filing date) in which to complete its initial review of a standard application and respond to the applicant, and six months from the filing date for an application granted priority review by FDA. The FDA does not always meet its PDUFA goal dates, and the review process is often significantly extended by FDA requests for additional information or clarification.

Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, pure and potent, for its intended use, and whether the product is being manufactured in accordance with cGMP to ensure its continued safety, purity and potency. The FDA may refer applications for novel biological products or biological products that present difficult or novel questions of safety, efficacy, or quality to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy (“REMS”), is necessary to assure the safe use of the biological product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

Before approving a BLA, the FDA typically will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Where applicable, the FDA also will not approve the product if the manufacturer is not in compliance with the cGTPs. These are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue-based products (“HCT/Ps”), which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human patient. The primary intent of the CGTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through appropriate screening and testing. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND study requirements and GCP requirements. To ensure cGMP, cGTP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production and quality control.

Under the Pediatric Research Equity Act (“PREA”), a BLA or supplement to a BLA for a novel product (e.g., new active ingredient, new indication, etc.) must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted.

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response Letter will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response Letter without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the Complete Response Letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/ or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

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

Additionally, a product candidate may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on an intermediate clinical endpoint other than survival or irreversible morbidity, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials with due diligence and, under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. In addition, for products being considered for accelerated approval, unless otherwise informed by the FDA, the FDA generally requires, that all advertising and promotional materials intended for dissemination or publication within 120 days following marketing approval be submitted to the agency for review during the pre-approval review period, and that after 120 days following marketing approval, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product.

RMAT Designation

As part of the 21st Century Cures Act, enacted in December 2016, Congress created the Regenerative Medicine Advanced Therapy, designation to facilitate an efficient development program for, and expedite review of, a product candidate that meets the following criteria: (1) it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life- threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. A sponsor may request that the FDA designate a drug as a RMAT concurrently with or at any time after submission of an IND. The FDA has 60 calendar days to determine whether the drug meets the criteria. A BLA for a regenerative medicine therapy that has received RMAT designation may be eligible for priority review or accelerated approval through use of surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites. Benefits of RMAT designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine therapy with RMAT designation that is granted accelerated approval and is subject to post-approval requirements may, as appropriate, fulfill such requirements through the submission of clinical evidence from clinical trials, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval. Like some of FDA’s other expedited development programs, RMAT designation does not change the standards for approval but may help expedite the development or approval process.

Post-approval Requirements

Rigorous and extensive FDA regulation of biological products continues after approval, particularly with respect to cGMP requirements, as well as requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. AlloVir currently relies, and may continue to rely, on third parties for the production of clinical and commercial quantities of any products that AlloVir may commercialize. Manufacturers of AlloVir’s products are required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to biological products, include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. After a BLA is approved for a biological product, the product also may be subject to official lot release. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products.

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

Marketing Exclusivity

A patent claiming a new biological product may be eligible for a limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, which permits a patent restoration of up to five years for patent term lost during product development and FDA regulatory review. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved biological product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. In addition, a patent can only be extended once and only for a single product. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

The Affordable Care Act (“ACA”), signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products shown to be biosimilar to, or interchangeable with, an FDA-licensed reference biological product. This amendment to the PHS Act attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical trial or trials. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

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

U.S. Foreign Corrupt Practices Act, U.K. Bribery Act and Other Laws

The U.S. Foreign Corrupt Practices Act of 1977 (“FCPA”) prohibits United States corporations and individuals from engaging in certain activities to obtain or retain business or secure any improper advantage, or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any employee or official of a foreign government or public international organization, or political party, political party official, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. The scope of the FCPA also includes employees and officials of state- owned or controlled enterprises, which may include healthcare professionals in many countries. Equivalent laws have been adopted in other foreign countries that impose similar obligations.

Our operations are also subject to non-United States anti-corruption laws such as the U.K. Bribery Act 2010, or (the “Bribery Act”). As with the FCPA, these laws generally prohibit AlloVir and its employees and intermediaries from authorizing, promising, offering, or providing, directly or indirectly, improper or prohibited payments, or anything else of value, to government officials or other persons to obtain or retain business or gain some other business advantage. Under the Bribery Act, AlloVir may also be liable for failing to prevent a person associated with AlloVir from committing a bribery offense.

AlloVir is also subject to other laws and regulations governing AlloVir’s international operations, including regulations administered by the governments of the United Kingdom and the United States and authorities in the European Union, including applicable export control regulations, economic sanctions and embargoes on certain countries and persons, anti-money laundering laws, import and customs requirements and currency exchange regulations, collectively referred to as trade control laws.

Failure to comply with the Bribery Act, the FCPA and other anti-corruption laws and trade control laws could subject AlloVir to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses.

Government Regulation Outside of the United States

In addition to regulations in the United States, AlloVir is subject to a variety of regulations in other jurisdictions governing, among other things, research and development, clinical trials, testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biological products as well as authorization and approval of AlloVir’s products. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

The requirements and processes governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If AlloVir fails to comply with applicable foreign regulatory requirements, AlloVir may be subject to, among other things, fines, suspension of clinical trials, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Clinical Trials Regulation

Approvals from regulatory authorities in foreign countries are required prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a Clinical Trial Application (“CTA”) must be submitted for each clinical trial to each country’s National Competent Authority (“NCA”) and at least one independent Ethics Committee (“EC”), much like the FDA and an IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, the corresponding clinical trial may proceed. Under the current regime (the EU Clinical Trials Directive 2001/20/EC and corresponding national laws) all suspected unexpected serious adverse reactions to the investigational drug that occur during the clinical trial have to be reported to the NCA and ECs of the European Union Member State where they occurred.

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

Drug Review and Approval

In the European Economic Area (comprised of the European Union Member States plus Norway, Iceland and Liechtenstein) (“EEA”), medicinal products, including advanced therapy medicinal products (“ATMPs”), are subject to extensive pre- and post-market regulation by regulatory authorities at both the EEA and national levels. Under Article 2(1) of Regulation (EC) No 1394/2007 (“the ATMP Regulation”) ATMPs comprise gene therapy products, somatic cell therapy products and tissue engineered products. Somatic cell therapy products comprise cells that have undergone substantial manipulation so that biological characteristics, physiological functions or structural properties relevant for the intended clinical use have been altered, where such cells are to be administered to human beings in order to cure, diagnose or prevent disease. AlloVir believes that its current products are somatic cell therapy medical products which would be regulated as ATMPs in the EEA.

To obtain regulatory approval of ATMP in the EEA, a marketing authorization application (“MAA”) must be submitted under the centralized procedure administered by the European Medicines Agency (“EMA”). The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid across all of the EEA. As provided for in the ATMP Regulation, the scientific evaluation of MAAs for ATMPs is primarily performed by a specialized scientific committee called the Committee for Advanced Therapies (“CAT”). The CAT prepares a draft opinion on the quality, safety and efficacy of the ATMP which is the subject of the MAA, which is sent for final approval to the Committee for Medicinal Products for Human Use. The CHMP recommendation is then sent to the European Commission, which adopts a decision binding in all EEA Member States. The maximum timeframe for the evaluation of an MAA for an ATMP is 210 days from receipt of a valid MAA, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CAT and/or CHMP. Clock stops may extend the timeframe of evaluation of a MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the timeframe of 210 days for assessment will be reduced to 150 days (excluding clock stops), but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

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

Now that the UK (which comprises Great Britain and Northern Ireland) has left the European Union, Great Britain will no longer be covered by centralized marketing authorizations (under the Northern Irish Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January, 1 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency (“MHRA”), the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required.

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

Pediatric Development

In the EEA, companies developing a new medicinal product must agree upon a Pediatric Investigation Plan (“PIP”) with the EMA’s Pediatric Committee (“PDCO”) and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies, (e.g., because the relevant disease or condition occurs only in adults). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The marketing authorization application for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted by the PDCO of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults, in which case the pediatric clinical trials must be completed at a later date. Products that are granted a marketing authorization with the results of pediatric clinical trials conducted in accordance with the PIP are eligible for a six month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) even where the trial results are negative. In the case of orphan medicinal products, a two year extension of the orphan market exclusivity. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

PRIME Designation

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIME scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation, where the marketing authorization application will be made through the centralized procedure. Eligible products must target conditions for which where is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EEA or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated Agency contact and rapporteur from the Committee for Human Medicinal Products (“CHMP”) or Committee for Advanced Therapies are appointed early in PRIME scheme facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

Post-Approval Controls

Following approval, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal product. These include the following:

•
The holder of a marketing authorization must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance, who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (“PSURs”).
•
All new MAAs must include a risk management plan describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the marketing authorization. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies. RMPs and PSURs are routinely available to third parties requesting access, subject to limited redactions.
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

Coverage and Reimbursement

Sales of AlloVir’s products would depend, in part, on the extent to which AlloVir’s products would be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. In the U.S., no uniform policy of coverage and reimbursement for drug or biological products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of AlloVir’s products would be made on a payor-by-payor basis. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost- effectiveness of medical products and services and imposing controls to manage costs. The coverage determination process is often a time-consuming and costly process that would require AlloVir to provide scientific and clinical support for the use of its products to each payor separately, with no assurance that coverage and adequate reimbursement would be obtained.

In the United States and in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. The ability to successfully commercialize product candidates depends in part on the extent to which coverage and adequate reimbursement for these products and related treatments are available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments such as cell or gene therapy products. Sales of these or other product candidates will depend substantially, both domestically and abroad, on the extent to which the costs will be paid by health maintenance, managed care, and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement are not available, or are available only to limited levels successful commercialization may be difficult. Even if coverage is provided, the approved reimbursement amount may not be high enough to establish or maintain pricing sufficient to realize a sufficient return on its investment. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization.

There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (“CMS”) an agency within the U.S. Department of Health and Human Services (“HHS”). CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare, and private payors tend to follow CMS to a substantial degree. Factors a payor considers in determining reimbursement are based on whether the product is:

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

Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Reimbursement is not guaranteed for any product candidate that is commercialized.

In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price (“ASP”) and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

Many third-party payors are increasingly limiting both coverage and the level of reimbursement of new drugs. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as ASP, and best price.

Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower.

Other Healthcare Laws and Compliance Requirements

In the United States, AlloVir’s current and future operations are subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, CMS, other divisions of the HHS, (such as the Office of Inspector General, Office for Civil Rights and the Health Resources and Service Administration), the U.S. Department of Justice (“DOJ”) and individual U.S. Attorney offices within the DOJ, and state and local governments. AlloVir’s clinical research, sales, marketing and scientific/educational grant programs may be subject to the following laws, each as amended, as applicable:

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
•
the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;
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
•
federal government price reporting laws, which require AlloVir to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
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

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of AlloVir’s business activities could be subject to challenge under one or more of such laws.

Government enforcement agencies have shown increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. In addition, in November 2013, the CMS issued guidance to the issuers of qualified health plans sold through the ACA’s marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that the CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future. The CMS subsequently issued a rule requiring individual market qualified health plans to accept third-party premium and cost-sharing payments from certain government-related entities. In September 2014, the OIG of the HHS issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal Anti-Kickback Statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Part D beneficiaries from using co-pay coupons. Accordingly, companies exclude these Part D beneficiaries from using co-pay coupons. It is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, and therefore could have a material adverse effect on AlloVir’s sales, business, and financial condition.

Third party patient assistance programs that receive financial support from companies have become the subject of enhanced government and regulatory scrutiny. The OIG has established guidelines that suggest that it is lawful for pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria and do not link aid to use of a donor’s product. However, donations to patient assistance programs have received some negative publicity and have been the subject of multiple government enforcement actions, related to allegations regarding their use to promote branded pharmaceutical products over other less costly alternatives. Specifically, in recent years, there have been multiple settlements resulting out of government claims challenging the legality of their patient assistance programs under a variety of federal and state laws. It is possible that AlloVir may make grants to independent charitable foundations that help financially needy patients with their premium, co-pay, and co-insurance obligations. If AlloVir chooses to do so, and if AlloVir or its vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, AlloVir could be subject to damages, fines, penalties, or other criminal, civil, or administrative sanctions or enforcement actions. AlloVir cannot ensure that its compliance controls, policies, and procedures will be sufficient to protect against acts of its employees, business partners, or vendors that may violate the laws or regulations of the jurisdictions in which AlloVir operates. Regardless of whether AlloVir has complied with the law, a government investigation could impact AlloVir’s business practices, harm its reputation, divert the attention of management, increase its expenses, and reduce the availability of foundation support for its patients who need assistance.

On December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers (PBMs), unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between PBMs and manufacturers. Implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and PBM service fees are currently under review by the current U.S. presidential administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current U.S. presidential administration may reverse or otherwise change these measures, both the current U.S. presidential administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

Law enforcement authorities are increasingly focused on enforcing fraud and abuse laws, and it is possible that some of AlloVir’s practices may be challenged under these laws. Efforts to ensure that AlloVir’s current and future business arrangements with third parties, and AlloVir’s business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. If AlloVir’s operations, including its arrangements with physicians and other healthcare providers, are found to be in violation of any of such laws or any other governmental regulations that apply to it, AlloVir may be subject to penalties, including, without limitation, administrative, criminal and/or civil penalties, damages, fines, disgorgement, reputational harm, imprisonment, the exclusion or suspension from federal and state healthcare programs such as Medicare and Medicaid and debarment from contracting with the United States government, and/or the curtailment or restructuring of AlloVir’s operations, as well as additional reporting obligations and oversight if AlloVir becomes subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. If any of the physicians or other healthcare providers or entities with whom AlloVir expects to do business are found to be not in compliance with applicable laws, they may be subject to similar penalties.

The risk of AlloVir’s being found in violation of these laws is increased by the fact that many of these laws have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against AlloVir for violation of these laws, even if AlloVir successfully defends against it, could cause AlloVir to incur significant legal expenses and divert its management’s attention from the operation of its business. The shifting compliance environment and the need to build and maintain a robust system to comply with multiple jurisdictions with different compliance and reporting requirements increases the possibility that a healthcare company may violate one or more of the requirements. Efforts to ensure that AlloVir’s business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial cost.

Data Privacy and Security Laws

AlloVir may also be subject to data privacy and security laws in the United States and various jurisdictions around the world in which AlloVir operates or from which AlloVir collects or otherwise processes personally identifiable information, or personal information. In the United States, HIPAA, imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of personal information to HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act (“the FTCA”) 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

Regulators and legislators in the U.S. are also increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern as implemented by Department of Justice regulations issued in December 2024, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

In addition, certain states govern the privacy and security of health information and/or other personally identifiable information, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California recently enacted the California Consumer Privacy Act (“CCPA”) which created comprehensive individual privacy rights for California consumers (as defined in the law) and placed increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA required covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. While there is currently an exception for protected health information that is subject to HIPAA and/or that is collected, used, or disclosed in clinical trial research, as currently written, the CCPA may still impact AlloVir’s business activities. The uncertainty and enforcement surrounding the implementation of CCPA exemplifies the vulnerability of AlloVir’s business to the evolving regulatory environment related to personal data and protected health information. The CCPA may increase AlloVir’s compliance costs and potential liability. The CCPA marks the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase AlloVir’s potential liability and adversely affect its business.

Additionally, the CCPA was amended by the California Privacy Rights Act (“CPRA”) which as of January 1, 2023 has imposed additional obligations on companies covered by the legislation. The CPRA significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also created a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA, as modified by the CPRA are potentially significant and may require AlloVir to modify its data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase AlloVir’s potential exposure to regulatory enforcement and/or litigation.

Similar laws have been passed in numerous other states and other states have proposed similar new privacy laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make AlloVir’s compliance obligations more complex and costly and may increase the likelihood that AlloVir may be subject to enforcement actions or otherwise incur liability for noncompliance. There are also states that are specifically regulating health information. For example, Washington’s My Health My Data Act, which became effective on March 31, 2024, regulates the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. These various privacy and security laws may impact AlloVir’s business activities, including AlloVir’s identification of research subjects, relationships with business partners and ultimately the marketing and distribution of AlloVir’s products. State laws are changing rapidly and there has been discussion in the U.S. Congress of a comprehensive federal data privacy law to which AlloVir could become subject, if enacted.

The collection, use, storage, disclosure, transfer, or other processing of personal information regarding individuals in the European Economic Area, or EEA, including personal health data, is subject to the EU GDPR, which became effective on May 25, 2018. Following Brexit, the EU GDPR has been incorporated into UK laws (“UK GDPR” and together with the EU GDPR, “GDPR”). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing of special categories of data (such as health data), where required obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, conducting data protection impact assessments for high risk processing activities and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union and the UK, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Despite Brexit, the EU and UK GDPR remain largely aligned. Currently, the most impactful point of divergence relates to transfer mechanisms (i.e., the ability for EU/UK companies to transfer personal information to third countries, including the United States), because it requires AlloVir to implement a variety of different contractual clauses approved by EU or UK regulators. This complexity and the additional contractual burden increase AlloVir’s overall risk exposure.

There may be further divergence in the future, including with regard to administrative burdens. The UK government has confirmed that transfers of personal information from the UK to the EEA remain free flowing. The UK Government introduced the Data Protection and Digital Information Bill failed in the UK legislative process. A new Data (Use and Access) Bill (“UK Bill”) has been introduced into parliament. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK adequacy decision from the European Commission. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

In the EEA, the NIS 2 Directive (“NIS 2”) is replacing the cybersecurity legal framework under the current NIS framework, aiming to ensure a high level of cybersecurity in the region. NIS 2 brings new medium and large organisations providing services in the EEA within scope of the legal framework. It extends to additional sectors and expands the list of in-scope healthcare organisations, including to certain providers engaged in research and development of medicinal products. The new regime imposes direct obligations on management in respect of an in-scope organization's compliance with NIS 2, requires covered organisations to put in place certain cyber risk management measures, strengthens incident reporting requirements and provides supervisory authorities with a greater oversight. The majority of obligations will come into force when national legislation implementing NIS 2 becomes effective in the relevant EU Member State. EU Member States had until 17 October 2024 to transpose NIS 2 into national legislation, although many countries have still not completed the transposition. As such, the cybersecurity regulatory landscape in the EU is currently fragmented and uncertain. To the extent AlloVir is subject to NIS 2, AlloVir will require additional investment of our resources in compliance programs. Under NIS 2 companies may be subject to administrative fines of up to the higher amount of €10 million or 2% of worldwide turnover.

Additionally, AlloVir does business around the world and many other foreign jurisdictions have passed data privacy and security legislation and others are considering various proposals for new and/or amended privacy and data protection laws. Complying with these laws, if enacted, would require significant resources and leave AlloVir vulnerable to possible fines and penalties if AlloVir is unable to comply. The regulatory framework governing the collection, processing, storage, use and sharing of certain information is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with AlloVir’s existing data management practices or the features of AlloVir’s services and platform capabilities. Any failure or perceived failure by AlloVir, or any third parties with which AlloVir does business, to comply with AlloVir’s posted privacy policies, evolving laws, rules and regulations, industry standards, or contractual obligations to which AlloVir or such third parties are or may become subject, may result in actions or other claims against AlloVir by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the incurrence of significant fines, penalties or other liabilities. In addition, any such action, particularly to the extent AlloVir were found to be guilty of violations or otherwise liable for damages, would damage AlloVir’s reputation and adversely affect its business, financial condition and results of operations.

Healthcare Reform

In the United States and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. For example, in 2010, the ACA was enacted which includes changes to the coverage and payment for products under government health care programs. Among other things, the ACA:

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

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. The Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013, and, due to legislation amendments to the statute, including the Bipartisan Budget Act of 2018, will stay in effect through 2031, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In December 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of the federal district court litigation regarding the method CMS uses to determine this risk adjustment. Since then, the ACA risk adjustment program payment parameters have been updated annually. In addition, CMS published a final rule that would give states greater flexibility, as of 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to request access to certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminated the statutory Medicaid drug rebate cap, set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices AlloVir may obtain for any of our product candidates for which AlloVir may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. Additional legislative changes may be enacted or the FDA or foreign regulations, guidance or interpretations may be changed which could impact the ability to obtain regulatory approvals. In the U.S., the European Union and other potentially significant markets, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices for certain products in certain markets. For example, in the U.S., there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At a federal level, President Trump reversed some of President Biden’s executive orders including rescinding Executive Order 14087 entitled “Lowering Prescription Drug Costs for Americans”. President Trump may issue new executive orders designed to impact drug pricing. A number of these and other proposed measures may require authorization through additional legislation to become effective. Congress and the Trump administration have indicated that they will continue to seek new legislative measures to control drug costs.

In August 2022, the IRA was signed into law. The IRA includes several provisions that could impact AlloVir’s business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effect of IRA on AlloVir’s business and the healthcare industry in general is not yet known. AlloVir expects that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. Federal Government will pay for healthcare drugs and services, which could result in additional pricing pressures.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm AlloVir’s business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for AlloVir’s drugs or put pressure on AlloVir’s drug pricing, which could negatively affect AlloVir’s business, financial condition, results of operations and prospects.

Human Capital

As of December 31, 2024, AlloVir had 6 full-time employees. None of AlloVir’s employees are represented by labor unions or covered by collective bargaining agreements. AlloVir considers its relationship with AlloVir’s employees to be good.

AlloVir’s human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating its existing and new employees, advisors and consultants. The principal purposes of AlloVir’s equity incentive plans are to attract, retain and reward personnel through the granting of equity-based compensation awards in order to increase shareholder value and the success of the company by motivating such individuals to perform to the best of their abilities and achieve AlloVir’s objectives.

Available Information

AlloVir’s Internet address is www. allovir.com. AlloVir’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”) are available through the “Investors” portion of its website free of charge as soon as reasonably practicable after AlloVir electronically files such material with, or furnishes it to, the SEC. Information on AlloVir’s website is not part of this Annual Report on Form 10-K or any of AlloVir’s other securities filings. In addition, AlloVir’s filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at http://www.sec.gov. All statements made in any of AlloVir’s securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and AlloVir does not assume or undertake any obligation to update any of those statements or documents unless it is required to do so by law.

Item 1A. Risk Factors.

AlloVir's business is subject to numerous risks. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, as well as AlloVir's other public filings with the Securities and Exchange Commission, or the SEC. Any of the following risks could have a material adverse effect on AlloVir's business, financial condition, results of operations and growth prospects and could cause the trading price of our common stock to decline.

Risks Related to the Merger

The exchange ratio set forth in the merger agreement is not adjustable based on the market price of AlloVir’s common stock, so the merger consideration at the closing of the merger may have a greater or lesser value than at the time the merger agreement was signed.

The exchange ratio set forth in the merger agreement assumes (a) a valuation of $116 million, which is subject to adjustment to the extent AlloVir’s net cash at closing of the Merger is above or below $100 million by more than $1 million, in which case AlloVir’s valuation will be adjusted on a dollar-for-dollar basis by the difference of (i) AlloVir’s net cash at closing of the merger and (ii) $100 million, and (b) a valuation for Kalaris of $347 million. Applying the exchange ratio formula in the merger agreement, the former Kalaris securityholders immediately before the merger are expected to own approximately 75.34% of the combined company immediately following the merger, and AlloVir’s stockholders immediately before the merger are expected to own approximately 24.66% of the combined company immediately following the merger, in each case, subject to certain assumptions detailed in the merger agreement. Under certain circumstances further described in the merger agreement, however, these ownership percentages may be adjusted upward or downward based on AlloVir’s cash levels at the closing of the merger, and as a result, either AlloVir’s stockholders or Kalaris’ stockholders could own less of the combined company than expected.

Any changes in the market price of AlloVir’s common stock before the completion of the merger will not affect the number of shares of AlloVir’s common stock issuable to Kalaris’ stockholders pursuant to the merger agreement. Therefore, if before the completion of the merger the market price of AlloVir’s common stock declines from the market price on the date of the merger agreement, then Kalaris’ stockholders could receive merger consideration with substantially lower value than the value of such merger consideration on the date of the merger agreement. Similarly, if before the completion of the merger the market price of AlloVir’s common stock increases from the market price of AlloVir’s common stock on the date of the merger agreement, then Kalaris’ stockholders could receive merger consideration with substantially greater value than the value of such merger consideration on the date of the merger agreement. The merger agreement does not include a price-based termination right.

Failure to complete the merger may result in either Kalaris or AlloVir paying a termination fee to the other party, and could harm AlloVir’s common stock price and future business and operations of each company.

If the merger is not completed, AlloVir and Kalaris are subject to the following risks:

•
if the merger agreement is terminated under specified circumstances, AlloVir could be required to pay Kalaris a termination fee of $3.48 million, or Kalaris could be required to pay AlloVir a termination fee of $10.41 million;
•
the price of AlloVir’s common stock may decline and could fluctuate significantly; and
•
substantial costs related to the merger may be incurred by either party, such as financial advisor, legal and accounting fees, a majority of which must be paid even if the merger is not completed.

If the merger agreement is terminated and the respective board of directors of Kalaris or AlloVir determines to seek another business combination, there can be no assurance that either AlloVir or Kalaris will be able to find another third party to transact a business combination with, yielding comparable or greater benefits.

If the conditions to the merger are not satisfied or waived, the merger may not occur.

Even if the merger, and the transactions contemplated thereby, is approved by the stockholders of AlloVir, including approval by the AlloVir stockholders of the Nasdaq stock issuance proposal at the AlloVir special meeting, specified conditions must be satisfied or, to the extent permitted by applicable law, waived to complete the merger. These conditions are set forth in the merger agreement. AlloVir and Kalaris cannot assure you that all of the conditions to the consummation of the merger will be satisfied or waived. If the conditions are not satisfied or waived, the merger may not occur or the closing of the merger may be delayed.

It is a condition of the consummation of the merger that the combined company’s stock is approved for listing on Nasdaq, but such condition can be waived by AlloVir and Kalaris. If Nasdaq determines to delist the common stock of AlloVir, AlloVir and Kalaris have not made a determination as to whether or not to waive this condition, and they could decide to waive this condition and complete the merger in such circumstance. Accordingly, there can be no assurance such listing condition will be met and, at the time you are asked to vote on the merger, you will have no assurance that the common stock of the combined company will be listed on Nasdaq following the completion of the merger.

If AlloVir and Kalaris agree to waive the requirement that the Nasdaq application be accepted for listing prior to the consummation of the merger, and their respective boards of directors determine to proceed with the closing of the merger, Nasdaq may notify the combined company of its determination to delist the combined company’s securities based upon the failure to satisfy the initial inclusion criteria. The combined company may appeal the determination to a hearings panel, which will stay the delisting action pending a panel decision. If the combined company does not appeal the determination, its common stock will be delisted. Any potential suspension of the shares of common stock from Nasdaq would likely result in decreased liquidity and increased volatility for the combined company’s common stock and would adversely affect the combined company’s ability to raise additional capital or to enter into strategic transactions. Any potential suspension of the shares of common stock from Nasdaq would also make it more difficult for stockholders to sell the combined company’s common stock in the public market.

The issuance of AlloVir common stock to Kalaris stockholders pursuant to the merger agreement and the resulting change in control from the merger must be approved by AlloVir stockholders, and the merger agreement and the transactions contemplated thereby must be approved by Kalaris stockholders. Failure to obtain these approvals would prevent the closing of the merger.

Before the merger can be completed, the AlloVir stockholders must approve, among other things, the issuance of AlloVir common stock to Kalaris stockholders pursuant to the merger agreement and the resulting change in control from the merger, and Kalaris stockholders must adopt the merger agreement and approve the merger the related transactions. Failure to obtain the required stockholder approvals may result in a material delay in, or the abandonment of, the merger. Any delay in completing the merger may materially adversely affect the timing and benefits that are expected to be achieved from the merger.

The merger may be completed even though certain events occur prior to the closing of the merger that materially and adversely affect AlloVir or Kalaris.

The merger agreement provides that either AlloVir or Kalaris can refuse to complete the merger if there is a material adverse effect affecting the other party between the date of the merger agreement and the closing of the merger. However, certain types of changes do not permit either party to refuse to complete the merger, even if such change could be said to have a material adverse effect on AlloVir or Kalaris, including:

•
changes or conditions generally affecting the industries in which AlloVir or Kalaris operates, as applicable, or the economy or the financial, debt, banking, capital, credit or securities markets, in the United States;
•
the outbreak or escalation of war or acts of terrorism or any natural disasters, acts of God or comparable events, epidemic, pandemic or disease outbreak (including the COVID-19 pandemic);
•
changes in, or any compliance with or action taken for the purpose of complying with, any law or U.S.

GAAP, or changes in the interpretation or enforcement thereof;

•
the public announcement or pendency of the merger agreement or the transactions contemplated thereby;
•
with respect to any product or product candidate of AlloVir or Kalaris, as applicable, the request of the U.S. Food and Drug Administration (“FDA”) to refile, amend, or temporarily delay making any regulatory application or filing related to such product or product candidate or the protocol for any clinical trial relating to such product or product candidate;
•
with respect to any product or product candidate of the AlloVir or Kalaris, as applicable, during the pendency of any clinical trial relating to such product or product candidate, (i) a reduction in or maintenance of dose level following dose escalation or (ii) the expansion of a cohort in such clinical trial following an adverse event, in either case, as would not reasonably be expected to result in the termination of, or a delay of, three months or more in dosing patients in such product or product candidate at the dose level or the next lower dose level than where the adverse event occurred; or
•
any specific action taken (or omitted to be taken) by AlloVir or Kalaris, as applicable, at or with the express written consent of the other party (which shall include any action taken (or omitted to be taken) that is expressly required to be taken by the merger agreement).

If adverse changes occur and AlloVir and Kalaris still complete the merger, the market price of the combined company’s common stock may suffer. This in turn may reduce the value of the merger to the AlloVir stockholders, Kalaris stockholders or both.

Transfers of the combined company’s securities utilizing Rule 144 of the Securities Act may be limited.

A significant portion of the combined company’s securities will be restricted from immediate resale. Holders should be aware that transfers of the combined company’s securities pursuant to Rule 144 may be limited as Rule 144 is not available, subject to certain exceptions, for the resale of securities initially issued by shell companies (other than business combination related shell companies) or issuers that have been at any time previously a shell company. AlloVir’s disposal of its historical assets and operations in connection with the merger with Kalaris has made AlloVir a shell company. AlloVir anticipates that following the consummation of the merger, the combined company will no longer be a shell company. As a result, AlloVir anticipates that holders will not be able to sell their restricted combined company securities pursuant to Rule 144 without registration until one year after AlloVir files the Current Report on Form 8-K following the closing of the merger that includes the required Form 10 information that reflects that the combined company is no longer a shell company.

AlloVir’s disposal of its historical assets and operations in connection with the proposed merger with Kalaris has made AlloVir a shell company. As a result, AlloVir is subject to more stringent reporting requirements, offering limitations and resale restrictions.

AlloVir has no remaining ongoing development programs and AlloVir has disposed of (or is in the process of disposing of) its intellectual property. As such, AlloVir is a shell company, and AlloVir’s merger with Kalaris will be subject to the requirements applicable to shell company business combinations, which are as follows:

•
the combined company will need to file a Form 8-K to report the Form 10 type information after closing of the merger with the SEC reflecting its status as an entity that is not a shell company;
•
AlloVir is not and the combined company will not be eligible to use a Form S-3 until 12 full calendar months after closing of the merger;
•
the combined company will need to wait at least 60 calendar days after closing of the merger to file a Form S-8 for any equity plans or awards;
•
the combined company will be an “ineligible issuer” for three years following the closing of the merger, which will prevent the combined company from (i) incorporating by reference in its Form S-1 filings, (ii) using a free writing prospectus, or (iii) taking advantage of well-known seasoned issuer status despite its public float;
•
investors who (i) were affiliates of Kalaris at the time the merger was submitted for the vote or consent of Kalaris’ stockholders, (ii) receive securities of the combined company in the merger (i.e., Rule 145(c) securities) and (iii) publicly offer or sell such securities, will be deemed to be engaged in a distribution of such securities, and therefore to be underwriters with respect to resales of those securities; and
•
Rule 144(i)(2) will limit the ability to publicly resell Rule 145(c) securities per Rule 145(d), as well as any other “restricted” or “control” securities of the combined company per Rule 144 (i.e., holders of restricted securities and any affiliates of the public company are also affected) until one year after the Form 10 information is filed with the SEC.

The foregoing SEC requirements will increase the combined company’s time and cost of raising capital, offering stock under equity plans, and complying with securities laws. Further, such requirements will add burdensome restrictions on the resale of combined company shares by affiliates of Kalaris and any holders of “restricted” or “control” securities.

Some of AlloVir’s directors and executive officers and those of Kalaris have interests in the merger that are different from yours and that may influence them to support or approve the merger without regard to your interests.

AlloVir’s directors and executive officers and those of Kalaris may have interests in the merger that are different from, or in addition to, the interests of AlloVir’s other stockholders generally.

These interests with respect to AlloVir’s directors and executive officers may include, among others, acceleration of stock option or restricted stock unit vesting, transaction bonus payments, severance payments if employment is terminated in a qualifying termination in connection with the merger and rights to continued indemnification, expense advancement and insurance coverage. These interests with respect to the Kalaris directors and executive officers may include, among others, certain of Kalaris’ directors and executive officers have options, subject to vesting, to purchase shares of Kalaris common stock which, after the effective time of the merger, will be converted into and become options to purchase shares of the common stock of the combined company; Kalaris’ executive officers are expected to continue as executive officers of the combined company after the effective time of the merger and may enter into amended employment agreements relating to their service to the combined company; and all of Kalaris’ directors and executive officers are entitled to certain indemnification and liability insurance coverage pursuant to the terms of the merger agreement. Further, certain current members of AlloVir’s board of directors and certain current members Kalaris’ board of directors are expected to continue as directors of the combined company after the effective time of the merger, and, following the closing of the merger, will be eligible to be compensated as non-employee directors of the combined company pursuant to the combined company’s non-employee director compensation policy that is expected to become effectives as of the closing of the merger.

AlloVir’s board and the Kalaris board were aware of and considered those interests, among other matters, in reaching their decisions to approve and adopt the merger agreement, approve the merger, and recommend the approval of the merger agreement to AlloVir’s stockholders and Kalaris’ stockholders. These interests, among other factors, may have influenced the directors and executive officers of AlloVir and Kalaris to support or approve the merger.

AlloVir’s stockholders and Kalaris’ stockholders may not realize a benefit from the merger commensurate with the ownership dilution they will experience in connection with the merger.

If the combined company is unable to realize the full strategic and financial benefits currently anticipated from the Merger, AlloVir’s stockholders and Kalaris’ stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the merger.

If the merger is not completed, AlloVir’s stock price may decline significantly.

The market price of AlloVir’s common stock is subject to significant fluctuations. Market prices for securities of pharmaceutical, biotechnology and other life science companies have historically been particularly volatile. In addition, the market price of AlloVir’s common stock will likely be volatile based on whether stockholders and other investors believe that AlloVir can complete the merger or otherwise raise additional capital to support AlloVir’s operations if the merger is not consummated and another strategic transaction cannot be identified, negotiated and consummated in a timely manner, or at all. The volatility of the market price of AlloVir’s common stock has been and may be exacerbated by low trading volume. Additional factors that may cause the market price of AlloVir’s common stock to fluctuate include:

•
the loss of key employees;
•
future sales of its common stock;
•
general and industry-specific economic conditions that may affect its research and development expenditures;
•
the failure to meet industry analyst expectations; and
•
period-to-period fluctuations in financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of AlloVir common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies.

The market price of the combined company’s common stock following the merger may decline as a result of the merger.

The market price of the combined company’s common stock may decline as a result of the merger for a number of reasons, including if:

•
investors react negatively to the prospects of the combined company’s product candidates, business and financial condition following the merger;
•
the effect of the merger on the combined company’s business and prospects is not consistent with the expectations of financial or industry analysts; or
•
the combined company does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts.

AlloVir’s securityholders and Kalaris’ securityholders will generally have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the completion of the merger as compared to their current ownership and voting interests in the respective companies.

After the completion of the merger, the current stockholders of AlloVir and the current stockholders of Kalaris will generally own a smaller percentage of the combined company than their ownership of their respective companies prior to the merger. Immediately after the merger, AlloVir’s stockholders as of immediately prior to the merger are expected to own approximately 24.66% of the combined company and former Kalaris securityholders are expected to own approximately 75.34% of the combined company. The chief executive officer of Kalaris is expected to serve as the chief executive officer of the combined company following the completion of the merger.

Raising additional capital may cause dilution to the combined company’s stockholders, restrict its operations or require it to relinquish rights to its technologies or product candidates.

Until such time as the combined company, operating as Kalaris, can generate significant revenue from product sales, if ever, Kalaris expects to finance its operations through public or private equity or debt financings, or potentially other capital sources, such as collaboration or licensing arrangements with third parties or other strategic transactions. There are no assurances that combined company will be successful in obtaining an adequate level of financing to support its business plans when needed on acceptable terms, or at all. To the extent that the combined company raises additional capital through the sale of equity or convertible debt securities, the ownership interest of its stockholders could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of the combined company’s common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting the combined company’s ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If the combined company raises additional funds through collaboration or licensing arrangements with third parties or other strategic transactions, the combined company may have to relinquish rights to its intellectual property, future revenue streams, research programs, or product candidates, or the combined may have to grant licenses on terms that may not be favorable to the combined company. If the combined company is unable to raise capital as and when needed or on attractive terms, or at all, it may have to significantly delay, reduce or discontinue the development or future commercialization of TH103 or any other of its current or future product candidates.

During the pendency of the merger, AlloVir and Kalaris may not be able to enter into a business combination with another party on more favorable terms because of restrictions in the merger agreement, which could adversely affect their respective business prospects.

Covenants in the merger agreement impede AlloVir’s ability and Kalaris’ ability to make acquisitions during the pendency of the merger, subject to specified exceptions. As a result, if the merger is not completed, the parties may be at a disadvantage to their competitors during that period. In addition, while the merger agreement is in effect, each party is generally prohibited from soliciting, seeking, initiating or knowingly encouraging, inducing or facilitating the communication, making, submission or announcement of any acquisition proposal or acquisition inquiry or taking any action that could reasonably be expected to lead to certain transactions involving a third party, including a merger, sale of assets or other business combination, subject to specified exceptions. Any such transactions could be favorable to such party’s stockholders, but the parties may be unable to pursue them.

Certain provisions of the merger agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the transactions contemplated by the merger agreement.

The terms of the merger agreement prohibit each of AlloVir and Kalaris from soliciting competing proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances. In addition, if AlloVir terminates the merger agreement under specified circumstances, AlloVir could be required to pay Kalaris a termination fee of $3.48 million, or Kalaris could be required to pay us a termination fee of $10.41 million. This termination fee may discourage third parties from submitting competing proposals to AlloVir, Kalaris or their respective stockholders, and may cause the AlloVir’s or Kalaris’ board of directors to be less inclined to recommend a competing proposal.

Because the lack of a public market for Kalaris’ capital stock makes it difficult to evaluate the fair market value of Kalaris’ capital stock, the value of the AlloVir’s common stock to be issued to Kalaris stockholders may be more or less than the fair market value of Kalaris’ capital stock.

The outstanding capital stock of Kalaris is privately held and is not traded in any public market. The lack of a public market makes it difficult to determine the fair market value of Kalaris’ capital stock. Because the percentage of AlloVir’s equity to be issued to Kalaris stockholders was determined based on negotiations between the parties, it is possible that the value of the AlloVir common stock to be issued to Kalaris stockholders will be more or less than the fair market value of Kalaris’ capital stock.

Stockholder litigation could prevent or delay the consummation of the merger or otherwise negatively impact AlloVir’s, Kalaris’ or the combined company’s business, operating results and conditions.

Putative stockholder complaints, including stockholder class action complaints and other complaints may be filed against AlloVir, the AlloVir board of directors, Kalaris, or the Kalaris board of directors in connection with the transactions contemplated by the merger agreement. The outcome of litigation is uncertain, and AlloVir and Kalaris may not be successful in defending against any such future claims. AlloVir and Kalaris could incur significant costs in connection with any such litigation, including costs associated with the indemnification of AlloVir’s and Kalaris’ directors and officers. Lawsuits may be filed against AlloVir, the AlloVir board of directors, Kalaris or the Kalaris board of directors and could delay or prevent the merger, divert the attention of the management teams and employees of AlloVir and Kalaris from day-to-day business and otherwise adversely affect the business and financial condition of AlloVir, Kalaris, or the combined company.

AlloVir’s ability to consummate the merger depends on AlloVir’s ability to retain the employees required to consummate such transaction.

AlloVir’s ability to consummate the merger depends upon AlloVir’s ability to retain the employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. In connection with the evaluation of strategic alternatives and in order to extend AlloVir’s resources, AlloVir implemented a reduction in its workforce by approximately 95%, which was primarily completed in the first quarter of 2024 and was substantially completed by April 15, 2024. The merger process is supported by AlloVir’s deep and broad experience at the board of directors, executive management and supporting staff levels. AlloVir’s cash conservation activities may yield unintended consequences, such as attrition beyond AlloVir’s workforce reduction plan and reduced employee morale, which may cause remaining employees to seek alternative employment. AlloVir’s ability to successfully complete the merger depends in large part on AlloVir’s ability to retain certain of AlloVir’s remaining personnel. If AlloVir is unable to successfully retain AlloVir’s remaining personnel, AlloVir is at risk of a disruption to the merger process as well as business operations.

Risks Related to AlloVir

AlloVir may not be successful in consummating the merger.

In December 2023, following separate, pre-planned DSMB futility analyses that concluded AlloVir’s studies were unlikely to meet their primary endpoints, AlloVir announced the discontinuation of its multicenter, randomized, double-blind, placebo-controlled (i) Phase 3 trial comparing posoleucel to placebo for the prevention of infection or disease due to AdV, BKV, CMV, EBV, HHV-6, or JCV in high-risk adult and pediatric patients after undergoing an allogeneic hematopoietic stem cell transplant and (ii) Phase 3 trials of posoleucel – one for the treatment of virus-associated hemorrhagic cystitis and the second for the treatment of adenovirus infection – both after allogeneic hematopoietic cell transplant. In December 2023, AlloVir announced that it was undertaking a comprehensive review of its Phase 3 trials and strategic alternatives focused on maximizing shareholder value, which may include but are not limited to, the merger with Kalaris, or an alternative transaction or liquidation. AlloVir has and expects to continue to devote substantial time and resources to exploring strategic alternatives that AlloVir’s board of directors believes will maximize stockholder value. There can be no assurances that the merger will be successfully consummated or lead to increased stockholder value or that AlloVir will make any additional cash distributions to its stockholders.

The process of completing the merger may be very costly, time-consuming and complex and AlloVir has incurred, and may in the future incur, significant costs related to the merger, including legal and accounting fees and expenses and other related charges. AlloVir may also incur additional unanticipated expenses in connection with the merger, which will be incurred regardless of whether the merger is completed. These expenses will decrease the remaining cash available for use in AlloVir’s business.

AlloVir is not currently pursuing further clinical development of its product candidates. Resuming the development of AlloVir’s product candidates and any potential commercialization would require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval. Consequently, if the merger is completed, Kalaris may choose not to spend additional resources to continue development of AlloVir’s product candidates and may attribute little or no value in the merger to AlloVir’s product candidates. The merger could have a variety of negative consequences, or yield unexpected results that adversely affects AlloVir’s business and decreases the remaining cash available for use in AlloVir’s business or the execution of AlloVir’s strategic plan. The completion of the merger is dependent on a number of factors that may be beyond AlloVir’s control, including, among other things, market conditions, industry trends and obtaining stockholder approval. Any failure of the merger could significantly impair AlloVir’s ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to AlloVir’s stockholders.

If the merger is not completed in a timely fashion, this may cause reputational harm with AlloVir’s stockholders and the value of AlloVir’s securities may be adversely impacted. In addition, speculation regarding the completion of the merger and perceived uncertainties related to AlloVir’s future could cause AlloVir’s stock price to fluctuate significantly.

If AlloVir is successful in completing the merger, AlloVir may be exposed to other operational and financial risks.

Although there can be no assurance that the merger will be completed, the negotiation and consummation of the merger will require significant time on the part of AlloVir’s management, and the diversion of management’s attention may disrupt AlloVir’s business.

The negotiation and consummation of the merger may also require more time or greater cash resources than AlloVir anticipates and exposes AlloVir to other operational and financial risks, including:

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
•
possibility of future litigation.

Any of the foregoing risks could have a material adverse effect on AlloVir’s business, financial condition and prospects.

If the merger is not completed, AlloVir’s board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to AlloVir’s stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

If the merger is not completed, AlloVir’s board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to AlloVir’s stockholders will depend heavily on the timing of such decision and, with the passage of time the amount of cash available for distribution will be reduced as AlloVir continues to fund AlloVir’s operations. In addition, if AlloVir’s board of directors were to approve and recommend, and AlloVir’s stockholders were to approve, a dissolution and liquidation, AlloVir would be required under Delaware corporate law to pay AlloVir’s outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to its stockholders. As a result of this requirement, a portion of AlloVir’s assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, AlloVir may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, AlloVir’s board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of AlloVir’s common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

AlloVir’s cash preservation activities, including the workforce reduction plan, may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt AlloVir’s business.

In first quarter of 2024, AlloVir implemented its workforce reduction plan. In connection with the workforce reduction plan, AlloVir incurred costs of approximately $13 million, which are primarily one-time severance benefits. AlloVir may not realize, in full or in part, the anticipated benefits, savings and improvements in AlloVir’s cost structure from AlloVir’s restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If AlloVir is unable to realize the expected operational efficiencies and cost savings from the restructuring, AlloVir’s operating results and financial condition would be adversely affected. Furthermore, AlloVir’s workforce reduction plan may be disruptive to AlloVir’s operations. For example, headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing AlloVir’s business strategy, including retention of remaining employees.

Due to AlloVir’s limited resources, AlloVir may not be able to effectively manage AlloVir’s operations, which may result in weaknesses in AlloVir’s infrastructure, risks that AlloVir may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees. For example, AlloVir’s limited resources and workforce reduction may negatively impact efforts to winddown AlloVir’s clinical trial activities or expose AlloVir to cybersecurity risks, which could result in unexpected costs and expenses and have a material adverse effect on AlloVir’s business, financial condition and prospects.

AlloVir may become involved in litigation, including securities class action litigation, that could divert management’s attention and harm AlloVir’s business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, litigation, including securities class action litigation, has often followed certain significant business transactions, such as a merger, or the announcement of negative events, such as negative results from clinical trials. These events may also result in investigations by the U.S. Securities and Exchange Commission (the “SEC”). AlloVir may be exposed to such litigation in connection with the merger even if no wrongdoing occurred.

Furthermore, the stock market in general, and Nasdaq and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. The market price of AlloVir’s common stock may be volatile, and AlloVir may be the target of this type of litigation in the future.

Litigation is usually expensive and diverts management’s attention and resources from other business concerns, which could adversely affect AlloVir’s business and cash resources and AlloVir’s ability to consummate the merger or the ultimate value AlloVir’s stockholders receive in any such transaction.

Risks Related to AlloVir’s Financial Condition, Capital Needs and Ownership of Its Common Stock if the Merger is Not Completed

Risks Related to Financial Condition

AlloVir is a clinical-stage cell therapy company and it has incurred net losses since its inception. AlloVir anticipates that it will continue to incur significant losses for the foreseeable future, and may never achieve or maintain profitability.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. AlloVir has no products approved for commercial sale and has not generated any revenue from product sales to date, and it will continue to incur significant research and development and other expenses related to its clinical development and ongoing operations. As a result, AlloVir is not profitable and has incurred losses in each period since its inception. Since AlloVir’s inception, it has devoted substantially all of its financial resources and efforts to research and development, including preclinical studies and its clinical trials. AlloVir’s financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on AlloVir’s stockholders’ equity and working capital. AlloVir’s net losses were $58.8 million and $190.4 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, AlloVir had an accumulated deficit of $715.0 million. AlloVir expects to continue to incur significant losses for the foreseeable future, and it expects these losses to increase as it continues its research and development of, and seek regulatory approvals for, its product candidates.

AlloVir anticipates that its expenses will increase substantially if and as it:

•
resumes clinical trials for its lead product candidate, posoleucel, for its initial and potential additional indications;
•
initiates and continues research, preclinical and clinical development efforts for its additional product candidates, including ALVR106 and ALVR107 and any future product candidates AlloVir may develop;
•
seeks to identify additional product candidates;
•
seeks regulatory approvals for posoleucel or any other product candidates that successfully complete clinical development, should it resume development of its product candidates;
•
adds operational, financial and management information systems and personnel, including personnel to help it comply with its obligations as a public company;
•
hires and retains additional personnel, such as clinical, quality control, scientific, commercial and administrative personnel, to support its product candidate development;
•
maintains, expands and protects its intellectual property portfolio;
•
establishes sales, marketing, distribution, manufacturing, supply chain and other commercial infrastructure in the future to commercialize any product candidates for which it may obtain regulatory approval;
•
adds equipment and physical infrastructure to support its research and development; and
•
acquires or in-license other product candidates and technologies.

AlloVir’s expenses could increase beyond its expectations if it is required by the FDA or other regulatory authorities to perform clinical trials in addition to those that it currently expects, if there are any delays in establishing appropriate manufacturing arrangements for its product candidates, or if it experiences delays in the completion of its clinical trials or the development of any of its product candidates for any reason.

AlloVir has a limited operating history, which may make it difficult to evaluate the success of its business to date and to assess its future viability.

AlloVir was formed in August 2013. Since inception, AlloVir has devoted substantially all of its resources on raising capital, organizing and staffing its company, business planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting its intellectual property portfolio, developing and progressing posoleucel, ALVR106, and other product candidates and preparing for clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of its product candidates and component materials. AlloVir has financed its operations primarily through private placements of its preferred stock, its initial public offering (“IPO”), in August 2020, its registered direct offering in July 2022 and its public offering in June 2023. AlloVir has not yet demonstrated its ability to successfully complete any Phase 3 clinical trials, obtain regulatory approval, consistently manufacture a commercial scale product or arrange for a third party to do so on its behalf, or conduct sales and marketing activities necessary for the successful commercialization of any of its product candidates. In addition, the allogeneic, off-the-shelf, multi-virus specific T approach of AlloVir’s cell therapies is new and largely unproven. Any predictions about AlloVir’s future success, performance or viability, particularly in view of the rapidly evolving immunotherapy field, may not be accurate given its limited operating history and lack of approved products.

In addition, given AlloVir’s limited operating history, it may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. AlloVir will need to transition from a company with a research and development focus to a company capable of supporting commercial activities and may not be successful in such a transition. AlloVir expects its financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond its control. Accordingly, AlloVir’s financial results for any quarterly or annual periods may not be indicative of future operating performance.

Risks Related to Capital Needs

AlloVir will need substantial additional funding, and if it is unable to raise capital when needed, it could be forced to delay, reduce or eliminate its product discovery and development programs or commercialization efforts.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time- consuming, expensive and uncertain process that takes years to complete. Should AlloVir resume development of its product candidates, it would expect to spend substantial amounts of capital on the preclinical and clinical development of its current and future programs. If AlloVir is able to gain marketing approval for any product candidate it develops, including for any indication for which it is developing or may develop posoleucel, it will require substantial additional funding in order to launch and commercialize such product candidates, to the extent that such launch and commercialization are not the responsibility of a collaborator that it may contract with in the future. In addition, other unanticipated costs may arise in the course of its development efforts. Under the terms of its license agreements with each of its partners, including Baylor College of Medicine (“BCM”), it is obligated to make payments upon the achievement of certain development, regulatory and commercial milestones. Because the design and outcome of AlloVir’s planned and anticipated clinical trials is highly uncertain, it cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate it develops. Additionally, any delays due to changes in federal, state, or local laws and regulations or clinical site policies could impact the timing and cost of the development of AlloVir’s product candidates.

Should AlloVir resume the development of its product candidates, its future capital requirements depend on many factors, including:

•
the scope, progress, results and costs of researching and developing posoleucel for its initial and potential additional indications, as well as ALVR106 and other product candidates it may develop, including other effects on its development programs;
•
the timing of, and the costs involved in, developing manufacturing and distribution processes and obtaining marketing approvals for posoleucel for its initial and potential additional indications, and ALVR106 other product candidates it may develop;
•
if approved, the costs of commercialization activities for posoleucel for any approved indications, or ALVR106 or any other product candidate that receives regulatory approval to the extent such costs are not the responsibility of a collaborator that it may contract with in the future, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•
subject to receipt of regulatory approval, revenue, if any, received from commercial sales of posoleucel for any approved indications or ALVR106 or any other product candidates;
•
the extent to which it in-licenses or acquires rights to other products, product candidates or technologies;
•
its headcount growth and associated costs as it expands its research and development, increases its office space, and establishes a commercial infrastructure;
•
the costs of preparing, filing and prosecuting patent applications, maintaining and protecting its intellectual property rights, including enforcing and defending intellectual property related claims; and
•
the ongoing costs of operating as a public company.

AlloVir had cash, cash equivalents and short-term investments of $118.3 million as of December 31, 2024. AlloVir cannot be certain that additional funding will be available on acceptable terms, or at all. AlloVir has no committed source of additional capital and if it is unable to raise additional capital in sufficient amounts or on terms acceptable to it, it may have to significantly delay, scale back or discontinue the development or commercialization of its product candidates or other research and development initiatives. Any of AlloVir’s current or future license agreements may also be terminated if it is unable to meet the payment or other obligations under the agreements.

AlloVir believes that its existing cash, cash equivalents and short-term investments, will enable it to fund its operating expenses and capital expenditure requirements through at least twelve months following the issuance of these financial statements. This estimate may prove to be wrong, and AlloVir could use its available capital resources earlier than it currently expects. Further, changing circumstances, some of which may be beyond AlloVir’s control, could cause it to consume capital significantly faster than it currently anticipates, and it may need to seek additional funds earlier than planned.

Risks Related to AlloVir’s Business and Commercialization if the Merger is Not Completed

Risks Related to Sales, Marketing and Competition

AlloVir faces substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than it does.

AlloVir faces competition from numerous pharmaceutical and biotechnology enterprises, as well as from academic institutions, government agencies and private and public research institutions. AlloVir’s commercial opportunities will be significantly impacted if its competitors develop and commercialize products that are safer, more effective, have fewer side effects, are less expensive or obtain more significant acceptance in the market than any product candidates that AlloVir develops. Additionally, AlloVir’s commercial opportunities will be significantly impacted if novel upstream products or changes in treatment protocols reduce the overall incidence or prevalence of diseases in its current or future target population. Competition could result in reduced sales and pricing pressure on AlloVir’s product candidates, if approved by applicable regulatory authorities. In addition, significant delays in the development of AlloVir’s product candidates could allow its competitors to bring products to market before it and impair any ability to commercialize its product candidates.

While there are currently no FDA- or EMA-approved drugs for AlloVir’s indications (other than for COVID-19), many of the approved or commonly used drugs and therapies for its current or future target diseases, including letermovir, cidofovir, ganciclovir, valganciclovir, foscarnet, oseltamivir, zanamivir, baloxavir, ribavirin, tenofovir, and entecavir, are well established and are widely accepted by physicians, patients and third-party payors. Some of these drugs are branded and subject to patent protection, and other drugs and nutritional supplements are available on a generic basis. Insurers and other third-party payors may encourage the use of generic products or specific branded products. AlloVir expects that, if any of its product candidates are approved, they will be priced at a significant premium over competitive generic products. Absent differentiated and compelling clinical evidence, pricing premiums may impede the adoption of AlloVir’s products over currently approved or commonly used therapies, which may adversely impact its business. In addition, many companies are developing new therapeutics, and AlloVir cannot predict what the standard of care will become as its products continue in clinical development.

Many of AlloVir’s competitors or potential competitors have significantly greater market presence, financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical studies, obtaining regulatory approvals and marketing approved products than it does, and as a result may have a competitive advantage over it. Smaller or early-stage companies may also prove to be significant competitors, including through collaborative arrangements or mergers with large and established companies. These third parties compete with AlloVir in recruiting and retaining qualified scientific, commercial and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to its programs or advantageous to its business.

As a result of these factors, these competitors may obtain regulatory approval of their products before AlloVir is able to, which will limit its ability to develop or commercialize its product candidates. AlloVir’s competitors may also develop drugs that are safer, more effective, more widely used and cheaper than its, and may also be more successful than it in manufacturing and marketing their products. These appreciable advantages could render AlloVir’s product candidates obsolete or noncompetitive before it can recover the expenses of development and commercialization.

If AlloVir is unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell its product candidates, it may be unable to generate any revenue.

AlloVir is at any early stage of establishing an organization that will be responsible for the sale, marketing and distribution of pharmaceutical products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved by the FDA and comparable foreign regulatory authorities, AlloVir must build its sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. There are significant risks involved in building and managing a sales organization, including AlloVir’s ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of AlloVir’s internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. AlloVir may be competing with many companies that currently have extensive and well-funded sales and marketing operations. Without a sufficiently scaled, appropriately timed and trained internal commercial organization or the support of a third party to perform sales and marketing functions, AlloVir may be unable to compete successfully against these more established companies.

The incidence and prevalence of the target patient population for posoleucel are based on estimates and third- party sources. If the market opportunity for posoleucel or AlloVir’s other product candidates is smaller than it estimates or if any approval that it obtains is based on a narrower definition of the patient population, its revenue and ability to achieve profitability might be materially and adversely affected.

Periodically, AlloVir makes estimates regarding the incidence and prevalence of target patient populations based on various third-party sources and internally generated analysis. These estimates may be inaccurate or based on imprecise data. For example, the total addressable market opportunity for posoleucel will depend on, among other things, acceptance of posoleucel by the medical community and patient access, drug pricing and reimbursement. The number of patients in the addressable markets may turn out to be lower than expected, patients may not be otherwise amenable to treatment with posoleucel, or new patients may become increasingly difficult to identify or gain access to, all of which may significantly harm AlloVir’s business, financial condition, results of operations and prospects.

AlloVir has received Regenerative Medicine Advanced Therapy (“RMAT”) designation for the treatment of HC caused by BKV in adults and children following allogeneic HCT, adenovirus (AdV) infection following allogenic hematopoietic stem cell transplant (allo-HCT) and for the prevention of clinically significant infections and disease from six devastating viruses that commonly impact high-risk adult and pediatric patients following allo-HCT - adenovirus (AdV), BK virus (BKV), cytomegalovirus (CMV), Epstein-Barr virus (EBV), human herpes virus-6 (HHV-6) and JC virus (JCV), and received eligibility for the PRIME scheme from the EMA for the treatment of serious infections with BKV, CMV, AdV, EBV and HHV-6 in HCT patients, for posoleucel. These designations may not lead to a faster development or regulatory review or approval process, and will not increase the likelihood that such product candidates will receive marketing approval.

AlloVir has received RMAT designation from the FDA for posoleucel for the treatment of HC caused by BKV in adults and children following allo-HCT, for the treatment of AdV infection following allo-HCT, and for the prevention of clinically significant infections and end-organ diseases from AdV, BKV, CMV, EBV, HHV-6 and JCV in children and adults following allo-HCT. AlloVir has also received PRIME designation from the EMA for the treatment of serious infections with BKV, CMV, AdV, EBV and/or HHV-6 in HCT patients.

A company may request RMAT designation of its product candidate, which designation may be granted if the product meets the following criteria: (1) it is a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and potential eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites post-approval, if appropriate. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post- approval requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence (such as electronic health records); through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy. Under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of approval for a product granted accelerated approval. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period. Should AlloVir resume development of its product candidates, there can be no assurance that the FDA would allow any of the product candidates AlloVir may develop to proceed on an accelerated approval pathway, and even if the FDA did allow such pathway, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. Moreover, even if AlloVir received accelerated approval, any post-approval studies required to confirm and verify clinical benefit may not show such benefit, which could lead to withdrawal of any approvals AlloVir has obtained. Receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.

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

Should AlloVir resume development of its product candidates, even if AlloVir’s product candidates receive regulatory approval, it will still face extensive ongoing regulatory requirements and continued regulatory review, which may result in significant additional expense, and its products may still face future development and regulatory difficulties.

Even if AlloVir obtains regulatory approval for a product candidate, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, materials and facilities, qualification testing, quality control, further development, labeling, packaging, storage, distribution, post- approval clinical data, adverse event reporting, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-marketing information. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and product listing, as well as continued compliance by AlloVir and/or its contract manufacturing organizations (“CMOs”), and contract research organizations (“CROs”) for any post-approval clinical trials that it conducts. The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of AlloVir’s product candidates, they may require labeling changes or establishment of a REMS, impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

In addition, manufacturers of drug products and their facilities are subject to initial and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices (“cGMP”), Good Clinical Practices (“GCP”), current good tissue practices (“cGTP”), and other regulations. For certain commercial prescription biological products, manufacturers, and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States.

If AlloVir or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If AlloVir, its product candidates or the manufacturing facilities for its product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

•
issue warning letters or untitled letters;
•
mandate modifications to promotional materials or require it to provide corrective information to healthcare practitioners, or require other restrictions on the labeling or marketing of such products;
•
require it to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
•
seek an injunction or impose civil or criminal penalties or monetary fines;
•
suspend, withdraw or modify regulatory approval;
•
suspend or modify any ongoing clinical trials;
•
refuse to approve pending applications or supplements to applications filed by us;
•
suspend or impose restrictions on operations, including costly new manufacturing requirements; or
•
seize or detain products, refuse to permit the import or export of products, or require it to initiate a product recall.

The occurrence of any event or penalty described above may inhibit AlloVir’s ability to successfully commercialize its products.

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the U.S. Federal Trade Commission, the Department of Justice (the “DOJ”), the Office of Inspector General of the HHS, state attorneys general, members of the U.S. Congress and the public. Additionally, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by comparable foreign entities and stakeholders. Violations, including actual or alleged promotion of AlloVir’s products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA or comparable foreign bodies. Any actual or alleged failure to comply with labeling and promotion requirements may result in fines, warning letters, mandates to corrective information to healthcare practitioners, injunctions, or civil or criminal penalties.

The FDA and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of any current or future product candidate. AlloVir cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If AlloVir is slow or unable to adapt to changes in existing requirements or to the adoption of new requirements or policies, or if AlloVir is not able to maintain regulatory compliance, AlloVir may lose any marketing approval that AlloVir may have obtained.

Non-compliance by AlloVir or any future collaborator with regulatory requirements, including safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population can also result in significant financial penalties.

Regulations, guidelines and recommendations published by various government agencies and organizations may affect the use of AlloVir’s product candidates.

Changes to regulations, recommendations or other guidelines advocating alternative therapies for the indications AlloVir treats could result in decreased use of its products, if approved.

Risks Related to Business Development and Commercialization

AlloVir may not successfully identify, acquire, develop or commercialize new potential product candidates.

Part of AlloVir’s business strategy is to expand its product candidate pipeline by identifying and validating new product candidates, which it may develop itself, in-license or otherwise acquire from others. In addition, in the event that AlloVir’s existing product candidates do not receive regulatory approval or are not successfully commercialized, then the success of its business will depend on its ability to expand its product pipeline through in-licensing or other acquisitions. AlloVir may be unable to identify relevant product candidates. If AlloVir does identify such product candidates, it may be unable to reach acceptable terms with any third party from which it desires to in-license or acquire them.

AlloVir’s commercial success depends upon attaining significant market acceptance of its product candidates, if approved, among physicians, patients, healthcare payors and the medical community, including hospitals and outpatient clinics.

Even if AlloVir obtains regulatory approval for any of its product candidates that AlloVir may develop or acquire in the future, the product may not gain market acceptance among physicians, healthcare payors, patients or the medical community that supports its product development efforts, including hospitals and outpatient clinics. Market acceptance of any of AlloVir’s product candidates for which it receives approval depends on a number of factors, including:

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
•
the timing of market introduction of its products as well as competitive products;
•
the development of manufacturing and distribution processes for its product candidates;
•
the cost of treatment in relation to alternative treatments;
•
the availability of coverage and adequate reimbursement from, and its ability to negotiate pricing with, third-party payors, providers and government authorities;
•
relative convenience and ease of administration; and
•
the effectiveness of its sales and marketing efforts and those of its collaborators.

Even if AlloVir is able to commercialize its product candidates, the products may not receive coverage and adequate reimbursement from third-party payors in the United States and in other countries in which it seeks to commercialize its products, which could harm its business.

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. AlloVir’s ability to commercialize any product successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow AlloVir to establish or maintain pricing sufficient to realize a sufficient return on its investment. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. For more information regarding the risks related to insurance coverage and reimbursement please see “Business—Government Regulation—Coverage and Reimbursement” in this Annual Report on Form 10-K.

There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels. A primary trend in the healthcare industry is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third-party payors may also seek additional clinical evidence, beyond the data required to obtain regulatory approval, demonstrating clinical benefits and value in specific patient populations before covering AlloVir’s products for those patients. AlloVir cannot be sure that coverage and adequate reimbursement will be available for any product that it commercializes and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which

AlloVir obtains regulatory approval, and ultimately its ability to successfully commercialize any product candidate for which it obtains regulatory approval.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers AlloVir’s costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover AlloVir’s costs and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. Third-party payors in the United States often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. AlloVir’s inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that it develops could have a material adverse effect on its operating results, its ability to raise capital needed to commercialize products and its overall financial condition.

AlloVir must complete clinical testing before it can seek regulatory approval and begin commercialization of any of its product candidates.

There is no guarantee that any of AlloVir’s product candidates will proceed in preclinical or clinical development or achieve regulatory approval. The process for obtaining marketing approval for any product candidate is very long and risky and there will be significant challenges for AlloVir to address in order to obtain marketing approval as planned or, if at all.

There is no guarantee that the results obtained in current clinical studies or planned Phase 3 clinical trials of posoleucel will be sufficient to obtain regulatory approval or marketing authorization for HC, AdV, prevention or any other indication. Negative results in the development of AlloVir’s lead product candidates may also impact its ability to obtain regulatory approval for its other product candidates, either at all or within anticipated timeframes because, although other product candidates may target different indications, the underlying technology platform, manufacturing process and development process is the same for all of its product candidates. Accordingly, a failure in any one program may affect the ability to obtain regulatory approval to continue or conduct clinical programs for other product candidates.

In addition, because AlloVir has limited financial and personnel resources and are placing significant focus on the development of its lead product candidates, it may forgo or delay pursuit of opportunities with other future product candidates that later prove to have greater commercial potential. AlloVir’s resource allocation decisions may cause it to fail to capitalize on viable commercial products or profitable market opportunities. AlloVir’s spending on current and future research and development programs and other future product candidates for specific indications may not yield any commercially viable future product candidates. If AlloVir does not accurately evaluate the commercial potential or target market for a particular future product candidate, it may relinquish valuable rights to those future product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for it to retain sole development and commercialization rights to such future product candidates.

Current and future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for AlloVir to obtain regulatory approval of and commercialize its product candidates and affect the prices it may obtain.

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of AlloVir’s product candidates, restrict or regulate post-approval activities and affect its ability to successfully sell any product candidates for which it obtains regulatory approval. The U.S. government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government- paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Additional changes that may affect AlloVir’s business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges and fraud and abuse and enforcement. Continued implementation of the Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act Health Information Technology for Economic and Clinical Health Act (“ACA”), and the passage of additional laws and regulations may result in the expansion of new programs, such as Medicare payment for performance initiatives, and may impact existing government healthcare programs, such as by improving the physician quality reporting system and feedback program. For more information regarding the risks related to recently enacted and future legislation please see “AlloVir’s Business—Government Regulation—Healthcare Reform” in this Annual Report on Form 10-K.

AlloVir expects that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare drugs and services, which could result in reduced demand for its drug candidates or additional pricing pressures. AlloVir cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/ or impose price controls may adversely affect:

•
the demand for AlloVir’s product candidates, if it obtains regulatory approval;
•
AlloVir’s ability to set a price that it believes is fair for its approved products;
•
AlloVir’s ability to generate revenue and achieve or maintain profitability;
•
the level of taxes that AlloVir is required to pay; and
•
the availability of capital.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm AlloVir’s business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for AlloVir’s drugs or put pressure on its drug pricing, which could negatively affect its business, financial condition, results of operations and prospects.

Price controls may be imposed in foreign markets, which may adversely affect AlloVir’s future profitability.

In some countries, particularly member states of the European Union, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, AlloVir, or its collaborators, may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of its product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of AlloVir’s products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, its business could be adversely affected.

AlloVir expects the product candidates it develops will be regulated biologics and therefore they may be subject to competition sooner than anticipated.

The Biologics Price Competition and Innovation Act of 2009 (the “BPCIA”) was enacted as part of the Affordable Care Act to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when processes intended to implement BPCIA may be fully adopted by the FDA, any of these processes could have a material adverse effect on the future commercial prospects for AlloVir’s biological products.

AlloVir believes that any of the product candidates it develops that is approved in the United States as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

In addition, the approval of a biologic product biosimilar to one of AlloVir’s products could have a material adverse impact on its business as it may be significantly less costly to bring to market and may be priced significantly lower than its products.

AlloVir’s relationships with customers, third-party payors, physicians and healthcare providers will be subject to applicable anti-kickback, fraud and abuse, and other laws and regulations, which could expose it to criminal sanctions, civil penalties, contractual damages, reputational harm, and diminished profits.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which AlloVir obtains regulatory approval. AlloVir’s current and future arrangements with third-party payors and customers may expose it to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which it conducts research and would market, sell and distribute its products. As a pharmaceutical company, even though AlloVir does not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to its business. For more information regarding the risks related to these laws and regulations please see “Business—Government Regulation—Other Healthcare Laws and Compliance Requirements” in this Annual Report on Form 10-K.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Even if precautions are taken, it is possible that governmental authorities will conclude that AlloVir’s business practices could, despite efforts to comply, be subject to challenge under current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If AlloVir’s operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, AlloVir may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if it becomes subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, reputational harm and the curtailment or restructuring of its operations. If any of the physicians or other healthcare providers or entities with whom AlloVir expects to do business is found not to be in compliance with applicable laws, that person or entity may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect its business in an adverse way.

Efforts to ensure that AlloVir’s current and future business arrangements with third parties, and its business generally, continue to comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that AlloVir’s business practices do not comply with any such laws and regulations. If AlloVir’s operations, including its arrangements with physicians and other healthcare providers, are found to be in violation of any such laws or any other governmental regulations that may apply to it, it may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, reputational harm, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, disgorgement, additional reporting requirements, and/or the curtailment or restructuring of its operations, as well as additional reporting obligations oversight if AlloVir becomes subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. If any physicians or other healthcare providers or entities with whom AlloVir expects to do business are found to not be in compliance with applicable laws, they may be subject to similar penalties.

Changes in and failures to comply with U.S. federal and state and foreign privacy and data protection laws, regulations and standards may adversely affect AlloVir’s business, operations and financial performance.

In the United States, the Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act (the “FTCA”), 15 U.S.C. § 45(a).

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

Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the CCPA created comprehensive individual privacy rights for California consumers (as defined in the law) and placed increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA went into effect on January 1, 2020 and the California State Attorney General became empowered to commence enforcement actions against violators as of July 1, 2020. Further, as of January 1, 2023, the California Privacy Rights Act (the “CPRA”) created additional obligations with respect to processing and storing personal information. The CCPA and similar comprehensive state consumer privacy laws, both proposed and enacted, could increase AlloVir’s potential liability and adversely affect its business. AlloVir will continue to monitor developments related to both enacted and proposed comprehensive state consumer privacy laws, for which AlloVir anticipates additional costs and expenses associated with compliance. In addition to these comprehensive consumer privacy laws, a small number of states have also enacted laws focused on particular aspects of privacy. For example, the state of Washington has enacted a law that regulates the privacy of medical and health related information not subject to HIPAA, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. A small number of states have also passed laws that regulate biometric information.

AlloVir may also be subject to additional privacy restrictions in various foreign jurisdictions around the world in which it operates or process personal information. The collection, use, storage, disclosure, transfer, or other processing of personal information regarding individuals in the European Economic Area (“EEA”), including personal health data, is subject to the General Data Protection Regulation 2016/679 (“EU GDPR”) (regarding individuals in the EEA) and, the UK General Data Protection Regulation (“UK GDPR”) (regarding individuals in the United Kingdom (“UK”)), as well as applicable data protection laws in effect in the Member States of the EEA and in the UK (including the UK Data Protection Act 2018). The EU and UK data protection regimes are independent of each other but remain largely aligned. In this Registration Statement on Form S-4 “GDPR” refers to both the EU GDPR and the UK GDPR, unless specified otherwise, and applies to any company established in the EEA/UK and to companies established outside the EEA/UK that process personal data in connection with the offering of goods or services to data subjects in the EEA/UK or the monitoring of the behavior of data subjects in the EEA/UK. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to having a legal basis for processing personal data, stricter requirements relating to the processing of sensitive data (such as health sensitive data), where required by GDPR obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, requiring data protection impact assessments for high risk processing and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, in certain circumstances, unless a derogation exists or a valid GDPR transfer mechanism is put in place and transfer impact assessments carried out to assess whether the data importer can ensure sufficient guarantees for safeguarding the personal information under the GDPR. The international transfer obligations under the GDPR will require significant effort and cost and may result in AlloVir needing to make strategic considerations around where EEA and UK personal data is transferred and which service providers AlloVir can utilize for the processing of EEA and UK personal data. Any inability to transfer personal data from the EEA and UK to the United States in compliance with data protection laws may impede AlloVir’s operations and may adversely affect its business and financial position.

The GDPR permits data protection authorities to issue warning letters, mandatory audits, orders to cease/change the use of data, and to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million for the UK GDPR) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase AlloVir’s cost of doing business or require it to change its business practices, and despite those efforts, there is a risk that it may be subject to fines and penalties, litigation, and reputational harm in connection with its European activities. Further, the United Kingdom’s decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom and there will be increasing scope for divergence in application, interpretation and enforcement of the data protection laws between the UK and the EEA. The UK government had introduced the Data Reform Bill into the UK legislative process with the intention for this bill to reform the UK’s data protection regime. The Data Reform Bill failed in the legislative process. A new Data (Use and Access) Bill (“UK Bill”) has been introduced into parliament. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK adequacy decision from the European Commission. In addition, EEA Member States have adopted national laws to implement the EU GDPR that may partially deviate from the EU GDPR and competent authorities in the EEA Member States may interpret the EU GDPR obligations slightly differently from country to country. Therefore, AlloVir does not expect to operate in a uniform legal landscape in the EEA. In addition, various other jurisdictions around the world continue to propose new and/or amended laws that regulate the privacy and/or security of certain types of personal data. Complying with these laws, if enacted, would require significant resources and leave AlloVir vulnerable to possible fines and penalties if AlloVir is unable to comply.

All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants and legal advisors, which are likely to increase over time. In addition, such requirements may require AlloVir to modify its data processing practices and policies, utilize management’s time and/or divert resources from other initiatives and projects. Any failure or perceived failure by AlloVir to comply with any applicable federal, state or foreign laws and regulations relating to data privacy and security could result in damage to its reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject it to significant fines, sanctions, awards, injunctions, penalties or judgments. Any of the foregoing could have a material adverse effect on AlloVir’s business, financial condition, results of operations and prospects.

Artificial intelligence presents risks and challenges that can impact AlloVir’s business including by posing security risks to its confidential information, proprietary information, and personal data.

As the regulatory framework for machine learning technology and AI evolves, it is possible that new laws and regulations will be adopted, or that existing laws and regulations may be interpreted in ways that would affect AlloVir’s business and the ways in which it uses AI and machine learning technology, its financial condition and its results of operations, including as a result of the cost to comply with such laws or regulations. For example, the EU’s Artificial Intelligence Act (the “AI Act”) entered into force on August 1, 2024, with most provisions becoming effective on August 2, 2026. This legislation imposes significant obligations on providers and deployers of high-risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems.

Likewise, in the U.S., several states, including Colorado and California, passed laws that will take effect in 2026, to regulate various uses of artificial intelligence, including to make consequential decisions. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. If AlloVir develops or uses AI systems that are governed by these laws or regulations, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific ethical, accountability, and administrative requirements, some of which may increase its costs and compliance obligations. Further, potential government regulation related to AI use and ethics may also increase the cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in AlloVir’s products and services.

The rapid evolution of artificial intelligence will require the application of significant resources to design, develop, test and maintain such systems to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. The use of certain artificial intelligence technologies can also give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of artificial intelligence tools.

If AlloVir, its vendors, or its third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, it may lose valuable intellectual property and confidential information and its reputation and the public perception of the effectiveness of its security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage AlloVir’s reputation, result in the loss of valuable property and information, and adversely impact its business.

Certain of AlloVir’s directors and officers may have actual or potential conflicts of interest because of their positions with ElevateBio.

David Hallal, AlloVir’s Executive Chairman and former Chief Executive Officer, also serves as the Chairman and Chief Executive Officer of ElevateBio, and Vikas Sinha, AlloVir’s Chief Executive Officer, President and Chief Financial Officer, also serves as the Chief Financial Officer of ElevateBio. Morana Jovan-Embiricos, Ph.D., a member of its board of directors, also serves as a director of the board of directors of ElevateBio. In addition, certain of these individuals own equity interests in ElevateBio, which may represent a significant portion of these individuals’ net worth. Although, AlloVir has adopted a written related party transactions policy that such transactions must be approved by its audit committee, their positions at ElevateBio and the ownership of any ElevateBio equity or equity awards creates, or may create the appearance of, conflicts of interest when AlloVir asks these individuals to make decisions that could have different implications for ElevateBio than the decisions have for AlloVir.

Should AlloVir resume development of its product candidates, it may need to grow the size of its organization, and it may experience difficulties in managing this growth.

As of December 31, 2024, AlloVir had 6 employees. If the merger is not consummated and AlloVir resumes development of its product candidates, its development and commercialization plans and strategies develop, and as it continues to operate as a public company, it would expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand its operations. Future growth would impose significant added responsibilities on members of management, including:

•
managing AlloVir’s preclinical studies and clinical trials effectively;
•
identifying, recruiting, maintaining, motivating and integrating additional employees;
•
managing AlloVir’s internal development efforts effectively while complying with its contractual obligations to licensors, licensees, contractors and other third parties;
•
improving AlloVir’s managerial, development, operational, information technology, and finance systems; and
•
expanding AlloVir’s facilities.

Should AlloVir resume development of its product candidates, it will also need to manage additional relationships with various strategic partners, suppliers and other third parties. AlloVir’s future financial performance and to compete effectively will depend, in part, on its ability to manage any future growth effectively. To that end, AlloVir must be able to manage its development efforts and any preclinical or clinical studies effectively and hire, train and integrate additional management, research and development, manufacturing, administrative and sales and marketing personnel. AlloVir’s failure to accomplish any of these tasks could prevent it from successfully achieving its research, development and commercialization goals.

AlloVir’s employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could cause significant liability for it and harm its reputation.

AlloVir is exposed to the risk of employee fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards AlloVir has established, complies with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, reports financial information or data accurately or discloses unauthorized activities to us. Misconduct could also involve the improper use of information obtained in the course of clinical studies, which could result in regulatory sanctions and serious harm to AlloVir’s reputation. It is not always possible to identify and deter employee and third party misconduct, and the precautions AlloVir takes to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting AlloVir from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against AlloVir, and it is not successful in defending itself or asserting its rights, those actions could have a significant impact on its business and results of operations, including the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and oversight if it becomes subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of its operations, any of which could adversely affect its ability to operate its business, financial condition and results of operations.

Risks Related to AlloVir’s Business

AlloVir may be unable to adequately protect its information systems from cybersecurity incidents, data breaches and other compromises, which could result in the disclosure of confidential or proprietary information, including personal data, damage its reputation, and subject it to significant financial and legal exposure.

AlloVir relies on information technology systems that it or its third-party providers operate to process, transmit and store electronic information in its day-to-day operations. In connection with AlloVir’s platform and product discovery efforts, it may collect and use a variety of personal data, such as name, mailing address, email addresses, phone number and clinical trial information. A successful cybersecurity incident, data breach or compromise could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise AlloVir’s confidential or proprietary information and disrupt its operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wrongful conduct by insider employees or vendors, wire fraud and other forms of cyber fraud, the deployment of harmful malware, ransomware, denial-of-service, social engineering fraud (e.g., phishing attacks) or other means to threaten data security, confidentiality, integrity and availability. A successful cybersecurity incident, data breach or compromise could cause serious negative consequences for AlloVir, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although AlloVir devotes resources to protect its information systems, it realizes that cybersecurity incidents, data breaches and compromises are a threat, and there can be no assurance that its efforts will prevent cybersecurity incidents or data breaches that would result in business, legal, financial or reputational harm to it, or would have a material adverse effect on its results of operations and financial condition. Like other companies in our industry, we, and our third party vendors, have experienced threats and cybersecurity incidents relating to our information technology systems and infrastructure. Any failure to prevent or mitigate cybersecurity incidents, data breaches or compromises, or improper access to, use of, or disclosure of AlloVir’s clinical data or patients’ personal data could result in significant liability under state law, such as state breach notification laws, federal law, such as HIPAA, as amended by HITECH, and international law, such as the GDPR, may require us to notify relevant stakeholders (including regulators, affected individuals, and investors) and may result in government inquiries, investigations, or fines. Any of the foregoing may cause a material adverse impact to AlloVir’s reputation, affect its ability to conduct new studies and potentially disrupt its business.

In addition, the computer systems of various third parties on which AlloVir relies, including its CROs and other contractors, consultants and law and accounting firms, may sustain damage from computer viruses, unauthorized access, cybersecurity incidents, compromises or data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. AlloVir relies on its third-party providers to implement effective security measures and identify and correct any such failures, deficiencies or cybersecurity incidents or data breaches. If AlloVir or its third-party providers fail to maintain or protect its information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to its information technology systems, it or its third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in losses described above as well as disputes with physicians, patients and its partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on its business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate cybersecurity incidents, data breaches, or compromises or improper access to or disclosure of such information could have similarly adverse consequences for us. If AlloVir is unable to prevent or mitigate the impact of such cybersecurity incidents or data breaches, it could be exposed to litigation and governmental investigations, which could lead to a potential disruption to its business. AlloVir also cannot be sure that its existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or be available in sufficient amounts to cover one or more large claims, or that its insurers will not deny coverage as to any future claim. The successful assertion of one or more large claims against AlloVir that exceeds its available insurance coverage or changes in its insurance policies, including premium increases, or the imposition of large deductible or co-insurance requirements, could have an adverse effect on its business and results of operations. Further, AlloVir’s contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect it from liabilities, damages, or claims related to any privacy and data security obligations.

AlloVir’s internal computer systems, or those used by its third-party CROs or other contractors or consultants, may fail or suffer from cybersecurity incidents or breaches, which could result in a material disruption of the development programs of its product candidates.

Despite the implementation of security measures, AlloVir’s internal computer systems and those of its current and future CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, and telecommunication and electrical failures. AlloVir exercises little or no control over these third parties, which increases its vulnerability to problems with their systems. While AlloVir has not experienced any such material system failure or cybersecurity incident or data breach to date, if such an event were to occur and cause interruptions in its operations, it could result in a material disruption of its development programs and its business operations. For example, the loss of data from completed or future preclinical studies and clinical trials could result in delays in AlloVir’s regulatory approval efforts and significantly increase its costs to recover or reproduce the data. Likewise, AlloVir relies on third parties for the manufacture of its product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on its business. To the extent that any disruption or cybersecurity incident or data breach were to result in a loss of, or damage to, AlloVir’s data or applications, or inappropriate disclosure of confidential or proprietary information, it could incur liability and the further development and commercialization of its product candidates could be delayed and its business could be otherwise adversely affected.

Business disruptions could seriously harm AlloVir’s future revenue and financial condition and increase its costs and expenses.

AlloVir’s operations, and those of its CROs, CMOs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which it is predominantly self-insured. The occurrence of any of these business disruptions, the severity and frequency of which may be amplified by global climate change, could seriously harm AlloVir’s operations and financial condition and increase its costs and expenses. AlloVir relies on third-party manufacturers to produce its product candidates. AlloVir’s ability to obtain clinical supplies of its product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

Changes in U.S. or foreign tax law or changes in AlloVir’s effective tax rates could adversely affect its business and financial condition.

The rules dealing with U.S. federal, state, and local income taxation and foreign income taxation are constantly under review by persons involved in the legislative process, by the Internal Revenue Service (“IRS”), the U.S. Treasury Department and foreign tax authorities. Changes to tax laws (which changes may have retroactive application) could adversely affect AlloVir or holders of its common stock. For example, under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the United States are now capitalized and amortized, which may have an adverse effect on AlloVir’s future cash flows. In recent years, many changes have been made to applicable tax laws and changes are likely to continue to occur in the future.

For example, the Tax Cuts and Jobs Act (the “TCJA”), was enacted in 2017 and made significant changes to corporate taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), and, subject to certain changes in tax law made by the CARES Act as defined and discussed below, the limitation of the deduction for net operating losses from taxable years beginning after December 31, 2017 to 80% of current year taxable income and the elimination of net operating loss carrybacks generated in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), and the modification or repeal of many business deductions and credits. In addition, on March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security Act” or the CARES Act, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 outbreak, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters.

It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in AlloVir’s or its shareholders’ tax liability or require changes in the manner in which it operates in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

AlloVir is subject to tax in both U.S. and foreign jurisdictions and determining its worldwide tax liabilities is complex and requires significant judgment. AlloVir could incur additional tax liability if relevant tax authorities disagree with its reported tax positions. AlloVir’s effective tax rate could be adversely affected by changes in the mix of earnings in countries with different statutory tax rates, challenges to its transfer pricing practices, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations, and changes in its tax filings due to tax audits.

AlloVir’s ability to use its net operating loss carryforwards and other tax attributes may be limited.

AlloVir’s ability to use its U.S. federal, U.S. state and foreign net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon its generation of future taxable income, and it cannot predict with certainty when, or whether, it will generate sufficient taxable income to use all of its net operating losses.

Unused U.S. federal tax losses for tax years beginning before January 1, 2018 and prior tax years will carry forward to offset future taxable income, if any, until such unused losses expire. Unused U.S. federal tax losses generated for tax year beginning after December 31, 2017 will not expire and may be carried forward indefinitely, and generally may not be carried back to prior taxable years, except that, under the CARES Act, net operating losses generated in 2018, 2019 and 2020 may be carried back to each of the five tax years preceding the tax years of such losses. Additionally, for taxable years beginning after December 31, 2020, the deductibility of such U.S. federal net operating losses is limited to 80% of AlloVir’s taxable income in any future taxable year.

In addition, both AlloVir’s current and its future unused U.S. federal and state tax losses and unused U.S. federal and state research and development tax credits may be subject to limitation under Sections 382 and 383 of the Code, if AlloVir undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period. AlloVir may have experienced such ownership changes in the past, and it may experience ownership changes in the future as a result of shifts in its stock ownership, some of which are outside its control. As of December 31, 2024, AlloVir reported U.S. federal and state net operating loss carryforwards of approximately $354.7 million and $168.4 million, respectively, federal and state research and development tax credit carryforwards of $11.7 million and $2.1 million, respectively, and federal orphan drug credit carryforwards of $6.0 million. AlloVir’s ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to it.

As of December 31, 2024, AlloVir reported foreign net operating loss carryforwards of $123.9 million. AlloVir’s ability to utilize those net operating loss carryforwards is dependent upon its generation of future taxable income.

Unstable market, economic or geopolitical conditions may have serious adverse consequences on AlloVir’s business, financial condition and stock price.

Global credit and financial markets have experienced and are likely to continue to experience extreme volatility and disruptions, including severely diminished liquidity and credit availability, inflation, rising interest rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Further, geopolitical instability outside the United States may also impact AlloVir’s operations or affect global markets, such as the ongoing conflict between Ukraine and Russia and the Israel-Hamas war. While AlloVir does not currently conduct clinical trials in the impacted countries, it cannot be certain what the overall impact of these events will be on its business or on the business of any of its third party partners, including its CROs, contract manufacturers or other partners or on the health care systems in the European Union and in other impacted countries. AlloVir’s general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive.

Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on AlloVir’s growth strategy, financial performance and stock price and could require it to delay or abandon clinical development plans. In addition, there is a risk that one or more of AlloVir’s current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect its ability to attain its operating goals on schedule and on budget.

Furthermore, AlloVir’s stock price may decline due in part to the volatility of the stock market and the general economic downturn.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect AlloVir’s current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”), was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”), as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although AlloVir is not a borrower or party to any such instruments with SVB, Signature or any other financial institution currently in receivership, if any of its suppliers or other parties with whom it conducts business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to perform their obligations to it or to enter into new commercial arrangements could be adversely affected. Additionally, if any financial institution where AlloVir has deposits is put into receivership, access to its deposits could be delayed and uninsured deposits could be lost, either of which could have a material and adverse impact on its current and projected business operations and its financial condition.

Risks Related to AlloVir’s Intellectual Property if the Merger is not Completed

If AlloVir is unable to obtain and maintain sufficient intellectual property protection for its product candidates and manufacturing process, or if the scope of the intellectual property protection is not sufficiently broad, its ability to commercialize its product candidates successfully and to compete effectively may be adversely affected.

AlloVir relies upon a combination of patents, trademarks, trade secrets and confidentiality agreements—both that it owns or possess or that are owned or possessed by its partners that are in-licensed to it under licenses including exclusive license agreement with BCM for data and know-how (the “BCM License”)—to protect the intellectual property related to its technology and product candidates. When AlloVir refers to “its” technologies, inventions, patents, patent applications or other intellectual property rights, it is referring to both the rights that it owns or possess as well as those that it in-licenses, many of which are critical to its intellectual property protection and its business. For example, AlloVir’s product candidates and platform technology are protected primarily by patents or patent applications of its partners that it has licensed and as confidential know-how and trade secrets. Additionally, AlloVir’s earlier stage product candidates are not yet protected by any patents or patent applications. If the intellectual property that AlloVir relies on is not adequately protected, competitors may be able to use its technologies and erode or negate any competitive advantage it may have.

The patentability of inventions and the validity, enforceability and scope of patents in the biotechnology field is highly uncertain because it involves complex legal, scientific and factual considerations, and it has in recent years been the subject of significant litigation.

Moreover, the standards applied by the U.S. Patent and Trademark Office (“USPTO”), and non-U.S. patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology patents.

There is no assurance that all potentially relevant prior art relating to AlloVir’s patents and patent applications is known to it or has been found in the instances where searching was done. Further, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Thus, AlloVir may be unaware of prior art that could be used to invalidate an issued patent or prevent a pending patent application from issuing as a patent. There also may be prior art of which AlloVir is aware, but which it does not believe affects the validity or enforceability of a claim of one of its patents or patent applications, which may, nonetheless, ultimately be found to affect the validity or enforceability of such claim. For example, AlloVir received an NIH grant related to its posoleucel technology prior to the filing of its patent applications covering its posoleucel technology. If the United States or another jurisdiction decides that the NIH grant is relevant prior art to its patent applications, that could affect its ability to obtain valid and enforceable patent claims protecting its posoleucel program. As a consequence of these and other factors, AlloVir’s patent applications may fail to result in issued patents with claims that cover its product candidates in the United States or in other countries.

Even if patents have issued or do successfully issue from patent applications, and even if these patents cover AlloVir’s product candidates, third parties may challenge the validity, ownership, enforceability or scope thereof, which may result in these patents being narrowed, invalidated, circumvented, or held to be unenforceable. No assurance can be given that if challenged, AlloVir’s patents would be declared by a court to be valid or enforceable.

Even if unchallenged, AlloVir’s patents and patent applications or other intellectual property rights may not adequately protect its intellectual property, provide exclusivity for its product candidates or prevent others from designing around its claims. The possibility exists that others will develop products on an independent basis which have the same or similar effect as AlloVir’s product candidates and which do not infringe its patents or other intellectual property rights, or that others will design around the claims of patents that it has had issued that cover its product candidates. If the breadth or strength of protection provided by AlloVir’s patents and patent applications with respect to its product candidates is threatened, it could jeopardize its ability to commercialize its product candidates and dissuade companies from collaborating with it.

AlloVir may also desire to seek a license from a third party who owns intellectual property that may be necessary or useful for providing exclusivity for its product candidates, or for providing the ability to develop and commercialize a product candidate in an unrestricted manner. There is no guarantee that AlloVir will be able to obtain a license from such a third party on commercially reasonable terms, or at all.

Obtaining and enforcing biopharmaceutical patents is costly, time consuming and complex, and AlloVir may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that AlloVir will fail to identify patentable aspects of its research and development output before it is too late to obtain patent protection. AlloVir may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain patents licensed from third parties. AlloVir may have limited control over the manner in which its licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights, or defend certain of the intellectual property that may be licensed to it. It is possible that the licensors’ infringement proceeding or defense activities may be less vigorous than if AlloVir conducts them itself. For example, under the BCM License, AlloVir has comment rights on all prosecution; however, BCM is not obligated to proceed in accordance with its comments. In addition, BCM has the first right to institute an action or proceeding against third party infringing activities, although AlloVir has a step-in right if BCM fails to bring such an action or proceeding. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of AlloVir’s business.

AlloVir and its partners have filed a number of patent applications covering its product candidates or methods of using or making those product candidates. AlloVir cannot offer any assurances about which, if any, patents will be issued with respect to these pending patent applications, the breadth of any such patents that are ultimately issued or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Because patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, AlloVir cannot be certain that it or its partners were the first to file any patent application related to a product candidate. AlloVir or its partners may also become involved in proceedings regarding its patents, including patent infringement lawsuits, interference or derivation proceedings, oppositions, reexaminations, and inter partes and post-grant review proceedings before the USPTO the European Patent Office and other non-U.S. patent offices.

Even if granted, patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent generally occurs 20 years after the earliest U.S. non-provisional application is filed. Although various extensions may be available if certain conditions are met, the life of a patent and the protection it affords is limited. If AlloVir encounters delays in its clinical trials or in obtaining regulatory approvals, the period of time during which it could exclusively market any of its product candidates under patent protection, if approved, could be reduced. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Even if patents covering AlloVir’s product candidates are obtained, once the patent life has expired for a product, it may be vulnerable to competition from biosimilar products, as it may be unable to prevent competitors from entering the market with a product that is similar or identical to its product candidates.

In the United States, a patent that covers an FDA-approved drug or biologic may be eligible for a term extension designed to restore the period of the patent term that is lost during the premarket regulatory review process conducted by the FDA. Depending upon the timing, duration and conditions of FDA marketing approval of AlloVir’s product candidates, one or more of its U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”), which permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. In the European Union, AlloVir’s product candidates may be eligible for term extensions based on similar legislation. In either jurisdiction, however, AlloVir may not receive an extension if it fails to apply within applicable deadlines, fails to apply prior to expiration of relevant patents or otherwise fails to satisfy applicable requirements. Even if AlloVir is granted such extension, the duration of such extension may be less than its request. If AlloVir is unable to obtain a patent term extension, or if the term of any such extension is less than its request, the period during which it can enforce its patent rights for that product will be in effect shortened and its competitors may obtain approval to market competing products sooner. The resulting reduction of years of revenue from applicable products could be substantial.

In addition, the United States federal government retains certain rights in inventions produced with its financial assistance under the Bayh-Dole Act. The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights”. March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. Some of AlloVir’s licensed patents are subject to the provisions of the Bayh-Dole Act. If AlloVir’s partners fail to comply with the regulations of the Bayh-Dole Act, they could lose title to any patents subject to such regulations, which could affect its license rights under the patents and its ability to stop others from using or commercializing similar or identical technology and products, or limit patent protection for its technology and products.

AlloVir may not be able to protect its intellectual property rights throughout the world.

Filing, prosecuting, enforcing and defending patents on all of AlloVir’s product candidates in all countries throughout the world would be prohibitively expensive. AlloVir’s intellectual property rights in certain countries outside the United States may be less extensive than those in the United States. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as laws in the United States. Consequently, AlloVir and its partners may not be able to prevent third parties from practicing its inventions in countries outside the United States, or from selling or importing infringing products made using its inventions in and into the United States or other jurisdictions. Competitors may use AlloVir’s technologies in jurisdictions where it has not obtained patent protection or where it does not have exclusive rights under the relevant patents to develop their own products and, further, may export otherwise-infringing products to territories where it and its partners have patent protection but where enforcement is not as strong as that in the United States. These infringing products may compete with AlloVir’s product candidates in jurisdictions where it or its partners have no issued patents or where it does not have exclusive rights under the relevant patents, or its patent claims and other intellectual property rights may not be effective or sufficient to prevent them from so competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for AlloVir and its partners to stop the infringement of its patents or marketing of competing products in violation of its intellectual property rights generally. Proceedings to enforce AlloVir’s patent rights in foreign jurisdictions could result in substantial costs and divert its attention from other aspects of its business, could put its patents at risk of being invalidated or interpreted narrowly, could put its patent applications at risk of not issuing, and could provoke third parties to assert claims against it or its partners. AlloVir or its partners may not prevail in any lawsuits that it or its partners initiate, and even if it or its partners are successful, the damages or other remedies awarded, if any, may not be commercially meaningful.

In some jurisdictions including European Union countries, compulsory licensing laws compel patent owners to grant licenses to third parties. In addition, some countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If AlloVir or any of its partners are forced to grant a license to third parties under patents relevant to its business, or if it or its partners are prevented from enforcing patent rights against third parties, its competitive position may be substantially impaired in such jurisdictions.

In Europe, expected by the end of 2023, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC”). This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. It is AlloVir’s initial belief that the UPC, while offering a cheaper streamlined process, has potential disadvantages to patent holders, such as making a single European patent vulnerable in all jurisdictions when challenged in a single jurisdiction.

In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, AlloVir would not be able to prevent third parties from practicing its inventions in Russia or from selling or importing products made using its inventions in and into Russia. Accordingly, AlloVir’s competitive position may be impaired, and its business, financial condition, results of operations and prospects may be adversely affected.

AlloVir has in-licensed a significant portion of its intellectual property from its partners, including BCM. If AlloVir breaches any of its license agreements with these partners, it could lose the ability to continue the development and potential commercialization of one or more of its product candidates.

AlloVir holds rights under license agreements with its partners, including the BCM License, that are important to its business. AlloVir’s discovery and development platform is built, in part, around patent rights in-licensed from its partners. Under AlloVir’s existing license agreements, including the BCM License, it is subject to various obligations, including diligence obligations with respect to development and commercialization activities, payment obligations upon achievement of certain milestones and royalties on product sales. If there is any conflict, dispute, disagreement or issue of nonperformance between AlloVir and its counterparties regarding its rights or obligations under these license agreements, including any conflict, dispute or disagreement arising from its failure to satisfy diligence or payment obligations, AlloVir may be liable for damages and its counterparties may have a right to terminate the affected license. The termination of any license agreement with one of AlloVir’s partners, including BCM, could materially adversely affect its ability to utilize the intellectual property that is subject to that license agreement in its drug discovery and development efforts, its ability to enter into future collaboration, licensing and/or marketing agreements for one or more affected product candidates and its ability to commercialize the affected product candidates. The agreements under which AlloVir currently licenses intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what AlloVir believes to be the scope of its rights to the relevant intellectual property or technology, or increase what it believes to be its financial or other obligations under the relevant agreement. Furthermore, a disagreement under any of these license agreements may harm AlloVir’s relationship with the partner, which could have negative impacts on other aspects of its business.

If AlloVir’s trademarks and trade names are not adequately protected, then it may not be able to build name recognition in its markets of interest and its business may be adversely affected.

If AlloVir’s trademarks and trade names are not adequately protected, then it may not be able to build name recognition in its markets of interest and its business may be adversely affected. AlloVir may not be able to protect its rights to these trademarks and trade names, which it needs to build name recognition among potential partners or customers in its markets of interest. At times, competitors may adopt trade names or trademarks similar to AlloVir’s, thereby impeding its ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of AlloVir’s unregistered trademarks or trade names. Over the long term, if AlloVir is unable to successfully register its trademarks and trade names and establish name recognition based on its trademarks and trade names, then it may not be able to compete effectively and its business may be adversely affected. AlloVir’s efforts to enforce or protect its proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact its financial condition or results of operations.

If AlloVir is unable to protect the confidentiality of its trade secrets and other proprietary information, the value of its technology could be materially adversely affected and its business could be harmed.

In addition to seeking the protection afforded by patents, AlloVir relies on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that it elects not to patent, processes for which patents are difficult to enforce, and other elements of its technology, discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. Any disclosure to or misappropriation by third parties of AlloVir’s confidential proprietary information could enable competitors to quickly duplicate or surpass its technological achievements, including by enabling them to develop and commercialize products substantially similar to or competitive with its product candidates, thus eroding its competitive position in the market.

Trade secrets can be difficult to protect. AlloVir seeks to protect its proprietary technology and processes, in part, by entering into confidentiality agreements and invention assignment agreements with its employees, consultants, and outside scientific advisors, contractors and collaborators. These agreements are designed to protect AlloVir’s proprietary information. Although AlloVir uses reasonable efforts to protect its trade secrets, its employees, consultants, contractors, collaborators, or outside scientific advisors might intentionally or inadvertently disclose its trade secrets or confidential, proprietary information to its competitors. In addition, AlloVir’s competitors may otherwise gain access to its trade secrets or independently develop substantially equivalent information and techniques. If any of AlloVir’s confidential proprietary information were to be lawfully obtained or independently developed by a competitor, it would have no right to prevent such competitor from using that technology or information to compete with it, which could harm its competitive position.

Enforcing a claim that a third party illegally obtained and is using any of AlloVir’s trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, the laws of certain foreign countries do not protect proprietary rights such as trade secrets to the same extent or in the same manner as the laws of the United States. Misappropriation or unauthorized disclosure of AlloVir’s trade secrets to third parties could impair its competitive advantage in the market and could materially adversely affect its business, results of operations and financial condition.

Risks Related to Patents

Obtaining and maintaining AlloVir’s patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and its patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. AlloVir has systems in place to remind it to pay these fees, and it employs an outside firm and relies on its outside counsel to pay these fees due to non-U.S. patent agencies. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. AlloVir employs reputable law firms and other professionals to help it comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, AlloVir’s competitors might be able to enter the market and this circumstance would have a material adverse effect on its business.

Changes in U.S. or foreign patent laws could diminish the value of patents in general, thereby impairing AlloVir’s ability to protect its products.

Changes in either the patent laws or interpretation of the patent laws in the United States or non-U.S. jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act (the “America Invents Act”), enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before AlloVir could therefore be awarded a patent covering an invention of AlloVir’s even if it had made the invention before it was made by such third party. This will require AlloVir to be cognizant of the time from invention to filing of a patent application and be diligent in filing patent applications, but circumstances could prevent it from promptly filing patent applications on its inventions. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, AlloVir cannot be certain that it or its licensors were the first to either (i) file any patent application related to its product candidates or (ii) invent any of the inventions claimed in its or its licensor’s patents or patent applications.

The America Invents Act also included a number of significant changes that affect the way patent applications are prosecuted and also affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review and, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate AlloVir’s patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of AlloVir’s owned or in-licensed patent applications and the enforcement or defense of its owned or in-licensed issued patents, all of which could have a material adverse effect on its business, financial condition, results of operations, and prospects.

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on AlloVir’s existing patent portfolio and its ability to protect and enforce its intellectual property in the future.

Risks Related to AlloVir’s Dependence on Third Parties if the Merger is Not Completed

AlloVir relies on third parties to conduct its clinical trials and perform some of its research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, AlloVir’s development programs may be delayed or subject to increased costs, each of which may have an adverse effect on its business and prospects.

AlloVir does not have the ability to conduct all aspects of its preclinical testing or clinical trials itself. As a result, AlloVir has been in the past and, should it resume development of its product candidates, it expects to remain, dependent on third parties to conduct any future clinical trials of its product candidates. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to its development programs. Specifically, AlloVir expects CROs, clinical investigators, and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, AlloVir will not be able to control all aspects of their activities. Nevertheless, AlloVir is responsible for ensuring that each of its trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and its reliance on the CROs and other third parties does not relieve it of its regulatory responsibilities. AlloVir and its CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for all of its current product candidates and any future product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If AlloVir or any of its CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in its clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require it to perform additional clinical trials before approving its marketing applications. In addition, AlloVir’s clinical trials must be conducted with product produced under cGMP regulations. AlloVir’s failure to comply with these regulations may require it to stop and/or repeat clinical trials, which would delay the marketing approval process.

There is no guarantee that any such CROs, clinical trial investigators or other third parties on which AlloVir relies will devote adequate time and resources to its development activities or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to AlloVir’s clinical protocols or meet regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with it, the timelines for its development programs may be extended or delayed or its development activities may be suspended or terminated. If any of AlloVir’s clinical trial sites terminates for any reason, it may experience the loss of follow-up information on subjects enrolled in such clinical trials unless it is able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible. In addition, clinical trial investigators for AlloVir’s clinical trials may serve as scientific advisors or consultants to it from time to time and may receive cash compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or comparable foreign regulatory authorities concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing application AlloVir submits by the FDA or any comparable foreign regulatory authority. Any such delay or rejection could prevent AlloVir from commercializing its current product candidates and any future product candidates.

AlloVir depends substantially on intellectual property licensed from third parties, including BCM, and termination of any of these licenses could result in the loss of significant rights, which would harm its business.

AlloVir is dependent on patents, know-how and proprietary technology, both its own and licensed from others. AlloVir depends substantially on the exclusive license agreement with BCM for data and know-how, which it refers to as the BCM License, for its intellectual property, data and know-how. The BCM License imposes, and AlloVir expects that future license agreements will impose, various development, diligence, commercialization, and other obligations on it. This license may be terminated upon certain conditions.

Any termination of this license could result in the loss of significant rights and could harm AlloVir’s ability to commercialize its product candidates. To the extent BCM fails to meet its obligations under the license, which AlloVir is not in control of, it may lose the benefits of the BCM License. In the future, AlloVir may also enter into additional license agreements that are material to the development of its product candidates.

Disputes may also arise between AlloVir and its licensors regarding intellectual property subject to a license agreement, including those related to:

•
the scope of rights granted under the license agreement and other interpretation-related issues;
•
whether and the extent to which its technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•
its right to sublicense patent and other rights to third parties under collaborative development relationships;
•
its diligence obligations with respect to the use of the licensed technology in relation to its development and commercialization of its product candidates, and what activities satisfy those diligence obligations; and
•
the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by its licensors and it and its partners.

If disputes over intellectual property that AlloVir has licensed, or licenses in the future, prevent or impair its ability to maintain its current licensing arrangements on acceptable terms, it may be unable to successfully develop and commercialize the affected product candidates. In addition, the resolution of any such disputes could narrow what AlloVir believes to be the scope of its rights to the relevant intellectual property or technology, or increase what it believes to be its financial or other obligations under the relevant agreement, either of which could have a material adverse effect on its business, financial condition, results of operations, and prospects.

AlloVir may rely on third parties from whom it licenses proprietary technology to file and prosecute patent applications and maintain patents and otherwise protect the intellectual property it licenses from them. AlloVir may have limited control over these activities or any other intellectual property that may be related to its in-licensed intellectual property. For example, AlloVir cannot be certain that such activities by these licensors will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. AlloVir may have limited control over the manner in which its licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights, or defend certain of the intellectual property that may be licensed to it. It is possible that the licensors’ infringement proceeding or defense activities may be less vigorous than if AlloVir conducts them itself.

AlloVir is generally also subject to all of the same risks with respect to protection of intellectual property that it licenses, as it is for intellectual property that it owns, which are described below. If AlloVir or its licensors fail to adequately protect such licensed intellectual property, its ability to commercialize products could suffer.

AlloVir may not realize the benefits of strategic alliances that it may form in the future or of potential future product acquisitions or licenses.

AlloVir may desire to form strategic alliances, create joint ventures or collaborations, enter into licensing arrangements with third parties or acquire products or businesses, in each case that it believes will complement or augment its existing business. For instance, AlloVir has entered into the BCM License. These relationships or transactions, or those like them, may require AlloVir to incur nonrecurring and other charges, increase AlloVir’s near- and long-term expenditures, issue securities that dilute its existing stockholders, reduce the potential profitability of the products that are the subject of the relationship or disrupt its management and business. In addition, AlloVir faces significant competition in seeking appropriate strategic alliances and transactions and the negotiation process is time-consuming and complex and there can be no assurance that it can enter into any of these transactions even if it desires to do so. Moreover, AlloVir may not be successful in its efforts to establish a strategic alliance or other alternative arrangements for any future product candidates and programs because its research and development pipeline may be insufficient, its product candidates and programs may be deemed to be at too early a stage of development for collaborative effort and third parties may not view its product candidates and programs as having the requisite potential to demonstrate a positive risk profile. Any delays in entering into new strategic alliances agreements related to AlloVir’s product candidates could also delay the development and commercialization of its product candidates and reduce their competitiveness even if they reach the market.

If AlloVir licenses products or acquires businesses, it may not be able to realize the benefit of these transactions if it is unable to successfully integrate them with its existing operations and company culture. AlloVir cannot be certain that, following an acquisition or license, it will achieve the financial or strategic results that would justify the transaction.

Risks Related to the Clinical Development, Regulatory Review and Approval of AlloVir’s Product Candidates if the Merger is Not Completed

Risks Related to Clinical Development

AlloVir is early in its development efforts and has only a small number of product candidates in clinical development. All of AlloVir’s other product candidates are still in preclinical development. If AlloVir or its collaborators are unable to successfully develop and commercialize product candidates or experience significant delays in doing so, its business may be materially harmed.

AlloVir is early in its development efforts, and only a small number of its product candidates are in or are entering into clinical development. The majority of AlloVir’s product candidates are currently in preclinical development. AlloVir has invested substantial resources in identifying and developing potential product candidates, conducting preclinical studies and clinical trials and developing an efficient and scalable manufacturing process for its product candidates. AlloVir’s ability to generate revenues, which it does not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of its product candidates. Should AlloVir resume development of its product candidates, the success of its product candidates and its ability to generate revenues and achieve profitability will depend on many factors, including the following:

•
completion of preclinical studies and clinical trials with positive results;
•
receipt of regulatory approvals from applicable authorities and successful completion of any post- marketing requirements or commitments;
•
protecting AlloVir’s rights in its intellectual property portfolio, including by obtaining and maintaining patent and trade secret protection and regulatory exclusivity for its product candidates;
•
establishing and maintaining adequate supply of AlloVir’s product candidates, including third-party donor starting material for global clinical trials, raw materials used in the manufacturing process, manufacturing capacity and release testing capacity;
•
establishing and qualifying redundant supplies for critical starting materials including third-party donor material, cell culture media, peptides, cytokines, human AB serum and drug product final formulation buffer;
•
establishing or making arrangements with third-party manufacturers or completing AlloVir’s own manufacturing facility for clinical and commercial manufacturing purposes;
•
developing manufacturing and distribution processes for AlloVir’s multi-VST cell therapy product candidates;
•
manufacturing AlloVir’s product candidates at an acceptable cost;
•
attracting, hiring and retaining qualified personnel;
•
launching commercial sales of AlloVir’s products, if approved by applicable regulatory authorities, whether alone or in collaboration with others;
•
acceptance of AlloVir’s products, if approved by applicable regulatory authorities, by patients and the medical community;
•
obtaining and maintaining coverage and adequate reimbursement by third-party payors, including government payors, for AlloVir’s products, if approved by applicable regulatory authorities;
•
effectively competing with other therapies;
•
maintaining a continued acceptable benefit/risk profile of the products following approval; and
•
maintaining and growing an organization of scientists and functional experts who can develop and commercialize its products and technology.

If AlloVir does not achieve one or more of these factors in a timely manner or at all, it could experience significant delays or an inability to successfully develop and commercialize its product candidates, which could materially harm its business. AlloVir’s revenues for any of its product candidates for which regulatory approval is obtained will be dependent, in part, upon the size of the markets in the territories for which it gains regulatory approval, the accepted price for the product, the ability to obtain reimbursement at any price, and whether it owns the commercial rights for such territory. If the addressable patient population in such territory is not as significant as AlloVir estimates, the indication approved by regulatory authorities is narrower than it expects, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, it may not generate significant revenues from sales of its products, even if approved. In addition, AlloVir anticipates incurring significant costs associated with commercializing any approved product candidate. As a result, even if AlloVir generate revenues, it may not become profitable and may need to obtain additional funding to continue operations. If AlloVir fails to become profitable or is unable to sustain profitability on a continuing basis, then it may be unable to continue its operations as planned and may be forced to reduce or discontinue its operations. In addition, regulators may determine that AlloVir’s financial relationships with its principal investigators, some of whom receive compensation as consultants, in a perceived or actual conflict of interest, may have affected the interpretation of a study, the integrity of the data generated at the applicable clinical trial site or the utility of the clinical trial.

AlloVir’s future success is dependent on the regulatory approval of its product candidates. The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if AlloVir is ultimately unable to obtain regulatory approval for its product candidates, its business will be substantially harmed.

AlloVir has not obtained regulatory approval for any of its product candidates, including its clinical-stage product candidates posoleucel and ALVR106. Should AlloVir resume development of its product candidates, its business is substantially dependent on its ability to obtain regulatory approval for, and, if approved, to successfully commercialize its product candidates in a timely manner.

AlloVir cannot commercialize product candidates in the United States without first obtaining regulatory approval from the FDA; similarly, it cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, AlloVir must demonstrate with substantial evidence gathered in preclinical studies and clinical trials, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate with respect to such product candidate to assure safety, purity and potency.

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the study designs and substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. AlloVir has not obtained regulatory approval for any product candidate and it is possible that none of its existing product candidates or any future product candidates will ever obtain regulatory approval.

AlloVir’s product candidates could fail to receive regulatory approval from the FDA or a comparable foreign regulatory authority for many reasons, including:

•
disagreement with the design or conduct of its clinical trials;
•
failure to demonstrate to the satisfaction of regulatory agencies that its product candidates are safe and effective, or have a positive benefit/risk profile for its proposed indication;
•
failure of clinical trials to meet the level of statistical significance required for approval;
•
disagreement with its interpretation of data from preclinical studies or clinical trials;
•
the insufficiency of data collected from clinical trials of its product candidates to support the submission and filing of a biologics license application (“BLA”), or other submission or to obtain regulatory approval;
•
failure to obtain approval of its manufacturing processes or facilities of third-party manufacturers with whom it contracts for clinical and commercial supplies or its own manufacturing facility;
•
changes in the approval policies or regulations that render its preclinical and clinical data insufficient for approval; or
•
its failure to obtain and retain accurate data in its clinical trials.

This lengthy approval process as well as the unpredictability of future clinical trial results may result in AlloVir’s failing to obtain regulatory approval to market its product candidates, which would significantly harm its business, results of operations and prospects. The FDA or a comparable foreign regulatory authority may require more information, including additional preclinical or clinical data to support approval, which may delay or prevent approval and AlloVir’s commercialization plans, or it may decide to abandon the development program. If AlloVir were to obtain approval, regulatory authorities may approve any of its product candidates for fewer or more limited indications than it requests (including failing to approve the most commercially promising indications), may grant approval contingent on the performance of costly post-marketing clinical studies, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate.

In addition, the clinical trial requirements of the FDA, the European Medicines Agency (the “EMA”), and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates, such as AlloVir’s novel multi-VST-cell therapy, can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. There are currently no FDA approved cell-based therapies for the treatment of viral diseases, including those that AlloVir’s product candidates are designed to target. Moreover, AlloVir’s product candidates may not perform successfully in clinical trials or may be associated with adverse events.

Risks Related to the Industry

Disruptions at the FDA and other government agencies caused by funding shortages, government shutdowns or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact AlloVir’s business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which AlloVir’s operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for biological products, or biologics, or modifications to approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect AlloVir’s business. Government shutdowns could also impact the ability of regulatory authorities and government agencies to function normally and support AlloVir’s operations. For example, the U.S. federal government has shut down repeatedly since 1980, including for a period of 35 days beginning on December 22, 2018. Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on March 14, 2025. During a shutdown, certain regulatory authorities and agencies, such as the FDA, have had to furlough key personnel and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process AlloVir’s regulatory submissions, which could have a material adverse effect on its business. Further, future government shutdowns could impact AlloVir’s ability to access the public markets and obtain necessary capital in order to properly capitalize and continue its operations.

The regulatory landscape that applies to gene and cell therapy product candidates is rigorous, complex, uncertain and subject to change. AlloVir’s single- and multi-VST cell therapy product candidates represent new therapeutic approaches that could result in heightened regulatory scrutiny, delays in clinical development or delays in or its ability to achieve regulatory approval, if at all, and commercialization or payor coverage and reimbursement of its product candidates, if approved.

AlloVir’s future success is dependent on its single- and multi-VST cell therapy approach. Because these programs, particularly its pipeline of allogeneic T cell product candidates that are bioengineered from donors, represent a unique approach to immunotherapy for the treatment of virus-infected cells in order to restore T cell immunity, developing and commercializing its product candidates subjects it to a number of challenges, including:

•
obtaining regulatory approval from the FDA and other regulatory authorities, which have limited experience with regulating the development and commercialization of T cell immunotherapies;
•
developing and deploying consistent and reliable processes for procuring blood from consenting third- party donors, isolating T cells from the blood of such donors, activating the isolated T cells against specific antigens, characterizing and storing the resulting activated T cells for future therapeutic use, selecting and delivering a sufficient supply and breadth of appropriate partially HLA-matched cell line from among the available T cell lines, and finally infusing these activated T cells into patients to enable the VSTs to recognize and eliminate virus-infected cells in the patient and induce antiviral benefit;
•
relying on healthcare provider site availability and accessibility to patients for receipt of T cell infusions;
•
utilizing these product candidates in combination with other therapies, including immunomodulatory therapies currently used to treat patients in its target population, which may increase the risk of adverse side effects;
•
educating medical personnel regarding the potential side effect profile of each of its product candidates, particularly those that may be unique to its multi-VST cell therapy product candidates;
•
understanding and addressing variability in the quality of a VST donor’s T cells, which could ultimately affect its ability to manufacture product in a reliable and consistent manner;
•
developing processes for the safe administration of these products, including long-term follow-up and registries, for all patients who receive these product candidates;

•
manufacturing its product candidates to its specifications and in a timely manner to support its clinical trials and, if approved, commercialization;
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
•
establishing sales and marketing capabilities ahead of and after obtaining any regulatory approval to gain market acceptance, and obtaining adequate coverage, reimbursement and pricing by third-party payors and government authorities; and
•
developing therapies for types of diseases beyond those initially addressed by its current product candidates.

Regulatory requirements governing the development of gene therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Therapeutic Products (“OTP”), within the CBER, to consolidate the review of gene therapy and related products, and to advise the CBER on its review. In addition, under guidelines issued by the National Institutes of Health (“NIH”), gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee (“IBC”), a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. Before a clinical trial can begin at any institution, that institution’s institutional review board (“IRB”), and its IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Moreover, serious adverse events or developments in clinical trials of gene therapy product candidates conducted by others may cause the FDA or other regulatory bodies to initiate a clinical hold on AlloVir’s clinical trials or otherwise change the requirements for approval of any of its product candidates. Although the FDA decides whether individual cell and gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.

Adverse developments in preclinical studies or clinical trials conducted by others in the field of gene therapy and gene regulation products may cause the FDA, the EMA, and other regulatory bodies to amend the requirements for approval of any product candidates AlloVir may develop or limit the use of products utilizing gene regulation technologies, either of which could harm its business. In addition, the clinical trial requirements of the FDA, the EMA, and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty, and intended use and market of the potential products. The regulatory approval process for product candidates such as AlloVir’s can be more expensive and take longer than for other, better known, or more extensively studied pharmaceutical or other product candidates. Further, as AlloVir is developing novel potential treatments for diseases in which there is little clinical experience with new endpoints and methodologies, there is heightened risk that the FDA, the EMA or other regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. The prospectively designed natural history studies with the same endpoints as AlloVir’s corresponding clinical trials may not be accepted by the FDA, EMA or other regulatory authorities. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing gene regulation technology in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays, or other impediments to its research programs or the commercialization of resulting products.

AlloVir cannot be sure that the manufacturing processes used in connection with its T cell immunotherapy product candidates will yield a sufficient supply of satisfactory products that are safe, pure and potent, comparable to those T cells produced by its partners historically, scalable or profitable.

Moreover, actual or perceived safety issues, including adoption of new therapeutics or novel approaches to treatment, may adversely influence the willingness of subjects to participate in clinical trials, or if approved by applicable regulatory authorities, of physicians to subscribe to the novel treatment mechanics. The FDA or other applicable regulatory authorities may ask for specific post-market requirements, such as establishment of a Risk Evaluation and Mitigation Strategy (“REMS”), and additional information informing benefits or risks of AlloVir’s products may emerge at any time prior to or after regulatory approval.

Physicians, hospitals and third-party payors are often slow to adopt new products, technologies and treatment practices that require additional upfront costs and training. Based on these and other factors, hospitals and payors may decide that the benefits of this new therapy do not or will not outweigh its costs.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and the inability to successfully and timely conduct clinical trials and obtain regulatory approval for AlloVir’s product candidates would substantially harm its business.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and clinical trials.

AlloVir may experience delays in its ongoing or future clinical trials and it does not know whether clinical trials will begin or enroll subjects on time, will need to be redesigned or will be completed on schedule, if at all. Any inability to commence or complete AlloVir’s planned clinical trials of its product candidates as a result of a clinical hold or otherwise, will delay or terminate its clinical development plans for its product candidates, may require it to incur additional clinical development costs and could impair its ability to ultimately obtain FDA approval for its product candidates. Clinical trials may be delayed, suspended or prematurely terminated for a variety of other reasons, such as:

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
•
withdrawal of clinical trial sites from its clinical trials or the ineligibility of a site to participate in its clinical trials;
•
delay or failure in recruiting and enrolling suitable subjects to participate in a trial;
•
delay or failure in subjects completing a study or returning for post-treatment follow-up;
•
clinical sites and investigators deviating from study protocol, failing to conduct the study in accordance with regulatory requirements, or dropping out of a study;
•
inability to identify and maintain a sufficient number of trial sites, including because potential trial sites may already be engaged in competing clinical trial programs for the same indication that it is treating;
•
failure of its third-party clinical trial managers to satisfy their contractual duties, meet expected deadlines or return trustworthy data;
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
•
a decision by the FDA, the IRB, comparable foreign authorities, or AlloVir, or a recommendation by a data safety monitoring board or comparable foreign authority, to suspend or terminate clinical trials at any time for safety issues or for any other reason;
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

•
lack of adequate funding to continue a study, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional studies or increased expenses associated with the services of its CROs and other third parties; or
•
changes in governmental regulations or administrative actions, failure by it or third parties to comply with regulatory requirements, or lack of adequate funding to continue a clinical trial.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including:

•
the size and nature of the patient population;
•
the possibility that the viral diseases that many of its product candidates address are under-diagnosed;
•
changing medical practice patterns or guidelines related to the indications AlloVir is investigating;
•
the severity of the disease under investigation, its ability to open clinical trial sites;
•
the proximity of subjects to clinical sites;
•
delays in or temporary suspension of the enrollment of patients in its ongoing and planned clinical trials due to pandemics such as COVID-19;
•
the patient referral practices of physicians;
•
the design and eligibility criteria of the clinical trial;
•
ability to obtain and maintain patient consents;
•
risk that enrolled subjects will drop out or die before completion;
•
competition for patients from other clinical trials;
•
its ability to manufacture the requisite materials for a trial;
•
risk that AlloVir does not have appropriately matched HLA cell lines; and
•
clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new product candidates that may be approved for the indications AlloVir is investigating.

In addition, AlloVir could encounter delays if a clinical trial is suspended or terminated by it, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or AlloVir’s clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and AlloVir may need to amend clinical trial protocols to comply with these changes. Amendments may require AlloVir to resubmit its clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

AlloVir currently relies on CROs, other vendors and clinical trial sites to ensure the proper and timely conduct of its clinical trials, and while AlloVir has agreements governing their committed activities, AlloVir has limited influence over their actual performance.

Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of AlloVir’s product candidates. Additionally, AlloVir or its collaborators may experience unforeseen events during or resulting from clinical trials that could delay or prevent receipt of marketing approval for or commercialization of product candidates. If AlloVir or its collaborators are required to conduct additional clinical trials or other testing of product candidates beyond those that it or its collaborators currently contemplate, if it or its collaborators are unable to successfully complete clinical trials or other testing of such product candidates, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, AlloVir may:

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
•
be sued; or
•
experience damage to its reputation.

If AlloVir experiences delays or quality issues in the conduct, completion or termination of any clinical trial of its product candidates, the approval and commercial prospects of such product candidate will be harmed, and its ability to generate product revenues from such product candidate will be delayed. In addition, any delays in completing AlloVir’s clinical trials will increase its costs, slow down its product candidate development and approval process and jeopardize its ability to commence product sales and generate revenues. Any delays in completing its clinical trials for its product candidates may also decrease the period of commercial exclusivity. In addition, many of the factors that could cause a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of its product candidates.

The results of preclinical studies or earlier clinical trials are not necessarily predictive of future results. Should AlloVir resume development of its product candidates, its existing product candidates in clinical trials, and any other product candidate it advances into clinical trials, may not have favorable results in later clinical trials or receive regulatory approval.

Success in preclinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of any of AlloVir’s product candidates. For example, in December 2023, AlloVir announced the discontinuation of three Phase 3 registrational trials of posoleucel following separate, pre-planned DSMB futility analyses concluded the studies were unlikely to meet their primary endpoints. Specifically, AlloVir discontinued a multicenter, randomized, double-blind, placebo- controlled Phase 3 trial comparing posoleucel to placebo for the prevention of infection or disease due to AdV, BKV, CMV, EBV, HHV-6, or JCV in high-risk adult and pediatric patients after undergoing an allogeneic hematopoietic stem cell transplant. AlloVir also discontinued two multicenter, randomized, double-blind, placebo-controlled Phase 3 trials of posoleucel—one for the treatment of virus-associated hemorrhagic cystitis and the second for the treatment of adenovirus infection—both after allogeneic hematopoietic cell transplant. Likewise, a number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier preclinical studies or clinical trials. Despite the results reported in earlier preclinical studies or clinical trials for AlloVir’s product candidates, to date, results may not be replicated in subsequent trials, and, should AlloVir resume development of its product candidates, it does not know whether any future clinical trials it may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market posoleucel, ALVR106 or any future product candidates AlloVir develops from its allogeneic T cell immunotherapy platform. Additionally, certain of its clinical trial endpoints also may not be adequately powered in a particular subpopulation of its trial population. Additionally, several of its clinical trials to date have been open-label trials. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of its product candidates for which it includes an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

If later-stage clinical trials do not produce favorable results, AlloVir’s ability to achieve regulatory approval for any of its product candidates will be adversely impacted. Even if AlloVir believes that it has adequate data to support an application for regulatory approval to market any of its product candidates, no cell-based therapies for the treatment of viral diseases have been approved to date, and the FDA or other regulatory authorities may not agree and may require that AlloVir conduct additional clinical trials to support the regulatory approval of its product candidates. If AlloVir fails to obtain results in its planned and future preclinical and clinical activities and studies sufficient to meet the requirements of the relevant regulatory agencies, the development timeline and regulatory approval and commercialization prospects for any potential product candidate, and, correspondingly, its business and financial prospects, would be materially adversely affected.

Interim, “topline” or preliminary data from AlloVir’s clinical trials that it may announce or share with regulatory authorities from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, AlloVir may announce or share with regulatory authorities interim, “topline” or preliminary data from its clinical trials based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. AlloVir also makes assumptions, estimations, calculations and conclusions as part of its analyses of data, and AlloVir may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that AlloVir reports may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim data from clinical trials that AlloVir may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. AlloVir also makes assumptions, estimations, calculations and conclusions as part of its analyses of data, and it may not have received or had the opportunity to fully and carefully evaluate all data. Preliminary or “topline” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data AlloVir previously announced. As a result, interim, “topline,” and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary, “topline,” or interim data and final data could impact the regulatory approval of, and significantly harm the prospects for any product candidate that is impacted by the applicable data.

Further, others, including regulatory agencies, may not accept or agree with AlloVir’s assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and its business in general. In addition, the information AlloVir chooses to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what AlloVir determines is the material or otherwise appropriate information to include in AlloVir’s disclosure, and any information AlloVir determines not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or its business. If the interim, “topline,” or preliminary data that AlloVir reports differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, its ability to obtain approval for and commercialize its product candidates, its business, operating results, prospects or financial condition may be harmed.

AlloVir’s product candidates, the methods used to deliver them or their dosage levels may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following any regulatory approval.

Undesirable side effects caused by AlloVir’s product candidates, their delivery methods or dosage levels could cause it or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. As a result of safety or toxicity issues that AlloVir may experience in AlloVir’s clinical trials, AlloVir may not receive approval to market any product candidates, which could prevent it from ever generating revenues or achieving profitability. Results of AlloVir’s trials could reveal an unacceptably high severity and incidence of side effects, or side effects outweighing the benefits of its product candidates. In such an event, its studies could be delayed, suspended or terminated and the FDA or comparable foreign regulatory authorities could order it to cease further development of or deny approval of its product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. In addition, while AlloVir notes the summary of safety findings AlloVir has gathered, to date, certain populations of patients receiving AlloVir’s product candidates may experience side effects in greater frequency or severity than others who may receive its product candidates and additional clinical research is planned to more fully understand the safety profile of its product candidates in its patient populations and indications of focus.

Additionally, if any of AlloVir’s product candidates receives regulatory approval, and it or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result. For example, the FDA could require AlloVir to adopt a REMS to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. AlloVir or its collaborators may also be required to adopt a REMS or engage in similar actions, such as patient education, certification of health care professionals or specific monitoring, if AlloVir or others later identify undesirable side effects caused by any product that AlloVir develops alone or with collaborators. Other potentially significant negative consequences include that:

•
AlloVir may be forced to suspend marketing of that product, or decide to remove the product from the marketplace;
•
regulatory authorities may withdraw or change their approvals of that product;
•
regulatory authorities may require additional warnings on the label or limit access of that product to selective specialized centers with additional safety reporting and with requirements that patients be geographically close to these centers for all or part of their treatment;
•
AlloVir may be required to create a medication guide outlining the risks of the product for patients, or to conduct post-marketing studies;
•
AlloVir may be required to change the way the product is administered;
•
AlloVir could be subject to fines, injunctions, or the imposition of criminal or civil penalties, or to sued and held liable for harm caused to subjects or patients; and
•
the product may become less competitive, and AlloVir’s reputation may suffer.

Any of these events could diminish the usage or otherwise limit the commercial success of AlloVir’s product candidates and prevent it from achieving or maintaining market acceptance of the affected product candidate, if approved by applicable regulatory authorities.

Should AlloVir resume development of its product candidates, it may not be able to obtain or maintain orphan drug designation to its product candidates, or to obtain and maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. The FDA has granted orphan drug designation to posoleucel for the treatment of virus-associated hemorrhagic cystitis. In the European Union, the prevalence of the condition must not be more than 5 in 10,000. The EMA has granted posoleucel orphan drug designation to treatment in HCT. This designation covers the treatment of all viruses targeted by posoleucel in all HCT patients: BK virus (“BKV”), cytomegalovirus (“CMV”), adenovirus (“AdV”), Epstein- Barr virus (“EBV”), and human herpesvirus 6 (“HHV-6”). Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

If a product that has orphan drug designation from the FDA subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a BLA, to market the same biologic for the same indication, for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan product exclusivity or if FDA finds that the holder of the orphan exclusivity has not shown that it can ensure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the product was designated. Even if AlloVir or its collaborators obtain orphan designation to a product candidate, AlloVir may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. The scope of exclusivity is limited to the scope of any approved indication, even if the scope of the orphan designation is broader than the approved indication. Additionally, exclusive marketing rights may be limited if AlloVir or its collaborators seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if a product obtains orphan drug exclusivity, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve a product with the same active moiety for the same condition if the FDA concludes that the later product is safer, more effective, or makes a major contribution to patient care. Furthermore, the FDA can waive orphan exclusivity if AlloVir or its collaborators are unable to manufacture sufficient supply of the product. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. AlloVir does not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect its business. Depending on what changes the FDA may make to its orphan drug regulations and policies, AlloVir’s business could be adversely impacted.

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

Should AlloVir resume development of its product candidates, if it or its collaborators do not receive or maintain orphan drug designation to product candidates for which it seeks such designation, it could limit its ability to realize revenues from such product candidates.

Risks Related to Litigation if the Merger is Not Completed

AlloVir may be at an increased risk of securities class action litigation.

Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for AlloVir because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. On January 19, 2024, a purported stockholder of AlloVir filed a putative class action lawsuit against AlloVir and certain of AlloVir’s officers in federal court in Massachusetts, alleging that AlloVir violated the federal securities laws by making allegedly false and misleading statements and omissions relating to its Phase 3 posoleucel trials. This lawsuit, and other similar lawsuits that may follow, could result in substantial costs and a diversion of management’s attention and resources, which could harm AlloVir’s business.

Product liability lawsuits against AlloVir could cause it to incur substantial liabilities and to limit commercialization of any products that it may develop.

AlloVir faces an inherent risk of product liability exposure related to the testing of its product candidates in human clinical studies and will face an even greater risk if it commercially sells any products that it may develop. Product liability claims may be brought against AlloVir by subjects enrolled in its clinical studies, patients, healthcare providers or others using, administering or selling its products. If AlloVir cannot successfully defend itself against claims that its product candidates or products caused injuries, it could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•
decreased demand for any product candidates or products that AlloVir may develop;
•
termination of clinical trial sites or entire trial programs;
•
injury to AlloVir’s reputation and significant negative media attention;
•
withdrawal of clinical trial participants;
•
significant costs to defend the related litigation;
•
substantial monetary awards to study subjects or patients;

•
loss of revenue;
•
exhaustion of any available insurance and AlloVir’s capital resources;
•
diversion of management and scientific resources from AlloVir’s business operations;
•
the inability to commercialize any products that AlloVir may develop; and
•
a decline in AlloVir’s share price.

AlloVir currently holds product liability insurance coverage at a level that AlloVir believes is customary for similarly situated companies and adequate to provide it with insurance coverage for foreseeable risks, but which may not be adequate to cover all liabilities that AlloVir may incur. AlloVir may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. AlloVir intends to expand its insurance coverage for products to include the sale of commercial products if it obtains regulatory approval for its product candidates in development, but it may be unable to obtain commercially reasonable product liability insurance for any products that receive regulatory approval. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against AlloVir, particularly if judgments exceed its insurance coverage, could decrease its cash and adversely affect its business.

Risks Related to Intellectual Property Litigation

If AlloVir is sued for infringing the intellectual property rights of third parties, the resulting litigation could be costly and time-consuming and could prevent or delay its development and commercialization efforts.

AlloVir’s commercial success depends, in part, on it and its partners, including BCM, not infringing the patents and proprietary rights of third parties. However, AlloVir’s research, development and commercialization activities may be subject to claims that it infringes or otherwise violates patents or other intellectual property rights owned or controlled by third parties. There is a substantial amount of litigation and other adversarial proceedings, both within and outside the United States, involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interference or derivation proceedings, oppositions, reexaminations, and inter partes and post-grant review proceedings before the USPTO and non-U.S. patent offices. Numerous U.S. and non-U.S. issued patents and pending patent applications owned by third parties exist in the fields in which AlloVir is developing and may develop its product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that AlloVir’s product candidates may be subject to claims of infringement of third parties’ patent rights, as it may not always be clear to industry participants, including it, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform or predictable. In addition, many companies in intellectual property- dependent industries, including the biotechnology and pharmaceutical industries, have employed intellectual property litigation as a means to gain an advantage over their competitors. Some claimants may have substantially greater resources than AlloVir does and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than AlloVir could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us.

Third parties may assert infringement claims against AlloVir based on existing or future intellectual property rights, alleging that AlloVir is employing their proprietary technology without authorization. There may be third- party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacturing of AlloVir’s product candidates that AlloVir failed to identify. For example, patent applications covering AlloVir’s product candidates could have been filed by others without its knowledge, since these applications generally remain confidential for some period of time after their filing date. Even pending patent applications that have been published, including some of which AlloVir is aware, could be later amended in a manner that could cover its product candidates or their use or manufacture. After issuance, the scope of patent claims remains subject to construction as determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. In addition, AlloVir may have analyzed patents or patent applications of third parties that it believes is relevant to its activities and believes that it is free to operate in relation to any of its product candidates, but its competitors may obtain issued claims, including in patents it considers to be unrelated, which may block its efforts or potentially result in any of its product candidates or its activities infringing their claims.

If AlloVir or its partners, including BCM, are sued for patent infringement, it would need to demonstrate that its product candidates, products and methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and it may not be able to do this. Proving that a patent is invalid or unenforceable is difficult and even if AlloVir is successful in the relevant proceedings, it may incur substantial costs and the time and attention of its management and scientific personnel could be diverted from other activities. If any issued third-party patents were held by a court of competent jurisdiction to be valid and enforceable and cover aspects of AlloVir’s materials, formulations, methods of manufacture or methods for treatment, AlloVir could be forced, including by court order, to cease developing, manufacturing or commercializing the relevant product candidate until the relevant patent expires. Alternatively, AlloVir may desire or be required to obtain a license from such third party in order to use the infringing technology and to continue developing, manufacturing or marketing the infringing product candidate. However, AlloVir may not be able to obtain any required license on commercially reasonably terms, or at all. Even if AlloVir were able to obtain a license, the rights may be nonexclusive, which could result in its competitors gaining access to the same intellectual property licensed to it. Additionally, in the event of a successful intellectual property claim against AlloVir, it may have to pay substantial damages, including treble damages and attorneys’ fees if it is found to have willfully infringed a patent, or to redesign its infringing product candidates, which may be impossible or technically infeasible, or require substantial time and monetary expenditure. In addition to paying monetary damages, AlloVir may lose valuable intellectual property rights or personnel and the parties making claims against it may obtain injunctive or other equitable relief, which could impose limitations on the conduct of its business.

AlloVir may face claims that it misappropriated the confidential information or trade secrets of a third party. If AlloVir is found to have misappropriated a third party’s trade secrets, it may be prevented from further using these trade secrets, which could limit its ability to develop its product candidates.

Defending against intellectual property claims could be costly and time consuming, regardless of the outcome. Thus, even if AlloVir were to ultimately prevail, or to settle before a final judgment, any litigation could burden it with substantial unanticipated costs. Parties making claims against AlloVir may be able to sustain the costs of complex patent litigation more effectively than AlloVir can because they have substantially greater resources. In addition, litigation or threatened litigation could result in significant demands on the time and attention of AlloVir’s management team, distracting them from the pursuit of other company business. During the course of any intellectual property litigation, there could be public announcements of the results of hearings, rulings on motions, and other interim proceedings in the litigation and these announcements may have negative impact on the perceived value of AlloVir’s product candidates, programs or intellectual property. Any uncertainties resulting from the initiation and continuation of any litigation could have material adverse effect on AlloVir’s ability to raise additional funds or otherwise have a material adverse effect on its business, results of operations, financial condition and prospects. As a result of all of the foregoing, any actual or threatened intellectual property claim could prevent AlloVir from developing or commercializing a product candidate or force it to cease some aspect of its business operations.

AlloVir may become involved in lawsuits to protect or enforce its intellectual property, which could be expensive, time-consuming and unsuccessful and have a material adverse effect on the success of its business.

Third parties may infringe AlloVir’s patents or misappropriate or otherwise violate its intellectual property rights. AlloVir’s patent applications cannot be enforced against third parties practicing the technology claimed in these applications unless and until a patent issues from the applications, and then only to the extent the issued claims cover the technology. In the future, AlloVir or its partners may elect to initiate legal proceedings to enforce or defend its or its partners’ intellectual property rights, to protect its or its partners’ trade secrets or to determine the validity, ownership, enforceability or scope of its intellectual property rights. Any claims that AlloVir or its partners assert against perceived infringers could also provoke these parties to assert counterclaims against it or its partners alleging that it or its partners infringe their intellectual property rights or that its intellectual property rights are invalid or unenforceable.

Interference or derivation proceedings provoked by third parties, brought by AlloVir or its partners, or declared by the USPTO may be necessary to determine the priority of inventions or matters of inventorship with respect to its patents or patent applications. AlloVir or its partners may also become involved in other proceedings, such as reexamination or opposition proceedings, inter partes review, post-grant review or other pre-issuance or post- grant proceedings before the USPTO or in non-U.S. jurisdictions relating to its intellectual property or the intellectual property of others. An unfavorable outcome in any of these proceedings could result in AlloVir losing its valuable intellectual property rights, require it or its partners to cease using the related technology and commercializing its product candidates, or require it to license rights to it from the prevailing party. AlloVir’s business could be harmed if the prevailing party does not offer it or its partners a license on commercially reasonable terms if any license is offered at all. Even if AlloVir or its licensors obtain a license, it may be non-exclusive, thereby giving its competitors access to the same technologies licensed to it or its partners. In addition, if the breadth or strength of protection provided by AlloVir’s patents and patent applications is threatened, it could dissuade companies from collaborating with it to license, develop or commercialize current or future product candidates.

Any intellectual property proceedings can be expensive and time-consuming. AlloVir or its partners’ adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than it or its partners can. Accordingly, despite AlloVir or its partners’ efforts, it or its partners may not be able to prevent third parties from infringing upon or misappropriating its intellectual property rights, particularly in countries where the laws may not protect its rights as fully as in the United States. Even if AlloVir is successful in the relevant proceedings, it may incur substantial costs and the time and attention of its management and scientific personnel could be diverted from other activities. In addition, in an infringement proceeding, a court may decide that one or more of AlloVir’s patents is invalid or unenforceable, in whole or in part, or may refuse to stop the other party from using the technology at issue on the grounds that its patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of AlloVir’s patents at risk of being invalidated, held unenforceable or interpreted narrowly.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of AlloVir’s confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors view these announcements in a negative light, the price of AlloVir’s common stock could be adversely affected.

AlloVir may be subject to claims that its employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that its employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the biotechnology and pharmaceutical industry, AlloVir employs individuals who were previously employed at universities or other biotechnology or pharmaceutical companies, including its competitors or potential competitors. Although AlloVir tries to ensure that its employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for it, it may be subject to claims that it or its employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any of its employee’s former employer or other third parties. Litigation may be necessary to defend against these claims. If AlloVir fails in defending any such claims, in addition to paying monetary damages, it may lose valuable intellectual property rights or personnel, which could adversely impact its business. Even if AlloVir is successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Risks Related to Manufacturing if the Merger is Not Completed

AlloVir intends to develop an efficient and highly productive manufacturing supply chain for its allogeneic, off-the-shelf single- and multi-VST cell therapies. Delays in process performance qualification to validate the drug product manufacturing process could delay regulatory approvals, its development plans and thereby limit its ability to generate revenues.

If regulatory approvals for AlloVir’s CMOs are delayed, it may not be able to manufacture sufficient quantities of its drug candidates, which would limit its development activities and its opportunities for growth and revenues. In addition to the risks described in “Risks Related to AlloVir’s Dependence on Third Parties if the Merger is Not Completed,” its existing CMOs, contract testing laboratory or existing raw material suppliers will be subject to ongoing, periodic inspection by the FDA, EMA or other comparable regulatory agencies to ensure compliance with cGMP and cGTP. AlloVir’s or their failure to follow and document its adherence to these regulations or other regulatory requirements may lead to significant delays in the availability of products for clinical or, in the future, commercial use, may result in the termination of or a hold on a clinical trial, or may delay or prevent filing or approval of commercial marketing applications for its product candidates. AlloVir also may encounter problems with the following:

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

Failure to comply with applicable regulations could also result in sanctions being imposed on AlloVir or its partners, including fines, injunctions, civil penalties, a requirement to suspend or put on hold one or more of its clinical trials, failure of regulatory authorities to grant marketing approval of its product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of drug candidates, operating restrictions and criminal prosecutions, any of which could harm its business.

Developing advanced manufacturing techniques and process controls is required to fully utilize AlloVir or its partner’s facility. Without further investment, advances in manufacturing techniques may render AlloVir or its partner’s facility and equipment inadequate or obsolete.

A number of AlloVir’s product candidates, if approved by applicable regulatory authorities, may require significant commercial supply to meet market demand. To meet such demand, AlloVir will need to increase, or “scale up,” the production process by a significant factor over the initial level of production. If AlloVir is unable to do so, is delayed in doing so, or if the cost of this scale up is not economically feasible for it or it cannot find a third-party supplier, it may not be able to produce its product candidates in a sufficient quantity to meet future demand or at commercially feasible costs.

Risks Related to Third Party Manufacturing

AlloVir and its third-party partners are subject to a multitude of manufacturing risks, any of which could substantially increase its costs and limit supply of its product candidates.

Concurrently with the license of AlloVir’s existing product candidates, it acquired manufacturing process know-how and, in some cases, inventory of process intermediates and clinical materials from its partners.

Transferring manufacturing processes, testing and associated know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time. In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility. Each stage is retroactively and concurrently verified to be compliant with appropriate regulations and to confirm that no changes have occurred that require the conduct of any bridging studies to maintain the validity of manufacturing data in support of AlloVir’s clinical product candidates or any future approved products. As a result, there is a risk that all relevant know-how was not adequately transferred to AlloVir from its partners or that previous execution was not compliant with applicable regulations.

In addition, AlloVir needs to conduct significant development and scale-up work to transfer these processes and manufacture each of its product candidates for various studies, clinical trials and commercial launch readiness. To the extent AlloVir elects to transfer manufacturing within its network, it is required to demonstrate that the product manufactured in the new or “receiving” facility is comparable to the product manufactured in the original or “sending” facility. The inability to demonstrate to each of the applicable regulatory authorities that comparable drug product was manufactured could delay the development of AlloVir’s product candidates. Additionally, the manufacturing facilities in which AlloVir’s product candidates will be made could be adversely affected by earthquakes and other natural disasters, equipment failures, labor shortages, power failures, and numerous other factors.

The processes by which AlloVir’s product candidates are manufactured were initially developed by its partners for clinical purposes. AlloVir is advancing the existing processes to support advanced clinical studies and commercialization. Developing commercially viable cell therapy manufacturing processes is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical studies or commercialization, including cost overruns, potential problems with process scale-up, process reproducibility, process comparability, stability issues, consistency and timely availability of reagents or raw materials. The manufacturing facilities in which AlloVir’s product candidates will be made could be adversely affected by earthquakes and other natural disasters, equipment failures, labor shortages, power failures, and numerous other factors. In the case of highly innovative advanced therapy medicinal products (ATMP), reagents and raw materials of optimal pharmaceutical grade are not always available and, in those cases, health agencies must grant exemptions as part of the registration process. If such exemptions are not granted, regulatory approvals may be delayed until such time as these requirements are met.

The process of manufacturing cellular therapies is susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing and distribution processes for any of AlloVir’s product candidates could result in reduced production yields, impact to key product quality attributes, and other supply disruptions. Product defects can also occur unexpectedly. If microbial, viral or other contaminations are discovered in AlloVir’s product candidates or in the manufacturing facilities in which its product candidates are made, these manufacturing facilities may need to be closed for an extended period of time to allow it to investigate and remedy the contamination. Because AlloVir’s multi-VST cell therapy product candidates are manufactured from the blood of third-party donors, the process of manufacturing is susceptible to the availability of the third-party donor material. The process of developing products that can be commercialized may be particularly challenging, even if they otherwise prove to be safe and effective. The manufacture of these product candidates involves complex processes. Some of these processes require specialized equipment and highly skilled and trained personnel. The process of manufacturing these product candidates will be susceptible to additional risks, given the need to maintain aseptic conditions throughout the manufacturing process. Contamination with viruses or other pathogens in either the donor material or materials utilized in the manufacturing process or ingress of microbiological material at any point in the process may result in contaminated or unusable product. This type of contaminations could result in delays in the manufacture of products which could result in delays in the development of AlloVir’s product candidates. These contaminations could also increase the risk of adverse side effects. Furthermore, AlloVir’s allogeneic products ultimately consist of many individual cell lines, each with a different HLA profile. As a result, the selection and distribution of the appropriate cell line for therapeutic use in a patient requires close coordination between clinical operations, supply chain and quality assurance personnel.

Any adverse developments affecting manufacturing operations for AlloVir’s product candidates may result in lot failures, inventory shortages, shipment delays, product withdrawals or recalls or other interruptions in the supply of its drug product which could delay the development of its product candidates. AlloVir may also have to write off inventory, incur other charges and expenses for supply of drug product that fails to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives. Inability to meet the demand for AlloVir’s product candidates could damage its reputation and the reputation of its products among physicians, healthcare payors, patients or the medical community that supports its product development efforts, including hospitals and outpatient clinics.

Maintaining clinical and commercial timelines is dependent on AlloVir’s end-to-end supply chain network to support manufacturing; if it experiences problems with its third party suppliers, the development and potential commercialization of its product candidates may be delayed.

AlloVir relies in part on its CMOs or its partners for the production of its product candidates and the acquisition of materials incorporated in or used in the manufacturing or testing of its product candidates. AlloVir’s CMOs or partners are not its employees, and except for remedies available to it under its agreements with its CMOs or partners, it cannot directly control whether or not they devote sufficient time and resources, including experienced staff, to the manufacturing of supply for its ongoing preclinical studies and clinical trials.

Should AlloVir resume development of its product candidates, to meet its projected supply needs for clinical and commercial materials to support its activities through regulatory approval and commercial manufacturing of posoleucel and ALVR106 or any future product candidates resulting from its allogeneic T cell immunotherapy platform, it will need to transition the manufacturing of these materials to a CMO or its own facility. Regardless of where production occurs, AlloVir will need to develop relationships with suppliers of critical starting materials or reagents, increase the scale of production and demonstrate comparability of the material produced at these facilities to the material that was previously produced. Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time. In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility. AlloVir would expect additional comparability work will also need to be conducted to support the transfer of certain manufacturing processes and process improvements. AlloVir cannot be certain that all relevant know-how and data has been adequately incorporated into the manufacturing process until the completion of studies and the related evaluations intended to demonstrate the comparability of material previously produced with that generated by its CMO.

If AlloVir is not able to successfully transfer and produce comparable product candidates, its ability to further develop and manufacture its product candidates may be negatively impacted.

While access to the ElevateBio manufacturing facility provides AlloVir with flexibility within its manufacturing network, it still may need to identify additional CMOs for continued production of supply for some of its product candidates. Given the nature of AlloVir’s manufacturing processes, the number of CMOs who possess the requisite skill and capability to manufacture its T cell immunotherapy product candidates is limited. AlloVir has identified a limited number of alternate suppliers in the event ElevateBio and the current CMOs that it utilizes are unable to scale production, or if it otherwise experience any problems with them.

Manufacturing cellular therapies is complicated and tightly regulated by the FDA and comparable regulatory authorities around the world, and although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative suppliers, transfer manufacturing procedures to these alternative suppliers, and demonstrate comparability of material produced by such new suppliers. New manufacturers of any product candidate or intermediate would be required to qualify under applicable regulatory requirements. These manufacturers may not be able to manufacture AlloVir’s product candidates at costs, or in sufficient quantities, or in a timely manner necessary to complete development of its product candidates or make commercially successful products. If AlloVir is unable to arrange for alternative third-party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, it may not be able to complete development of its product candidates, or market or distribute them. In addition, should the FDA or comparable regulatory authorities not agree with AlloVir’s product candidate specifications and comparability assessments for these materials, further clinical development of its product candidate could be substantially delayed and it would incur substantial additional expenses.

Reliance on third-party manufacturers entails risks to which AlloVir would not be subject if it manufactured product candidates itself, including reliance on the third party for regulatory compliance and quality assurance, the possibility that the third-party manufacturer does not maintain the financial resources to meet its obligations under the manufacturing agreement, the possibility of breach of the manufacturing agreement by the third party because of factors beyond its control, including a failure to manufacture its product candidates or any products it may eventually commercialize in accordance with its specifications, misappropriation of its proprietary information, including its trade secrets and know-how, and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that AlloVir’s product candidates and any products that it may eventually commercialize be manufactured according to cGMP, cGTP and similar regulatory jurisdictional standards. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The FDA or similar foreign regulatory agencies may also implement new standards at any time or change their interpretations and enforcement of existing standards for manufacture, packaging or testing of products. AlloVir has limited control over its manufacturers’ compliance with these regulations and standards and although it monitors its manufacturers, it depends on them to provide honest and accurate information. Any failure by AlloVir’s third-party manufacturers to comply with cGMP or cGTP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, including on account of the outbreak of infectious disease, such as the COVID-19 pandemic, could lead to a delay in, or failure to obtain, regulatory approval of any of its product candidates. In addition, such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to it, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical studies, refusal to approve pending applications or supplemental applications, detention or product, refusal to permit the import or export of products, injunction or imposing civil and criminal penalties.

AlloVir is dependent on a limited number of suppliers and, in some instances, a sole supplier, for some of its components and materials used in its product candidates.

AlloVir currently depends on a limited number of suppliers and, in some instances, a sole supplier, for some of the components and equipment necessary for the production of consumables, raw materials and starting materials used in the drug product manufacturing process. Specifically, AlloVir utilizes single sourced suppliers for cell culture media, peptides, cytokines and drug product formulation buffers for the manufacturing of drug product. AlloVir cannot be sure that these suppliers will remain in business, or that they will not be purchased by one of its competitors or another company that decides not to continue producing these materials for it. AlloVir’s use of a sole or a limited number of suppliers of raw materials, components and finished goods exposes it to several risks, including disruptions in supply, price increases, late deliveries and an inability to meet customer demand. There are, in general, relatively few alternative sources of supply for these components. These vendors may be unable or unwilling to meet AlloVir’s future demands for its clinical trials or commercial sale. Establishing additional or replacement suppliers for these components could take a substantial amount of time and it may be difficult to establish replacement suppliers who meet regulatory requirements. If AlloVir is able to find a replacement supplier, the replacement supplier would need to be qualified and may require additional regulatory authority approval, which could result in further delay. For example, the FDA or EMA could require additional supplemental data, manufacturing data and comparability data up to and including clinical trial data if AlloVir relies upon a new supplier. Any disruption in supply from any supplier or manufacturing location could lead to supply delays or interruptions which would damage AlloVir’s business, financial condition, results of operations and prospects.

If AlloVir is required to switch to a replacement supplier, the manufacture and delivery of its product candidates could be interrupted for an extended period, adversely affecting its business. Establishing additional or replacement suppliers may not be accomplished quickly. While AlloVir seeks to maintain adequate inventory of the components and materials used in its product candidates, any interruption or delay in the supply of components or materials, or its inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair its ability to conduct its clinical trials and, if its product candidates are approved, to meet the demand of its customers and cause them to cancel orders.

In addition, as part of the FDA’s approval of AlloVir’s product candidates, the FDA must review and approve the individual components of its production process, which includes raw materials, the manufacturing processes and facilities of its suppliers. Some of AlloVir’s current suppliers have not undergone this process nor have they had any components included in any product approved by the FDA.

AlloVir’s reliance on these suppliers subjects it to a number of risks that could harm its reputation, business, and financial condition, including, among other things:

•
the interruption of supply resulting from modifications to or discontinuation of a supplier’s operations;
•
delays in product shipments resulting from uncorrected defects, reliability issues, or a supplier’s variation in a component;
•
a lack of long-term supply arrangements for key components with its suppliers;
•
the inability to obtain adequate supply in a timely manner, or to obtain adequate supply on commercially reasonable terms;
•
difficulty and cost associated with locating and qualifying alternative suppliers for its components in a timely manner;
•
production delays related to the evaluation and testing of products from alternative suppliers, and corresponding regulatory qualifications;
•
a delay in delivery due to its suppliers prioritizing other customer orders over its own;

•
damage to its reputation caused by defective components produced by its suppliers;
•
increased cost of its warranty program due to product repair or replacement based upon defects in components produced by its suppliers; and
•
fluctuation in delivery by its suppliers due to changes in demand from it or their other customers.

If any of these risks materialize, costs could significantly increase and AlloVir’s ability to conduct its clinical trials and, if its product candidates are approved, to meet demand for its products could be impacted. Some of these events could be the basis for FDA or other regulatory authority action, including injunction, recall, seizure, or total or partial suspension of production of its product candidates.

If AlloVir and its third-party manufacturers fail to comply with environmental, health and safety laws and regulations, AlloVir could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of its business.

AlloVir and its third-party manufacturers are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. AlloVir’s operations involve the use of hazardous and flammable materials, including chemicals and biological materials. AlloVir’s operations also produce hazardous waste products. AlloVir generally contracts with third parties for the disposal of these materials and wastes. AlloVir cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from AlloVir’s or its third-party manufacturers’ use of hazardous materials, it could be held liable for any resulting damages, and any liability could exceed its resources. AlloVir also could incur significant costs associated with civil or criminal fines and penalties. Although AlloVir maintains workers’ compensation insurance to cover it for costs and expenses it may incur due to injuries to its employees resulting from the use of hazardous materials with a policy limit that it believes is customary for similarly situated companies and adequate to provide it with insurance coverage for foreseeable risks, this insurance may not provide adequate coverage against potential liabilities. AlloVir does not maintain insurance for environmental liability or toxic tort claims that may be asserted against it in connection with its storage or disposal of biological or hazardous materials.

In addition, AlloVir may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair AlloVir’s research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions, which could adversely affect AlloVir’s business, financial condition, results of operations and prospects.

If AlloVir’s sole raw material suppliers, clinical or commercial drug product manufacturing facility is damaged or destroyed or production at these facilities is otherwise interrupted, its business would be negatively affected.

In the past and, should AlloVir resume development of its product candidates, the manufacturing of posoleucel and ALVR106 VSTs takes place at an external cGMP CMO, and it primarily relies on a single contract testing laboratory for each drug product release test. AlloVir also utilizes single sourced suppliers for cell culture media, peptides, cytokines and drug product formulation buffers for the manufacturing of drug product. AlloVir plans to qualify back up and redundant raw material suppliers and additional CMOs to increase manufacturing capacity.

If any manufacturing facility, raw material or drug product in AlloVir’s manufacturing network, or the equipment in these facilities, is either damaged or destroyed, it may not be able to quickly or inexpensively replace its manufacturing capacity or replace it at all. Additionally, changes to the manufacturing process that occur in the transfer or setup of new manufacturing facilities could require that AlloVir conducts bridging studies before being able to proceed with either clinical or commercial manufacturing activities. In the event of a temporary or protracted loss of a facility or its equipment, AlloVir may not be able to transfer manufacturing to a third party in the time required to maintain supply. Even if AlloVir could transfer manufacturing to a third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with the necessary regulatory requirements or may require regulatory approval before selling any products manufactured at that facility. Such an event could delay AlloVir’s clinical studies or reduce its commercial product sales.

Currently, AlloVir maintains insurance coverage against damage to its property and to cover business interruption and research and development restoration expenses. However, AlloVir’s insurance coverage may not reimburse it, or may not be sufficient to reimburse it, for any expenses or losses it may suffer. AlloVir may be unable to meet its requirements for its product candidates if there were a catastrophic event or failure of its current manufacturing facility or processes.

General Risk Factors if the Merger if Not Completed

AlloVir does not know whether an active, liquid and orderly trading market will develop for its common stock or what the market price of its common stock will be and, as a result, it may be difficult for its stockholders to sell shares of its common stock.

AlloVir’s IPO closed on August 3, 2020. Prior to AlloVir’s IPO, there was no public market for shares of its common stock. Although AlloVir has completed its IPO and shares of its common stock are listed and trading on The Nasdaq Capital Market, an active trading market for its shares may never develop or be sustained. AlloVir’s stockholders may not be able to sell shares quickly or at the market price if trading in shares of its common stock is not active. Further, an inactive market may also impair AlloVir’s ability to raise capital by selling shares of its common stock and may impair its ability to enter into strategic partnerships or acquire companies or products by using its shares of common stock as consideration.

The trading price of AlloVir’s common stock may be volatile.

The trading price of AlloVir’s common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond its control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

•
the results of AlloVir’s past or any future preclinical studies, clinical trials or clinical development programs;
•
the commencement, enrollment, or results of clinical trials of AlloVir’s product candidates or any future clinical trials it may conduct, or changes in the development status of its product candidates;
•
adverse results or delays in preclinical studies and clinical trials;
•
AlloVir’s decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial;
•
any delay in AlloVir’s regulatory filings or any adverse regulatory decisions, including failure to receive regulatory approval of its product candidates;
•
changes in laws or regulations applicable to AlloVir’s products, including, but not limited to, clinical trial requirements for approvals;
•
adverse developments concerning AlloVir’s manufacturers or its manufacturing plans;
•
AlloVir’s inability to obtain adequate product supply for any licensed product or inability to do so at acceptable prices;
•
AlloVir’s inability to establish collaborations if needed;
•
AlloVir’s failure to commercialize its product candidates;
•
additions or departures of key scientific or management personnel;
•
unanticipated serious safety concerns or adverse events related to the use of AlloVir’s product candidates;
•
introduction of new products or services offered by AlloVir or its competitors;
•
announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by AlloVir or its competitors;
•
AlloVir’s ability to effectively manage its growth;
•
the size and growth of AlloVir’s initial virus target markets;
•
AlloVir’s ability to successfully treat additional viral diseases;
•
actual or anticipated variations in quarterly operating results;
•
AlloVir’s cash position;
•
AlloVir’s failure to meet the estimates and projections of the investment community or that it may otherwise provide to the public;
•
publication of research reports about AlloVir or its industry, or viral immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•
changes in the market valuations of similar companies;
•
overall performance of the equity markets;

•
sales of AlloVir’s common stock by it or its stockholders in the future;
•
trading volume of AlloVir’s common stock;
•
changes in accounting practices;
•
ineffectiveness of AlloVir’s internal controls;
•
disputes or other developments relating to intellectual property or proprietary rights, including patents, litigation matters and AlloVir’s ability to obtain patent protection for its technologies;
•
significant lawsuits, including intellectual property or stockholder litigation;
•
general political and economic conditions; and
•
other events or factors, many of which are beyond AlloVir’s control.

In addition, the stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of AlloVir’s common stock, regardless of its actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. On January 19, 2024, a purported stockholder of AlloVir filed a putative class action lawsuit against AlloVir and certain of AlloVir’s officers in federal court in Massachusetts, alleging that AlloVir violated the federal securities laws by making allegedly false and misleading statements and omissions relating to its Phase 3 posoleucel trials. This type of litigation could result in substantial costs and a diversion of management’s attention and resources, which would harm AlloVir’s business, financial condition, results of operation and future prospects.

On February 9, 2024, AlloVir received a letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market, notifying it that, for the last 30 consecutive business days, its common stock had not maintained a minimum closing bid price of $1.00 per share (the “Minimum Bid Price Requirement”), pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Nasdaq letter”). The Nasdaq letter did not result in the immediate delisting of AlloVir’s common stock from The Nasdaq Global Select Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), AlloVir has been provided an initial period of 180 calendar days, or until August 7, 2024 (the “Compliance Date”), to regain compliance with the Minimum Bid Price Requirement.

AlloVir was not expected to regain compliance with the Minimum Bid Price Requirement by the Compliance Date, and, on August 6, 2024, pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(i), AlloVir applied to transfer to The Nasdaq Capital Market. On August 14, 2024, the stock was transferred to The Nasdaq Capital Market, and AlloVir was afforded an additional 180-calendar day period, or until February 3, 2025, to regain compliance with the Minimum Bid Price Requirement.

On February 4, 2025, AlloVir received a letter from the Staff, notifying it that, for the last 11 consecutive business days, its common stock had maintained the Minimum Bid Price Requirement and accordingly regained compliance with Listing Rule 5450(a)(1) and this matter is now closed.

At a separate special meeting of AlloVir’s stockholders held on January 9, 2025, AlloVir stockholders approved an amendment to the AlloVir charter to, at the discretion of the AlloVir board of directors, effect a reverse stock split of AlloVir’s issued and outstanding common stock, including any AlloVir common stock held by AlloVir as treasury shares, at any time prior to January 10, 2026, at a ratio of not less than 1-for-15 and not greater than 1-for-35, with the ratio within the range to be determined at the discretion of the AlloVir board of directors without further approval or authorization of AlloVir’s stockholders, in order to regain compliance with the Minimum Bid Price Requirement. On January 9, 2025, the AlloVir board of directors determined to effect a 1-for-23 reverse stock split of AlloVir’s common stock. On January 14, 2025, AlloVir filed with the Secretary of State of the State of Delaware the amendment to the AlloVir charter to effect the reverse stock split. AlloVir’s common stock began trading on a split-adjusted basis on Nasdaq as of the opening of trading on January 16, 2025. At the effective time of the reverse stock split, every 23 shares of AlloVir’s issued and outstanding common stock were automatically converted into one share of AlloVir common stock, without any change in the par value per share.

AlloVir’s principal stockholders and management own a significant percentage of its stock and will be able to exert significant influence over matters subject to stockholder approval.

AlloVir’s executive officers, directors, and 5% stockholders beneficially owned approximately 72% of AlloVir common stock as of December 31, 2024. These stockholders will have the ability to influence AlloVir through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of AlloVir’s organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for AlloVir’s common stock that its stockholders may feel are in their best interest.

Raising additional capital may cause dilution to AlloVir’s existing stockholders, restrict its operations or require it to relinquish rights to its product candidates on terms that are unfavorable to it.

AlloVir may seek additional capital through a variety of means, including through private and public equity offerings and debt financings. To the extent that AlloVir raises additional capital through the sale of equity or convertible debt securities, the ownership interest of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting AlloVir’s ability to take certain actions, including incurring additional debt, making capital expenditures, entering into licensing arrangements or declaring dividends. If AlloVir raises additional funds from third parties, it may have to relinquish valuable rights to its technologies or product candidates or grant licenses on terms that are not favorable to it. If AlloVir is unable to raise additional funds through equity or debt financing when needed, it may be required to delay, limit, reduce or terminate its product development or commercialization efforts for its product candidates, grant to others the rights to develop and market product candidates that it would otherwise prefer to develop and market itself or take other actions that are adverse to its business.

Future sales and issuances of AlloVir’s common stock or rights to purchase common stock, including pursuant to the 2020 Stock Option and Grant Plan (the “2020 plan”), could result in additional dilution of the percentage ownership of its stockholders and could cause its stock price to fall.

AlloVir expects that significant additional capital may be needed in the future to continue its planned operations, including conducting clinical trials, expanded research and development activities, and costs associated with operating as a public company. To raise capital, AlloVir may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner it determines from time to time. If AlloVir sells common stock, convertible securities, or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to AlloVir’s existing stockholders, and new investors could gain rights, preferences, and privileges senior to the holders of its common stock.

Pursuant to the 2020 plan, its management is authorized to grant stock options to its employees, directors, and consultants.

The number of shares of AlloVir’s common stock reserved for issuance under the 2020 plan increased on January 1, 2024 and shall be cumulatively increased each January 1 thereafter by 5% of the total number of shares of its common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by its board of directors. Unless AlloVir’s board of directors elects not to increase the number of shares available for future grant each year, its stockholders may experience additional dilution, which could cause its stock price to fall.

AlloVir does not intend to pay dividends on its common stock, so any returns will be limited to the value of its stock.

AlloVir currently anticipates that it will retain future earnings for the development, operation, and expansion of its business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, AlloVir may enter into agreements that prohibit it from paying cash dividends without prior written consent from its contracting parties, or which other terms prohibiting or limiting the amount of dividends that may be declared or paid on its common stock. Any return to stockholders will therefore be limited to the appreciation of their stock, which may never occur.

AlloVir is an emerging growth company and a smaller reporting company, and it cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make its common stock less attractive to investors.

AlloVir is an emerging growth company, as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), enacted in April 2012. For as long as AlloVir continues to be an emerging growth company, it may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. AlloVir could be an emerging growth company for up to five years following 2020, the year in which it completed its IPO, although circumstances could cause it to lose that status earlier. AlloVir will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of its IPO, (b) in which it has total annual gross revenue of at least $1.235 billion or (c) in which it is deemed to be a large accelerated filer, which requires the market value of its common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which it has issued more than $1 billion in non-convertible debt during the prior three-year period.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. AlloVir has elected to not “opt out” of this exemption from complying with new or revised accounting standards and, therefore, it will adopt new or revised accounting standards at the time private companies adopt the new or revised accounting standard and will do so until such time that it either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company.

Even after AlloVir no longer qualifies as an emerging growth company, it may still qualify as a “smaller reporting company,” which would allow it to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in AlloVir’s periodic reports and proxy statements. AlloVir cannot predict if investors will find its common stock less attractive because it may rely on these exemptions. If some investors find AlloVir’s common stock less attractive as a result, there may be a less active trading market for its common stock and its stock price may be more volatile.

AlloVir incurs significant increased costs as a result of operating as a public company, and its management is required to devote substantial time to new compliance initiatives.

As a public company, AlloVir incurs significant legal, accounting, and other expenses that it did not incur as a private company. AlloVir is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which will require, among other things, that it files with the SEC annual, quarterly, and current reports with respect to its business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes- Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices.

Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of AlloVir’s IPO. AlloVir intends to take advantage of this new legislation but cannot guarantee that it will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which AlloVir operates its business in ways it cannot currently anticipate.

AlloVir expects the rules and regulations applicable to public companies to substantially increase its legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of AlloVir’s management and personnel from other business concerns, they could have a material adverse effect on its business, financial condition, and results of operations. The increased costs will decrease AlloVir’s net income or increase its net loss and may require it to reduce costs in other areas of its business or increase the prices of its products or services. For example, AlloVir expects these rules and regulations to make it more difficult and more expensive for it to obtain director and officer liability insurance and it may be required to incur substantial costs to maintain the same or similar coverage. AlloVir cannot predict or estimate the amount or timing of additional costs it may incur to respond to these requirements. The impact of these requirements could also make it more difficult for AlloVir to attract and retain qualified persons to serve on its board of directors, its board committees, or as executive officers.

Sales of a substantial number of shares of AlloVir’s common stock by its existing stockholders in the public market could cause its stock price to fall.

Sales of a substantial number of shares of AlloVir’s common stock in the public market or the perception that these sales might occur could depress the market price of its common shares, could make it more difficult for you to sell your common stock at a time and price that you deem appropriate and could impair its ability to raise capital through the sale of additional equity securities. AlloVir is unable to predict the effect that sales may have on the prevailing market price of its common stock.

AlloVir has broad discretion over the use of its cash and cash equivalents and may not use them effectively.

AlloVir’s management has broad discretion to use its cash and cash equivalents to fund its operations and could spend these funds in ways that do not improve AlloVir’s results of operations or enhance the value of its common stock. The failure by AlloVir’s management to apply these funds effectively could result in financial losses that could have a material adverse effect on its business, cause the price of its common stock to decline and delay the development of its product candidates. Pending AlloVir’s use to fund operations, it may invest its cash and cash equivalents in a manner that does not produce income or that loses value.

Anti-takeover provisions under AlloVir’s charter documents and Delaware law could delay or prevent a change of control, which could limit the market price of its common stock and may prevent or frustrate attempts by its stockholders to replace or remove its current management.

AlloVir’s amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of its company or changes in its board of directors that its stockholders might consider favorable. Some of these provisions include:

•
a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•
a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of its stockholders;
•
a requirement that special meetings of stockholders be called only by the board of directors acting pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office;
•
advance notice requirements for stockholder proposals and nominations for election to its board of directors;
•
a requirement that no member of its board of directors may be removed from office by its stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of its voting stock then entitled to vote in the election of directors;
•
a requirement of approval of not less than two-thirds of all outstanding shares of its voting stock to amend any bylaws by stockholder action or to amend specific provisions of its certificate of incorporation; and
•
the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.

In addition, because AlloVir is incorporated in Delaware, it is governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of its outstanding voting stock. These antitakeover provisions and other provisions in AlloVir’s amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of its board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer, or proxy contest involving it. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing or cause AlloVir to take other corporate actions they desire. Any delay or prevention of a change of control transaction or changes in AlloVir’s board of directors could cause the market price of its common stock to decline.

AlloVir’s amended and restated bylaws designate certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by its stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with it or its directors, officers, or employees.

AlloVir’s amended and restated bylaws provide that, unless it consents in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claim for (i) any derivative action or proceeding brought on its behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of its directors, officers, and employees to it or its stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, its amended and restated certificate of incorporation or its amended and restated bylaws or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein (the “Delaware Forum Provision”). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. AlloVir’s amended and restated bylaws further provide that, unless it consents in writing to the selection of an alternative forum, the United States District Court for the District of Massachusetts shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”). In addition, AlloVir’s amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of its common stock is deemed to have notice of and consented to the foregoing provisions; provided, however, that stockholders cannot and will not be deemed to have waived its compliance with the federal securities laws and the rules and regulations thereunder.

The Delaware Forum Provision and the Federal Forum Provision in AlloVir’s amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Commonwealth of Massachusetts. Additionally, the forum selection clauses in AlloVir’s amended and restated bylaws may limit

AlloVir stockholders’ ability to bring a claim in a forum that they find favorable for disputes with it or its directors, officers or employees, which may discourage such lawsuits against it and its directors, officers and employees even though an action, if successful, might benefit its stockholders. In addition, while the Delaware Supreme Court and other state courts have upheld the validity of forum selection provisions purporting to require claims under the Securities Act be brought in federal court, there is uncertainty as to whether other courts will enforce AlloVir’s Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, AlloVir may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the United States District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to AlloVir than its stockholders.

If AlloVir fails to establish and maintain proper and effective internal control over financial reporting, its operating results and its ability to operate its business could be harmed.

Ensuring that AlloVir has adequate internal financial and accounting controls and procedures in place so that it can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. AlloVir’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. In connection with AlloVir’s IPO, it began the process of documenting, reviewing, and improving its internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which will require annual management assessment of the effectiveness of its internal control over financial reporting. AlloVir has begun recruiting additional finance and accounting personnel with certain skill sets that it will need as a public company.

Implementing any appropriate changes to AlloVir’s internal controls may distract its officers and employees, entail substantial costs to modify its existing processes, and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of AlloVir’s internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase its operating costs and harm its business. In addition, investors’ perceptions that AlloVir’s internal controls are inadequate or that it is unable to produce accurate financial statements on a timely basis may harm its stock price and make it more difficult for it to effectively market and sell its service to new and existing customers.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about

AlloVir’s business, its stock price and trading volume could decline.

The trading market for AlloVir’s common stock may depend in part on the research and reports that securities or industry analysts publish about AlloVir or its business. Securities and industry analysts do not currently, and may never, publish research on AlloVir. If no securities or industry analysts commence coverage of AlloVir, the trading price for its stock would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover AlloVir downgrades its stock or publishes inaccurate or unfavorable research about its business, its stock price may decline. If one or more of these analysts ceases coverage of AlloVir or fails to publish reports on it regularly, demand for its stock could decrease, which might cause its stock price and trading volume to decline.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

As discussed in this Annual Report on Form 10-K, the changes in our business and operations that will occur in connection with our review of strategic alternatives may impact our cybersecurity program in the future. As such, the following section describes the Company’s cyber risk management and strategy, and governance related to cybersecurity risks, for the fiscal year that ended December 31, 2024. For more information regarding the changes to our business and operations and associated risks, please see (i) Item 1 – Business, (ii) Item 1A – Risk Factors, and (iii) Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

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

We leveraged internal and external resources to support our cyber risk management efforts, including security monitoring tools, periodic penetration tests and vulnerability assessments. We have in the past also engaged the services of external information security service providers to help support our information technology environment, assist with security monitoring, and help us draft and implement information security policies.

As part of our cybersecurity risk management process, we take a risk-based approach to the evaluation of third-party vendors based on the criticality and size of the vendor. This process has included a review by our external partners, as appropriate.

To date, we have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. As mentioned above, the changes in our business and operations may impact our cybersecurity program in the future. In addition, like other companies in our industry, we and our third-party vendors have, from time to time, experienced threats and security incidents relating to our third-party vendors’ information systems and infrastructure. For more information, please see Item 1A - Risk Factors.

Governance Related to Cybersecurity Risks

Our Vice President, Head of Information Technology meets periodically with representatives from our external Managed Services Provider (“MSP”) to, as applicable, review aspects of the Company’s cybersecurity processes or evaluate risks from cybersecurity threats. The individual who currently holds the title of Vice President, Head of Information Technology has over 20 years of experience in information security and cybersecurity risk management. Our Vice President, Head of Information Technology reports to the Chief Financial Officer.

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

Item 2. Properties.

We do not own or lease any real property. We run a virtual office model and our business mailing address is PO Box 44, 1661 Massachusetts Avenue, Lexington, MA.

Item 3. Legal Proceedings.

From time to time, we may become subject to arbitration, litigation or claims arising in the ordinary course of business. On January 19, 2024, a purported stockholder of the Company filed a lawsuit, captioned Zerbato v. AlloVir, Inc. et al., No. 1:24-cv-10152 (D. Mass.) (the “Securities Class Action”), in the U.S. District Court for the District of Massachusetts against the Company and two of its officers purportedly on behalf of a putative class of stockholders. On April 16, 2024, the Court appointed stockholders Harry Levin and Julio Maurice Bueno as lead plaintiffs and their counsel as lead counsel in the action. On June 17, 2024, lead plaintiffs filed their amended complaint. In the amended complaint, lead plaintiffs assert claims purportedly on behalf of a putative class of stockholders consisting of persons who purchased or otherwise acquired Company securities between January 11, 2023 and December 21, 2023, inclusive. The amended complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and the related regulations, alleging that the defendants made false and misleading statements and omissions to investors relating to the Company’s three Phase 3 studies of posoleucel. The complaint seeks, among other things, damages, prejudgment and post-judgment interest, and attorneys’ fees, expert fees and other costs. Defendants filed their motion to dismiss the amended complaint on August 16, 2024, which was fully briefed as of December 12, 2024. Oral argument on the motion to dismiss was held on February 19, 2025. On March 3, 2025, the parties jointly informed the Court that they had reached a settlement in principle, subject to the execution of a definitive settlement agreement and Court approval. On March 4, 2025, the Court denied Defendants’ motion to dismiss as moot in light of the settlement in principle.

On July 3, 2024, a purported stockholder of the Company filed a derivative lawsuit, captioned Steffens v. Brainard et al., No. 1:24-cv-11721 (D. Mass.), in the U.S. District Court for the District of Massachusetts against certain of the Company’s officers and directors and naming the Company as a nominal defendant. The derivative complaint alleged, purportedly on behalf of the Company, violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste of corporate assets against the individual defendants. These claims were based on substantially identical allegations as the complaint in the above-listed Securities Class Action. The lawsuit sought, among other things, an award of damages and restitution in favor of the Company, certain changes to the Company’s corporate governance, punitive damages, and attorneys’ fees and costs. On October 21, 2024, the court ordered plaintiff to file timely proof of service or show cause why the case should not be dismissed for failure to effect timely service by November 4, 2024. On November 4, 2024, plaintiff voluntarily dismissed the derivative lawsuit.

On October 21, 2024, a purported stockholder of the Company filed a derivative lawsuit, captioned Lister v. Brainard et al., No. 1:24-cv-12658 (D. Mass.), in the U.S. District Court for the District of Massachusetts against certain of the Company’s officers and directors and naming the Company as a nominal defendant. The derivative complaint alleges, purportedly on behalf of the Company, violations of Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duties, unjust enrichment, waste of corporate assets, gross mismanagement, and abuse of control against the individual defendants and contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934 against Ms. Brainard and Mr. Sinha. These claims are based on substantially identical allegations as the complaint in the above-listed Securities Class Action. The lawsuit seeks, among other things, an award of damages and restitution in favor of the Company, certain changes to the Company’s corporate governance, and attorneys’ fees and costs. On February 24, 2025, the Company filed an unopposed motion to stay the case pending a ruling on the motion to dismiss in the Securities Class Action.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on The Nasdaq Capital Market under the symbol “ALVR.” Trading of our common stock commenced on July 30, 2020. Prior to that time, there was no public market for our common stock.

Holders of Record

As of February 28, 2025, we had approximately 52 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

None.

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

Unless otherwise indicated, all information in this Annual Report on Form 10-K gives effect to a 1-for-23 reverse stock split of our common stock that became effective on January 15, 2025, and all references to historical share and per share amounts give effect to the reverse stock split.

Overview

We are a biopharmaceutical company. Our initial focus was on developing highly innovative allogeneic T cell therapies to treat and prevent devastating viral diseases. Our innovative and proprietary VST therapy platform allows us to generate off-the-shelf VSTs designed to restore immunity in patients with T cell deficiencies who are at risk from the life-threatening consequences of viral diseases. This included: (1) posoleucel (ALVR105), an investigational off-the-shelf multi-virus-specific T cell therapy, which targeted six viral pathogens in immunocompromised individuals: AdV, BKV, CMV, EBV, HHV-6 and JCV; (2) ALVR106, an allogeneic, off-the-shelf VST therapy candidate developed to target devastating diseases caused by four respiratory viruses: hMPV, PIV and RSV; and (3) ALVR107, an allogeneic, off-the-shelf VST therapy candidate designed to target HBV-infected cells with the aim of curing chronic HBV infections.

On December 22, 2023, we announced the discontinuation of three Phase 3 registrational trials of posoleucel following separate, pre-planned DSMB, futility analyses that concluded the studies were unlikely to meet their primary endpoints. Specifically, we discontinued a multicenter, randomized, double-blind, placebo-controlled Phase 3 trial comparing posoleucel to placebo for the prevention of infection or disease due to AdV, BKV, CMV, EBV, HHV-6, or JCV in high-risk adult and pediatric patients after undergoing an allogeneic hematopoietic stem cell transplant. We also discontinued two multicenter, randomized, double-blind, placebo-controlled Phase 3 trials of posoleucel – one for the treatment of virus-associated hemorrhagic cystitis and the second for the treatment of adenovirus infection – both after allogeneic hematopoietic cell transplant. At this time, we do not intend to resume development of posoleucel or any other product candidates. On December 22, 2023, we announced the decision to conduct a comprehensive review of strategic alternatives focused on maximizing shareholder value. We also engaged Leerink Partners as its exclusive strategic financial advisor to assist in the process of exploring strategic alternatives, including the merger with Kalaris.

In connection with the evaluation of strategic alternatives to maximize capital preservation, we have implemented a plan to reduce our workforce by approximately 95%. This workforce reduction plan was approved in January 2024, took place primarily during the first quarter of 2024 and was substantially completed by April 15, 2024.

On November 7, 2024, we, Kalaris and Merger Sub entered into the Merger Agreement, which contains the terms and conditions of the proposed merger. Pursuant to the Merger Agreement, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, at the effective time of the Merger (as defined below), Merger Sub will merge with and into Kalaris, with Kalaris surviving as a wholly-owned subsidiary of us. We are expected to change our name to “Kalaris Therapeutics, Inc.” and continue to be listed on The Nasdaq Capital Market, but trade under the ticker symbol “KLRS”.

The merger is expected to close in the first quarter of 2025, subject to the satisfaction or waiver of various conditions, by each of the parties, at or prior to the closing of the merger, including, among other things, (i) the approval by AlloVir stockholders of (a) the issuance of shares of AlloVir common stock, which represent more than 20% of the shares of AlloVir common stock outstanding immediately prior to the merger, to Kalaris stockholders pursuant to the terms of the merger Agreement and pursuant to Nasdaq Listing Rule 5635(a) and (b) the change of control of AlloVir resulting from the merger, (ii) the adoption of the merger agreement by the requisite Kalaris stockholders, (iii) AlloVir’s net cash at the closing of the merger being no less than $95.0 million and (iv) other customary closing conditions. The merger was unanimously approved by the AlloVir board of directors. AlloVir is holding a special meeting of its stockholders on March 12, 2025, at 9:00 AM Eastern Time unless postponed or adjourned to a later date, in order to obtain the stockholder approvals necessary to complete the merger and related matters. If the merger is completed, the business of Kalaris will continue as the business of the combined company.

At the effective time of the merger, each issued and outstanding share of Kalaris common stock will be converted into the right to receive a certain number of shares of AlloVir common stock based on an exchange ratio (the “exchange ratio”). Under the exchange ratio formula in the merger agreement, upon closing of the merger, [on a pro forma basis and based upon the number of shares of AlloVir common stock expected to be issued in the merger,] it is expected that pre-merger Kalaris stockholders will own approximately 75.34% of the combined company and pre-merger AlloVir stockholders will own approximately 24.66% of the combined company, in each case, on a fully-diluted basis (excluding any shares reserved for future equity awards). Under certain circumstances, the ownership percentages may be adjusted upward or downward based on the level of AlloVir’s net cash at the closing of the merger.

The exchange ratio, and related pro forma ownership, assumes (a) a valuation of AlloVir of $116.0 million, which is subject to adjustment to the extent that AlloVir’s net cash at closing of the merger is above or below $100.0 million by more than $1.0 million (provided that AlloVir’s net cash at closing of the merger shall be no less than $95.0 million), in which case AlloVir’s valuation will be adjusted on a dollar-for-dollar basis by the difference of (i) its net cash at closing of the merger and (ii) $100.0 million, and (b) a valuation for Kalaris of $347.0 million.

Pursuant to the merger agreement, Kalaris is permitted to enter into the Additional Permitted Bridge Financing. On January 10, 2025, as a part of the first tranche of the Additional Permitted Bridge Financing, Kalaris issued the AlloVir Note under which we funded a principal amount of $3.75 million, and Kalaris issued convertible promissory notes in an aggregate principal amount of $3.75 million to existing Kalaris stockholders. Prior to the closing of the merger, Kalaris has the opportunity to receive an additional $7.5 million in the second tranche of the Additional Permitted Financing of which $3.75 million would be provided by existing Kalaris stockholders and the remaining $3.75 million would be provided by us. However, Kalaris no longer expects the second tranche of the Additional Permitted Financing to be funded. Upon the closing of the merger, the AlloVir Note will be cancelled and the aggregate amount outstanding under the AlloVir Note will be added to our net cash.

If we are unable to satisfy certain closing conditions to the merger agreement or if other mutual closing conditions to the merger agreement are not satisfied, Kalaris will not be obligated to complete the merger. If the merger agreement is terminated under specified circumstances, we could be required to pay Kalaris a termination fee of $3.48 million or Kalaris could be required to pay us a termination fee of $10.41 million. In addition, in certain circumstances upon the termination of the merger agreement, we could be required to pay the reasonable costs and expenses of Kalaris in an amount not to exceed $580,000, or Kalaris could be required to pay our reasonable costs and expenses in an amount not to exceed $580,000.

We and Kalaris believe that combining the two companies will result in a combined company with promising science, a strong leadership team and substantial capital resources, positioning it to become a biopharmaceutical company focused on developing Kalaris’ lead product candidate, TH103.

We expect to devote significant time and resources to the completion of the Merger. If the Merger is not completed, we will reconsider our strategic alternatives and may pursue one of the following courses of action, which we currently believe are the most likely alternatives if the Merger is not completed:

•
Pursue another strategic transaction similar to the Merger. We may resume our process of evaluating other candidate companies interested in pursuing a strategic transaction and, if a candidate is identified, focus its attention on negotiating and completing such a strategic transaction with such candidate.
•
Continue to operate our business. We could elect to continue to operate its business and pursue licensing or partnering transactions. To continue to operate our business, we would require a significant amount of time and financial resources, and we would be subject to all the risks and uncertainties involved in the development of product candidates. There is no assurance that we could raise sufficient capital to support these efforts, that its development efforts would be successful or that it could successfully obtain the regulatory approvals required to market any product candidate it pursued.
•
Dissolve and liquidate our assets. If we are unable, or do not believe we are able, to find a suitable candidate for another strategic transaction, we may dissolve and liquidate our assets. In that event, we would be required to pay all of our debts and contractual obligations and to set aside certain reserves for commitments and contingent liabilities. If we dissolve and liquidate our assets, there can be no assurance as to the amount or timing of available cash that will remain for distribution to our stockholders after paying our debts and other obligations and setting aside funds for commitments and contingent liabilities.

Our pipeline includes additional investigational VST therapies that may benefit high-risk individuals. ALVR106 is our second off-the-shelf, multi-VST product candidate that targets devastating respiratory diseases caused by hMPV, influenza, PIV and RSV. A Phase 1b/2 POC clinical study of ALVR106 has completed enrollment of patients in Part A of the trial. We have stopped development of ALVR106, including discontinuing the trial pending the outcome of our review of strategic alternatives. ALVR107 is our preclinical stage product candidate designed to target HBV-infected cells and with the aim of curing chronic HBV infections. Preclinical and IND enabling studies of ALVR107 to treat and cure hepatitis B were completed in 2022 to support advancement into a POC study. We have stopped clinical development of ALVR107 pending the outcome of our review of strategic alternatives.

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

On August 3, 2020, we completed an initial public offering (“IPO”), of our common stock and issued and sold 812,500 shares of our common stock at a public offering price of $391.00 per share, resulting in net proceeds of $292.0 million after deducting underwriting discounts and commissions and offering costs. Prior to our IPO, we funded our operations through equity financings and received proceeds of $156.3 million, net of offering costs of $0.6 million, from the sale of our preferred stock.

On July 26, 2022, we entered into a Securities Purchase Agreement (“Securities Purchase Agreement”), with certain investors for the issuance and sale of 1,193,830 shares of our common stock for aggregate net proceeds of $126.4 million.

On June 21, 2023, we entered into an underwriting agreement with J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and BoFA Securities, Inc., as the representatives of the several underwriters (“Underwriters”), relating to an underwritten public offering of 869,565 shares of our common stock at a public offering price of $86.25 per share, resulting in net proceeds of $70.2 million after deducting underwriting discounts, commissions and offering costs.

On August 6, 2021, we filed an automatically effective registration statement on Form S-3 (“Registration Statement”), with the SEC which registered the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with SVB Leerink LLC, as sales agent, to provide for the issuance and sale of up to $100.0 million of our common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement (“ATM Program”). On February 10, 2022 we filed a Post-Effective Amendment No. 2 to the Registration Statement and on February 18, 2022 we filed Post-Effective Amendment No. 3 to the Registration Statement. On June 21, 2023, we suspended our use of and terminated the prospectus supplement under the ATM Program. We will not make any sales under the ATM Program unless and until a new prospectus supplement or a new registration statement is filed. Other than the termination of the prospectus supplement, the sales agreement remains in full force and effect. As of December 31, 2024, no sales had been made pursuant to the ATM Program.

We have incurred significant operating losses since inception, including net losses of $58.8 million and $190.4 million for the years ended December 31, 2024 and 2023, respectively. At December 31, 2024, we had an accumulated deficit of $715.0 million.

These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect losses to decrease in the foreseeable future due to our workforce reduction plan and discontinuation of our clinical trials. We expect to continue to incur costs and expenditures in connection with the Merger and we will continue to incur costs associated with operating as a public company. There can be no assurance, however, that we will be able to successfully consummate the Merger. The Merger has been and may continue to be costly, time-consuming and complex, and we may incur significant costs related to the Merger, such as legal, accounting and advisory fees and expenses and other related charges. A considerable portion of these costs will be incurred regardless of whether the Merger is implemented or completed. Any such expenses will decrease the remaining cash available for use in our business. In addition, any strategic business combination or other transactions that we may consummate in the future, could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affects our business and decreases the remaining cash available for use in our business or the execution of our strategic plan. There can be no assurances that any particular course of action, business arrangement, transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value or achieve the anticipated results. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our stockholders.

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

At December 31, 2024, we had cash and cash equivalents of $118.3 million. Based on current projections, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through at least twelve months following the issuance of these financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. However, due to the discontinuation of our clinical trials and research activities, as well as our workforce reduction, management has concluded that there is a substantial doubt regarding our ability to continue as a going concern for more than twelve months after the date the consolidated financial statements are issued. See “—Liquidity and Capital Resources.”

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

Relationship with ElevateBio - Related Party

On September 17, 2018, we entered into a Series A2 Preferred Stock Purchase Agreement, or the Series A2 Agreement, with ElevateBio, LLC, or ElevateBio, and ElevateBio was a purchaser in our registered direct offering in July 2022. ElevateBio, through its diverse platform of technologies to support cell and gene therapy products and expertise, provides drug development and manufacturing services. As a result of ElevateBio’s purchase of our Series A2 Preferred Stock, which converted to common stock upon completion of our IPO, and as a result of ElevateBio’s participation in the July 2022 registered direct offering, ElevateBio acquired an ownership interest in our Company. In May 2021, Diana M. Brainard, M.D., succeeded David Hallal, ElevateBio’s Chief Executive Officer, as our Chief Executive Officer. Mr. Hallal currently serves as Executive Chairman of our board of directors. Vikas Sinha, our President and Chief Financial Officer, also serves as the Chief Financial Officer of ElevateBio. In addition to Mr. Hallal and Mr. Sinha, Morana Jovan-Embiricos, a director of our board of directors, also serves as a director of the board of directors of ElevateBio.

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

Should we resume development of our product candidates, any changes in the outcome of any of these variables with respect to the development of our product candidates in clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. For example, if the FDA, the EMA, or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Years Ended December 31,
	2024	2023	Change
Operating expenses:
Research and development	$12,340	$133,070	$(120,730)
General and administrative	42,916	48,261	(5,345)
Restructuring costs	10,185	—	10,185
Impairment costs	—	18,570	(18,570)
Total operating expenses	65,441	199,901	(134,460)
Loss from operations	(65,441)	(199,901)	134,460
Total other income (loss), net:
Interest income	5,486	5,734	(248)
Other income (loss), net	1,186	3,623	(2,437)
Loss before income taxes	(58,769)	(190,544)	131,775
Income tax benefit	—	(126)	126
Net loss	$(58,769)	$(190,418)	$131,649

Research and Development Expenses

Research and development expenses were $12.3 million for the year ended December 31, 2024, compared to $133.1 million for the year ended December 31, 2023. The decrease of $120.7 million was primarily the result of the discontinuation of our three Phase 3 registrational trials announced in December 2023 and a comprehensive review of strategic alternatives, as well as the accompanying workforce reduction, and a $5.6 million gain on lease termination and remeasurement during the year ended December 31, 2024.

General and Administrative Expenses

General and administrative expenses were $42.9 million for the year ended December 31, 2024, compared to $48.3 million for the year ended December 31, 2023. The decrease of $5.3 million can be attributed to the decrease in personnel costs, including stock-based compensation expense, resulting from the workforce reduction plan and a $3.3 million gain on lease termination, offset by Diana Brainard's Separation Agreement (resulting in $2.4 million in severance costs and $6.6 million in accelerated stock-based compensation expense) and transaction costs associated with the Merger Agreement of $3.7 million during the year ended December 31, 2024.

Restructuring Costs

Restructuring costs were $10.2 million for the year ended December 31, 2024. There were no restructuring costs during the year ended December 31, 2023. During the year ended December 31, 2024, restructuring costs primarily relate to severance and employee termination costs in connection with our workforce reduction plan.

Impairment Costs

There were no impairment costs during the year ended December 31, 2024. Impairment costs were $18.6 million for the year ended December 31, 2023. During the year ended December 31, 2023, impairment costs consist of impairment charges of $16.6 million related to operating leases, $1.4 million related to implementation costs associated with cloud computing arrangements, and $0.5 million related to property and equipment due to the December 2023 announcement of the discontinuation of our three Phase 3 registrational trials and a comprehensive review of strategic alternatives.

Total Other Income (Loss), Net

Total other income (loss), net was $6.7 million for the year ended December 31, 2024, compared to $9.4 million for the year ended December 31, 2023. The decrease of $2.7 million is primarily attributable to a decrease in accretion of discounts on short-term investments.

Liquidity and Capital Resources

Sources of Liquidity

At December 31, 2024, we have funded our operations primarily through equity financings and have received net cash proceeds of approximately $156.3 million from the sale of our preferred stock, $292.0 million of net proceeds from the sale of common stock in our IPO, $126.4 million of net proceeds from the Securities Purchase Agreement entered into on July 26, 2022 and $70.2 million of net proceeds from the public offering pursuant to the Underwriting Agreement entered into on June 21, 2023.

After a comprehensive review of strategic alternatives, on November 7, 2024, we entered into the Merger Agreement with Kalaris. Pursuant to the Merger Agreement, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, at the effective time of the Merger, Merger Sub will merge with and into Kalaris, with Kalaris continuing as a wholly-owned subsidiary of ours and the surviving corporation of the Merger. The closing of the Merger is subject to certain approvals by our stockholders and the stockholders of Kalaris and other customary closing conditions. Our future operations are highly dependent on the success of the proposed Merger with Kalaris.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our licensing agreements described further below.

Funding Requirements

At December 31, 2024, our cash, cash equivalents and short-term investments were $118.3 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund planned operations through at least twelve months following the issuance of these financial statements. However, in light of the discontinuation of all of our clinical trials and research activities, as well as our workforce reduction plan, we have concluded that there is a substantial doubt regarding our ability to continue as a going concern for at least twelve months following the issuance of these financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Years Ended December 31,
	2024	2023
Net cash used in operating activities	$(67,705)	$(124,451)
Net cash provided by investing activities	95,000	37,985
Net cash provided by financing activities	21	70,495
Net decrease in cash, cash equivalents, and restricted cash	$27,316	$(15,971)

Operating Activities

Net cash used in operating activities was $67.7 million for the year ended December 31, 2024, reflecting a net loss of $58.8 million and a decrease in our net operating assets and liabilities of $25.3 million, partially offset by non-cash charges of $16.4 million. The change in net operating assets and liabilities was due to a decrease of $29.9 million in accounts payable, accrued expenses and other liabilities due in large part to the termination of our leases in 2024, offset by a decrease of $3.2 million in prepaid expenses and other current assets. Non-cash charges primarily consist of stock-based compensation expense of $26.3 million offset by a gain on lease termination and remeasurement of $8.9 million.

Net cash used in operating activities was $124.5 million for the year ended December 31, 2023, reflecting a net loss of $190.4 million, partially offset by non-cash charges of $63.9 million. Non-cash charges primarily consist of stock compensation expense of $40.8 million, impairment costs of $18.6 million and non-cash lease expense of $7.9 million.

Overall, the $56.7 million decrease in cash used in operating activities for the year ended December 31, 2024 compared to the year ended December 31, 2023 was a result of the December 2023 announcement of the discontinuation of our three Phase 3 registrational trials.

Investing Activities

Net cash provided by investing activities was $95.0 million for the year ended December 31, 2024, which was due to investment maturities.

Net cash provided by investing activities was $38.0 million for the year ended December 31, 2023, which was due to investment maturities of $163.8 million, partially offset by purchases of investments of $125.8 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 consisted of proceeds from the issuance of stock under our employee stock purchase plan.

Net cash provided by financing activities was $70.5 million for the year ended December 31, 2023, which was due to $70.2 million in net proceeds from the issuance of common stock in our public offering and $0.3 million in proceeds from the issuance of stock under our employee stock purchase plan.

Contractual Obligations

Merger Agreement

On November 7, 2024, we entered into the Merger Agreement pursuant to which, subject to the satisfaction or waiver of various conditions therein, Merger Sub will merge with and into Kalaris, with Kalaris surviving as our wholly-owned subsidiary. The Merger was unanimously approved by our Board. The closing of the Merger is subject to the satisfaction or waiver of various conditions, by each of the parties, at or prior to the closing of the Merger, including, among other things, (i) the approval by AlloVir stockholders of (a) the issuance of shares of AlloVir common stock, which represent more than 20% of the shares of AlloVir common stock outstanding immediately prior to the Merger, to Kalaris stockholders pursuant to the terms of the Merger Agreement and pursuant to Nasdaq Listing Rule 5635(a) and (b) the change of control of AlloVir resulting from the Merger, and (ii) the adoption of the Merger Agreement by the requisite Kalaris stockholders.

If we are unable to satisfy certain closing conditions to the Merger Agreement or if other mutual closing conditions to the Merger Agreement are not satisfied, Kalaris will not be obligated to complete the Merger. The Merger Agreement contains certain termination rights of each of us and Kalaris. Under certain circumstances detailed in the Merger Agreement, we could be required to pay Kalaris a termination fee of $3.48 million or Kalaris could be required to pay us a termination fee of $10.41 million. In addition, in certain circumstances upon the termination of the Merger Agreement, we could be required to pay the reasonable costs and expenses of Kalaris in an amount not to exceed $580,000, or Kalaris could be required to pay our reasonable costs and expenses in an amount not to exceed $580,000.

Additional Permitted Bridge Financing

Pursuant to the Merger Agreement, Kalaris is permitted to enter into the Additional Permitted Bridge Financing. On January 10, 2025, as a part of the first tranche of the Additional Permitted Bridge Financing, Kalaris issued the AlloVir Note under which we funded a principal amount of $3.75 million, and Kalaris issued convertible promissory notes in an aggregate principal amount of $3.75 million to existing Kalaris stockholders. Prior to the closing of the merger, Kalaris has the opportunity to receive an additional $7.5 million in the second tranche of the Additional Permitted Financing of which $3.75 million would be provided by existing Kalaris stockholders and the remaining $3.75 million would be provided by us. However, Kalaris no longer expects the second tranche of the Additional Permitted Financing to be funded. Upon the closing of the Merger, the AlloVir Note will be cancelled and the aggregate amount outstanding under the AlloVir Note will be added to our net cash.

Other Obligations

We may incur potential contingent payments upon our achievement of clinical, regulatory and commercial milestones, as applicable, or we may be required to make royalty payments under license and grant agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property. Due to the uncertainty of the achievement and timing of the events requiring payment under these agreements, the amounts to be paid by us are not fixed or determinable at this time. See “Business—Sponsored Research, Collaboration and License Agreements” as well as Note 7 to our consolidated financial statements for a description of our license agreements.

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

During the year ended December 31, 2023, we recorded an impairment loss of $16.6 million to the operating lease right-of-use assets. The fair value of the operating lease right-of-use assets was based on estimated subleasing scenarios, which represent the highest and best use of the right-of-use assets. This fair value assessment utilized market participant assumptions, including the anticipated amount and timing of sublease payments using current real estate trends and market conditions. Given the current office lease market rental conditions, our estimates are subject to significant uncertainty. The ultimate amount of sublease income may be significantly lower or higher than the amounts used to record our impairment charges, and we may record additional impairment charges in future periods as our estimates change if we enter into sublease negotiations or execute a sublease agreement.

There were no impairment charges during the year ended December 31, 2024 and as of December 31, 2024, all leases have been terminated and paid in full.

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

We are also a “smaller reporting company” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in this Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in (2013 Framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Item 9B. Other Information.

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following sets forth certain information, as of February 28, 2025, concerning AlloVir’s directors and executive officers.

Name	Age	Position
Vikas Sinha	61	Chief Executive Officer, President, Chief Financial Officer and Director
Brett Hagen	52	Chief Accounting Officer
Edward Miller	60	General Counsel and Secretary
Derek Adams, Ph.D.	51	Director
Malcolm Brenner, M.D., Ph.D.	73	Director
Jeffrey S. Bornstein	59	Director
David Hallal	58	Director
Morana Jovan-Embiricos, Ph.D.	57	Director
Shawn Tomasello	66	Director
Juan Vera, M.D.	44	Director

Vikas Sinha has served as AlloVir’s Chief Executive Officer since December 2024 and as AlloVir’s President and Chief Financial Officer since January 2019. Mr. Sinha has over 20 years’ experience working in executive finance roles in the life sciences industry. Mr. Sinha is Co-Founder and Chief Financial Officer of ElevateBio LLC. He also serves as a board member for ElevateBio LLC since February 2018. From 2005 to 2016, Mr. Sinha was the Chief Financial Officer of Alexion Pharmaceuticals, Inc. (Nasdaq: ALXN), a biotechnology company, where he was responsible for finance, business development, strategy, investor relations and IT. Prior to joining Alexion, Mr. Sinha held various positions with Bayer AG in the United States, Japan, Germany and Canada, including Vice President and Chief Financial Officer of Bayer Pharmaceuticals Corporation in the United States and Vice President and Chief Financial Officer of Bayer Yakuhin Ltd. in Japan. Mr. Sinha serves as a Non-Executive Director of the board of directors of Verona Pharma PLC (Nasdaq: VRNA) and previously served as a member of the board of directors of Bain Capital Life Sciences Acquisition Inc. Mr. Sinha holds a master’s degree in business administration from the Asian Institute of Management. He is also a qualified Chartered Accountant from the Institute of Chartered Accountants of India and a Certified Public Accountant in the United States. AlloVir believes Mr. Sinha’s experience as an executive in finance roles in the life sciences industry provides him with the qualifications and skills to serve on AlloVir’s board of directors.

Brett Hagen has served as AlloVir’s Chief Accounting Officer since January 2019. Prior to joining AlloVir, from February 2018 to August 2018, Mr. Hagen served as Senior Director Finance and Accounting at Eloxx Pharmaceuticals. From May 2016 to December 2017, Mr. Hagen served as Vice President, Finance and Controller at Proteostasis Therapeutics. From July 2014 to May 2016, he served as Controller at BIND Therapeutics. Mr. Hagen received his B.A. from the University of Minnesota, and graduate degrees in accounting and finance from Wright State University and Suffolk University, respectively.

Edward Miller has served as AlloVir’s General Counsel since January 2019. Mr. Miller was a Consultant for AlloVir from October 2018 to December 2018. From May 2017 to September 2018, Mr. Miller was a Principal in Legal/Compliance consulting for Life Sciences Compliance Strategies. From July 2014 to April 2017, Mr. Miller was Senior Vice President and Chief Compliance Officer at Alexion, as well as serving on Alexion’s global executive management team. Prior to Alexion, Mr. Miller served in global and U.S.-based roles at Boehringer Ingelheim, including Vice President, Chief Compliance Officer and global Head of Litigation and Government Investigations. Mr. Miller received his J.D. from the Rutgers University School of Law and his Bachelor of Arts from Princeton University.

Derek Adams, Ph.D., has served on AlloVir’s board of directors since February 2023. Dr. Adams has served as the President and Chief Executive Officer of Stellular Bio (rebranding of PlateletBio) since March 2022, where he was previously Chief Operating Officer. Prior to that, he served as the Chief Technology and Manufacturing Officer at bluebird bio (Nasdaq: BLUE) from 2017 to 2021. He served as Senior Vice President of Chemistry, Manufacturing and Controls at Evelo Biosciences (Nasdaq: EVLO) from 2016 to 2017. For over a decade prior to Evelo, he held senior leadership roles in process development and manufacturing at Alexion Pharmaceuticals, including Plant Manager of the Alexion Rhode Island Manufacturing Facility. Dr. Adams started his career with Merck & Co, Inc. (NYSE: MRK) as a Process Engineer for live virus vaccine technology and engineering. He earned a Ph.D. in Chemical Engineering from the University of Minnesota and a B.S. in Chemical Engineering with High Distinction from Worcester Polytechnic Institute (WPI). AlloVir believes Dr. Adams has the qualification and skill to serve as a member of AlloVir’s board of directors because of extensive commercial manufacturing experience with a wide variety of therapeutic modalities and executive leadership experience.

Malcolm Brenner, M.D., Ph.D., is a co-founder of AlloVir and has served as a member of AlloVir’s board of directors since 2012. Since 1998, Dr. Brenner has worked at Baylor College of Medicine where he is currently the founding director of the Center for Cell and Gene Therapy and the Fayez Sarofim Distinguished Service Professor at Baylor College of Medicine in the Departments of Medicine, Pediatrics, and Human and Molecular Genetics. He is also a member of the Texas Children’s Cancer and Hematology Center, the Stem Cell and Regenerative Medicine Center, and the Dan L. Duncan Comprehensive Cancer Center at Baylor. Dr. Brenner has devoted his career as a physician-scientist to the field of stem cell transplantation through the therapeutic use of T cell immunologic approaches and genetic engineering strategies. He served as Editor-in-Chief of Molecular Therapy and as former President of the American Society for Gene and Cell Therapy (ASGCT) and International Society for Cell and Gene Therapy. He is an elected Member of the National Academy of Medicine. Dr. Brenner obtained his BA and medical degrees as well as his Ph.D. from the University of Cambridge in the UK where he became a fellow of the Royal College of Pathologists and the Royal College of Physicians. AlloVir believes Dr. Brenner’s expertise and experience in the genetic engineering of T cells for T cell therapy provide him with the qualification and skills to serve on AlloVir’s board of directors.

Jeffrey S. Bornstein has served as a member of AlloVir’s board of directors since July 2020. Mr. Bornstein serves as a managing partner of Whipstick Ventures and Generation Capital, and was the Chief Financial Officer and Vice Chairman of General Electric until October 2017. Previously, Mr. Bornstein served as a Senior Vice President and Chief Financial Officer of GE Capital. He is a trustee of Northeastern University, and a member of the board of directors of Eos Energy Enterprises, Inc. (Nasdaq: EOSE). Mr. Bornstein obtained his B.S. degree from Northeastern University. AlloVir believes Mr. Bornstein’s financial and senior management expertise provide him with the qualification and skills to serve on AlloVir’s board of directors.

David Hallal has served as AlloVir’s Executive Chairman since May 2021 and previously served as AlloVir’s Chief Executive Officer and Chairman from September 2018 to May 2021. Mr. Hallal has served as Chairman, Chief Executive Officer and Co-Founder of ElevateBio LLC, which he co-founded, since December 2017. Mr. Hallal serves as the Chairman of the board of directors of Scholar Rock Holding Corp. (Nasdaq: SRRK) and iTeos Therapeutics SA (Nasdaq: ITOS), and as a member of the board of directors of Seer Biosciences, Inc.(Nasdaq: SEER). Prior to that, from June 2006 to December 2016, Mr. Hallal served in executive roles of increasing responsibility at Alexion Pharmaceuticals, Inc. (Nasdaq: ALXN), most recently serving as Chief Executive Officer and a board member. Prior to his role as CEO, Mr. Hallal served Alexion as COO and Director as well as Chief Commercial Officer and Head of Commercial Operations. Prior to Alexion, from 2004 to 2006, Mr. Hallal served as Vice President of Sales for OSI Eyetech, Inc. From 2002 to 2004, Mr. Hallal served as Head of Sales at Biogen Inc. (Nasdaq: BIIB). From 1992 to 2002, Mr. Hallal held various leadership roles at Amgen Inc (Nasdaq: AMGN). From 1988 to 1992, Mr. Hallal began his pharmaceutical career at The Upjohn Company as a sales representative. Mr. Hallal holds a B.A. in psychology from the University of New Hampshire. AlloVir believes Mr. Hallal’s experience as an executive at numerous pharmaceutical companies provides him with the qualifications and skills to serve as the Chairman of AlloVir’s board of directors.

Morana Jovan-Embiricos, Ph.D., has served on AlloVir’s board of directors since May 2019. In 2003, Dr. Jovan co-founded F2 Ventures, a biotech venture capital platform and has since served as its Managing Partner. Prior to joining F2 Ventures, Dr. Jovan was a partner at MPM Capital. Dr. Jovan currently serves on the boards of directors of Damon Runyon Cancer Center Research Foundation, Orna Therapeutics and ElevateBio and previously served on the board of directors at Cullinan Oncology (Nasdaq: CGEM) and TCR2 Therapeutics (Nasdaq: TCRR). Dr. Jovan received her Ph.D. in biophysical chemistry from the University of Cambridge and was a post-doctoral fellow at Harvard University. AlloVir believes Dr. Jovan is qualified to serve as a member of AlloVir’s board of directors because of her scientific background and experience in the venture capital industry.

Shawn Tomasello has served as a member of AlloVir’s board of directors since March 2022. Ms. Tomasello served as the Chief Commercial Officer of Kite Pharma, where she oversaw the global commercialization of Yescarta, from 2015 to 2018 including through its acquisition by Gilead for in October 2017. She was previously Chief Commercial Officer at Pharmacyclics from August 2014 until its acquisition by AbbVie in August 2015. Prior to Pharmacyclics, Ms. Tomasello served in leading commercial roles with multiple major pharmaceutical companies, including Celgene as President of the Americas Hematology and Oncology. Ms. Tomasello is a member of the board of directors of Gamida Cell Ltd (Nasdaq: GMDA) and 4D Molecular Therapeutics Inc. (Nasdaq: FDMT) and previously served as a board member of Urogen Pharma Ltd, Mesoblast, Ltd., Clementia Pharmaceuticals, Diplomat Specialty, Abeona Therapeutics, Principia Biopharma, and TCR2 Therapeutics Inc. Ms. Tomasello received her B.S. in Marketing from the University of Cincinnati and her M.B.A. from Murray State University in Kentucky. AlloVir believes Ms. Tomasello is qualified to serve as a member of AlloVir’s board of directors because of her commercial expertise and extensive experience in the life sciences industry.

Juan Vera, M.D., is AlloVir’s co-founder and served as Chief Product Development Officer of AlloVir from January 2014 to June 2020. Dr. Vera has served as a member of the board of directors of Marker Therapeutics (Nasdaq: MRKR) since October 2018 and as Chief Executive Officer since May 2023. Dr. Vera was trained as a medical surgeon, and since 2004 has held different positions at the Center for Cell and Gene Therapy at Baylor College of Medicine, first as a postdoctoral associate from 2004 to 2008, an instructor from 2009 to 2010, an Assistant Professor from 2011 to 2014 and an Associate Professor from 2015 to the present. Dr. Vera received his M.D. from the University El Bosque in Bogota, Colombia. AlloVir believes Dr. Vera’s experience performing research in the field of adoptive T cell therapy provides him with the qualification and skills to serve on AlloVir’s board of directors.

Board Meetings and Attendance

Our board of directors held seven meetings during the fiscal year ended December 31, 2024. Each of the directors attended at least 75% of the meetings of the board of directors and the committees of the board of directors on which he or she served during the fiscal year ended December 31, 2024 (in each case, which were held during the period for which he or she was a director and/or a member of the applicable committee). The Company encourages its directors to attend the Annual Meeting of Stockholders.

Committees of the Board of Directors

Our board of directors has established three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee, each of which is comprised solely of independent directors, and is described more fully below. Each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee operates pursuant to a written charter and each committee reviews and assesses the adequacy of its charter and submits its charter to the board of directors for approval. The charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are all available on our website at www.allovir.com under “Investors & Press” at “Corporate Governance.”.

Audit Committee

Jeffrey Bornstein, Morana Jovan-Embiricos, Ph.D. and Shawn Tomasello serve on the audit committee, which is chaired by Mr. Bornstein. AlloVir’s board of directors has determined that each member of the audit committee is “independent” for audit committee purposes as that term is defined in the rules of the SEC and the applicable Nasdaq rules, and each has sufficient knowledge in financial and auditing matters to serve on the audit committee. AlloVir’s board of directors has designated Mr. Bornstein as an “audit committee financial expert,” as defined under the applicable rules of the SEC. The audit committee’s responsibilities include:

•
appointing, approving the compensation of and assessing the independence of AlloVir’s independent registered public accounting firm;
•
pre-approving auditing and permissible non-audit services and the terms of such services, to be provided by AlloVir’s independent registered public accounting firm;
•
reviewing the overall audit plan with AlloVir’s independent registered public accounting firm and members of management responsible for preparing AlloVir’s financial statements;
•
reviewing and discussing with management and AlloVir’s independent registered public accounting firm AlloVir’s annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by AlloVir;
•
coordinating the oversight and reviewing the adequacy of AlloVir’s internal control over financial reporting;
•
establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;
•
recommending based upon the audit committee’s review and discussions with management and AlloVir’s independent registered public accounting firm whether AlloVir’s audited financial statements shall be included in its Annual Report on Form 10-K;
•
monitoring the integrity of AlloVir’s financial statements and AlloVir’s compliance with legal and regulatory requirements as they relate to AlloVir’s financial statements and accounting matters;
•
preparing the audit committee report required by SEC rules to be included in AlloVir’s annual proxy statement;
•
reviewing all related person transactions for potential conflict of interest situations and approving all such transactions; and
•
reviewing quarterly earnings releases.

Compensation Committee

Jeffrey Bornstein, Derek Adams, Ph.D. and Morana Jovan-Embiricos, Ph.D. serve on the compensation committee, which is chaired by Dr. Jovan-Embiricos. AlloVir’s board of directors has determined that each member of AlloVir’s compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended. The compensation committee’s responsibilities include:

•
annually reviewing and recommending to the board of directors the corporate goals and objectives relevant to the compensation of AlloVir’s Chief Executive Officer;
•
evaluating the performance of AlloVir’s Chief Executive Officer in light of such corporate goals and objectives, and based on such evaluation reviewing and recommending to the board of directors for determination the equity and non-equity compensation of AlloVir’s Chief Executive Officer;
•
reviewing and approving the compensation of AlloVir’s other executive officers;
•
reviewing and establishing AlloVir’s overall management compensation, philosophy and policy;
•
overseeing and administering AlloVir’s compensation and similar plans;
•
evaluating and assessing potential and current compensation advisors in accordance with the independence standards identified in the applicable Nasdaq rules;
•
retaining and approving the compensation of any compensation advisors;
•
reviewing and making recommendations to the board of directors about AlloVir’s policies and procedures for the grant of equity-based awards;
•
reviewing and making recommendations to the board of directors about director compensation;
•
preparing the Compensation Committee report required by SEC rules, if and when required, to be included in this Annual Report on Form 10-K or our annual proxy statement; and
•
reviewing and approving the retention, termination or compensation of any consulting firm or outside advisor to assist in the evaluation of compensation matters.

Nominating and Corporate Governance Committee

Malcolm Brenner, M.D., Ph.D., Derek Adams, Ph.D. and Shawn Tomasello serve on the nominating and corporate governance committee, which is chaired by Dr. Brenner. AlloVir’s board of directors has determined that each member of the nominating and corporate governance committee is “independent” as defined in the applicable Nasdaq rules. The nominating and corporate governance committee’s responsibilities include:

•
developing and recommending to the board of directors criteria for board of directors and committee membership;
•
establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholders;
•
identifying individuals qualified to become members of the board of directors;
•
recommending to the board of directors the persons to be nominated for election as directors and to each of the board’s committees;
•
developing and recommending to the board of directors a code of business conduct and ethics and a set of corporate governance guidelines; and
•
overseeing the evaluation of AlloVir’s board of directors and management.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2024, Jeffrey Bornstein, Derek Adams, Ph.D. and Morana Jovan-Embiricos, Ph.D. were the only members of AlloVir’s compensation committee. None of the members of AlloVir’s compensation committee is, or has at any time during the prior three years been, one of AlloVir’s officers or employees. None of AlloVir’s executive officers currently serve, or have in the past fiscal year served, as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of AlloVir’s board of directors or AlloVir’s compensation committee.

Code of Ethics and Committee Charters

AlloVir’s board of directors adopted a Code of Business Conduct and Ethics in June 2020 in connection with AlloVir’s initial public offering. The Code of Business Conduct and Ethics applies to all AlloVir directors, officers and employees, including AlloVir’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The full text of AlloVir’s Code of Business Conduct and Ethics is posted on AlloVir’s website at https://ir.allovir.com/corporate-governance. If AlloVir makes any substantive amendments to, or grant any waivers from, the Code of Business Conduct and Ethics for any officer or director, AlloVir will disclose the nature of such amendment or waiver on AlloVir’s website or in a current report on Form 8-K. The inclusion of AlloVir’s website address in this Annual Report on Form 10-K does not include or incorporate by reference the information on such website into this Annual Report on Form 10-K, and you should not consider that information a part of this Annual Report on Form 10-K.

Identifying and Evaluating Director Nominees

Our board of directors is responsible for selecting its own members. The board of directors delegates the selection and nomination process to the Nominating and Corporate Governance Committee, with the expectation that other members of the board of directors, and of management, will be requested to take part in the process as appropriate.

Generally, our Nominating and Corporate Governance Committee identifies candidates for director nominees in consultation with management, members of the Board, through the use of search firms or other advisors, through the recommendations submitted by stockholders or through such other methods as the Nominating and Corporate Governance Committee deems to be helpful to identify candidates. Once candidates have been identified, our Nominating and Corporate Governance Committee confirms that the candidates meet any the minimum qualifications for director nominees established by the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee may gather information about the candidates through interviews, detailed questionnaires, background checks or any other means that the Nominating and Corporate Governance Committee deems to be appropriate in the evaluation process. The Nominating and Corporate Governance Committee then meets as a group to discuss and evaluate the qualities and skills of each candidate, both on an individual basis and taking into account the overall composition and needs of our board of directors. In addition, the Nominating and Corporate Governance Committee and Board view diversity as a priority, considers diversity in its determinations, and seeks representation across a range of attributes. Diversity includes race, ethnicity, age, and gender and is also broadly construed to take into consideration many other factors, including industry knowledge, operational experience, scientific and academic expertise, geography, and personal backgrounds. In 2022, the Nominating and Corporate Governance Committee adopted a diversity rule under which the Committee agreed to include for the purpose of filling any vacancy, and have any search firm that it engages include, gender and racial or ethnic diverse candidates in the pool from which the Committee recommends director candidates. Based on the results of the evaluation process, the Nominating and Corporate Governance Committee recommends candidates for the board of directors’ approval as director nominees for election to the Board.

Non-Management Director Meetings

In addition to the meetings of the committees of the board of directors described above, in connection with the Board meetings, the non-management directors met five times in executive session during the fiscal year ended December 31, 2024.

Policy on Trading, Pledging and Hedging of Company Stock

Certain transactions in our securities (such as purchases and sales of publicly traded put and call options, and short sales) create a heightened compliance risk or could create the appearance of misalignment between management and stockholders. In addition, securities held in a margin account or pledged as collateral may be sold without consent if the owner fails to meet a margin call or defaults on the loan, thus creating the risk that a sale may occur at a time when an officer or director is aware of material, non-public information or otherwise is not permitted to trade in Company securities. Our insider trading policy expressly prohibits derivative transactions of our stock by our executive officers, directors, employees, consultants and designated contractors. Our insider trading policy expressly prohibits purchases of any derivative securities that provide the economic equivalent of ownership.

Insider Trading Policy

We have adopted an insider trading policy which governs transactions in our securities by the Company and its directors, officers, employees, and consultants and is designed to promote compliance with insider trading laws, rules and regulations applicable to the Company. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

Communication with the Directors of AlloVir

Any interested party with concerns about our company may report such concerns to the Board or the chairman of our Board or Nominating and Corporate Governance Committee, by submitting a written communication to the attention of such director at the following address:

c/o AlloVir, Inc.

PO Box 44, 1661 Massachusetts Avenue

Lexington, MA 02420

United States

You may submit your concern anonymously or confidentially by postal mail. You may also indicate whether you are a stockholder, supplier, or other interested party.

A copy of any such written communication may also be forwarded to the Company’s legal counsel and a copy of such communication may be retained for a reasonable period of time. The director may discuss the matter with the Company’s legal counsel, with independent advisors, with non-management directors, or with the Company’s management, or may take other action or no action as the director determines in good faith, using reasonable judgment, and applying his or her own discretion.

Communications may be forwarded to other directors if they relate to important substantive matters and include suggestions or comments that may be important for other directors to know. In general, communications relating to corporate governance and long-term corporate strategy are more likely to be forwarded than communications relating to ordinary business affairs, personal grievances, and matters as to which we receive repetitive or duplicative communications.

The Audit Committee oversees the procedures for the receipt, retention, and treatment of complaints received by the Company regarding accounting, internal accounting controls, or audit matters, and the confidential, anonymous submission by employees of concerns regarding questionable accounting, internal accounting controls or auditing matters.

Leadership Structure and Risk Oversight

Our board of directors is currently chaired by our Executive Chairman, Mr. Hallal. Our corporate governance guidelines provide that, if the Chairman of the board of directors is a member of management or does not otherwise qualify as independent, the independent directors of the board may or may not elect a lead independent director. Our corporate governance guidelines further provide the flexibility for our board of directors to modify our leadership structure in the future, as it deems appropriate.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including risks relating to our financial condition, development and commercialization activities, operations, strategic direction and intellectual property as more fully discussed under “Risk Factors” in this Annual Report on Form 10-K. Management is responsible for the day-to-day management of risks we face, while our board of directors, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, our board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

The role of the board of directors in overseeing the management of our risks is conducted primarily through committees of the board of directors, as disclosed in the descriptions of each of the committees above and in the charters of each of the committees. The full board of directors (or the appropriate board committee in the case of risks that are under the purview of a particular committee) discusses with management our major risk exposures, their potential impact on us, and the steps we take to manage them. When a board committee is responsible for evaluating and overseeing the management of a particular risk or risks, the chairman of the relevant committee reports on the discussion to the full board of directors during the committee reports portion of the next board meeting. This enables the board of directors and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships.

Delinquent Section 16(A) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on our review of Forms 3, 4 and 5, and any amendments thereto, furnished to us or written representations that no Form 5 was required, we believe that during the fiscal year ended December 31, 2024, all filing requirements applicable to our executive officers and directors under the Exchange Act were met in a timely manner except for one Form 4 for Brett Hagen that was filed on January 2, 2024, which reported a transaction on December 27, 2023.

Item 11. Executive Compensation.

AlloVir’s named executive officers for the year ended December 31, 2024 are:

•
Diana Brainard, M.D., its former Chief Executive Officer;
•
Vikas Sinha, its Chief Executive Officer, President and Chief Financial Officer;
•
Edward Miller, its General Counsel and Secretary; and
•
Brett Hagen, its Chief Accounting Officer.

2024 Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, and paid to AlloVir’s named executive officers for services rendered to AlloVir in all capacities for the fiscal years ended 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Compensation ($)(3)	All Other Compensation ($)		Total ($)
Diana Brainard (4)	2024	610,638	-		-	-	-	2,418,031	(5)	3,028,669
Former Chief Executive Officer	2023	623,432	-		2,211,125	3,209,186	-	13,200	(6)	6,056,943
Vikas Sinha (7)	2024	375,448	-		-	-	168,952	-		544,400
Chief Executive Officer, President and Chief Financial Officer	2023	373,042	-		1,047,375	1,520,252	-	-		2,940,669
Edward Miller	2024	451,352	-		-	-	180,541	13,800	(6)	645,693
General Counsel and Secretary	2023	448,458	-		581,875	844,337	-	13,200	(6)	1,887,870
Brett Hagen (9)	2024	385,320	397,191	(8)	-	-	-	13,800	(6)	796,311
Chief Accounting Officer

(1)
The amount reported represents the aggregate grant date fair value of the restricted stock units, or RSUs, awarded to the named executive officers during 2024 and 2023, calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 718. Such grant date fair value does not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the RSUs reported in this column are set forth in Note 2 to AlloVir’s audited and unaudited consolidated financial statements included in this Annual Report on Form 10-K. The amount reported in this column reflects the accounting cost for these RSU awards and does not correspond to the actual economic value that may be received by the named executive officers upon the vesting or settlement of the RSUs or any sale of the shares.
(2)
The amounts reported represent the aggregate grant date fair value of the stock options granted to such named executive officers during 2024 and 2023 as computed in accordance with FASB ASC Topic 718, not including any estimates of forfeitures related to service-based vesting conditions. The assumptions used in calculating the grant date fair value of the options reported in this column are set forth in Note 2 to AlloVir’s audited and unaudited consolidated financial statements included in this Annual Report on Form 10-K.
(3)
Amounts reported reflect the annual cash incentive bonus paid based upon achievement of certain corporate performance objectives described below under “Annual Cash Incentive Bonuses.” Such amounts for 2024 are not yet determinable at this time and have, therefore, been excluded from this table.
(4)
Effective as of December 19, 2024, the AlloVir board of directors determined that Dr. Brainard would no longer serve as AlloVir’s Chief Executive Officer. Dr. Brainard resigned as a director of AlloVir, effective as of December 19, 2024. Accordingly, her base salary has been prorated to reflect her partial year of service. Dr. Brainard received no compensation for her service as a director while she served as AlloVir’s Chief Executive Officer.
(5)
The amount reported represents $10,950 of matching contributions made by AlloVir under its 401(k) plan, $49,449 related to COBRA coverage and $2,357,632 in severance payments to Dr. Brainard in connection with her separation of employment as AlloVir’s Chief Executive Officer, pursuant to the Brainard Separation Agreement (as defined below) and the Brainard Employment Agreement (as defined below).
(6)
The amount reported represents matching contributions made by AlloVir under its 401(k) plan.
(7)
Effective as of December 19, 2024, the AlloVir board of directors appointed Mr. Sinha as AlloVir’s Chief Executive Officer. Mr. Sinha also serves as a member of AlloVir’s board of directors but does not receive any additional compensation for his service as director.
(8)
The amount reported represents retention bonuses pursuant to retention agreements AlloVir entered into with Mr. Hagen in February 2024 and May 2024.
(9)
Because Mr. Hagen was not a named executive officer prior to 2024, compensation information is not provided for 2023.

Narrative to Summary Compensation Table

Base Salaries

AlloVir uses base salaries to recognize the experience, skills, knowledge and responsibilities required of all employees, including AlloVir’s named executive officers. Base salaries are reviewed annually, typically in connection with AlloVir’s annual performance review process, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. For 2024, each of Dr. Brainard and Messrs. Sinha, Miller and Hagen were entitled to receive an annual base salary of $610,638, $375,448, $451,352 and $385,320, respectively. For 2023, each of Dr. Brainard and Messrs. Sinha and Miller were entitled to receive an annual base salary of $623,432, $373,042, and $448,458, respectively.

Annual Cash Incentive Bonuses

AlloVir’s annual bonus program is intended to reward its named executive officers for meeting individual and/or corporate performance goals for a fiscal year. In the first quarter of 2023, AlloVir’s board of directors set AlloVir’s corporate performance goals for 2023, which goals related to research and development, regulatory, finance and other general corporate goals. For 2024, each of Dr. Brainard and Messrs. Sinha, Miller and Hagen were entitled to receive a target bonus of up to 60%, 45%, 40% and 35% of base salary, respectively. For 2023, each of Dr. Brainard and Messrs. Sinha and Miller were entitled to receive a target bonus of up to 60%, 45%, and 40% of base salary, respectively. In January 2024, AlloVir’s compensation committee determined that AlloVir had not achieved its corporate goals for 2023 and, as a result, AlloVir’s named executive officers did not earn any bonus under AlloVir’s annual bonus program.

Equity-Based Compensation

Although AlloVir does not have a formal policy with respect to the grant of equity incentive awards to its named executive officers, AlloVir believes that equity grants provide its named executive officers with a strong link to AlloVir’s long-term performance, create an ownership culture and help to align the interests of AlloVir’s named executive officers and stockholders. In addition, AlloVir believes that equity grants with a time-based vesting feature promote executive retention because this feature incentivizes its named executive officers to remain in AlloVir’s employment during the vesting period. AlloVir’s board of directors intends to periodically review the equity incentive compensation of AlloVir’s named executive officers and from time to time may grant equity incentive awards to them in the form of stock options and RSUs.

Employment Arrangements with Named Executive Officers

Diana Brainard

On March 17, 2021, AlloVir and Diana Brainard entered into an Executive Employment Agreement (the “Brainard Employment Agreement”), providing for an initial annual base salary of $584,000 and an annual target bonus opportunity of 60% of Dr. Brainard’s then current base salary. Dr. Brainard was granted a sign-on award of 1,304 RSUs that was vested immediately upon grant in addition to initial awards of 7,391 RSUs and an option to purchase 21,739 shares of common stock under the 2020 plan, which vest as indicated

below in the Outstanding Equity Awards at 2024 Fiscal Year End table. All unvested equity shall immediately vest upon a Sale Event (as described in the 2020 plan). Dr. Brainard is also entitled to certain relocation benefits, including reimbursement of (i) real estate commissions paid in connection with the sale of her former home in the Bay Area up to $250,000, (ii) twelve months of temporary housing (up to $180,000) and (iii) reimbursement of costs relating to moving household good and reasonable travel expenses.

Pursuant to the Brainard Employment Agreement, if Dr. Brainard’s employment (i) is terminated without Cause (as defined in the Brainard Employment Agreement) or (ii) if she terminates her employment for Good Reason (as defined in the Brainard Employment Agreement), then Dr. Brainard shall be entitled to (i) a lump sum payment equal to 36 months (the “Brainard severance period”), of her then current base salary, (ii) a lump sum payment equal to her target annual bonus, (iii) provided Dr. Brainard timely elects to continue health coverage under COBRA reimbursement for any monthly COBRA premium payments made by Dr. Brainard during the Brainard severance period and (iv) the immediate vesting of any non-vested equity-related instruments.

Payment by AlloVir of the foregoing severance amounts is contingent upon (i) Dr. Brainard executing a general release agreement in favor of AlloVir, containing reasonable and customary provisions including, at AlloVir’s option, a one-year post-employment noncompetition covenant, and (ii) such release becoming effective within 60 days following Dr. Brainard’s termination.

Pursuant to the Brainard Employment Agreement, in the event of Dr. Brainard’s death or Disability (as defined in the Brainard Employment Agreement), any unvested stock options or other equity award held by her will be accelerated in an amount equal to 25% plus 5% for each year of service to AlloVir of the number of shares subject to the option or unvested award.

Pursuant to the Brainard Employment Agreement, if any payments or benefits provided to Dr. Brainard constitute “parachute payments” within the meaning of Section 280G of the Code, and any such payments are subject to the excise tax imposed by Section 4999 of the Code, Dr. Brainard’s payments shall be payable either (i) in full or (ii) reduced to such lesser amount that results in no portion of such payments being subject to the excise tax, whichever results in the greater after-tax benefit to Dr. Brainard.

Effective December 19, 2024, the AlloVir board of directors determined that Dr. Brainard would no longer serve as AlloVir’s Chief Executive Officer. In connection with Dr. Brainard’s separation, AlloVir and Dr. Brainard entered into a Separation Agreement and Release (the “Brainard Separation Agreement”). Pursuant to the terms of the Brainard Separation Agreement and to the terms of the Brainard Employment Agreement, AlloVir provided certain benefits to Dr. Brainard, including the following: (i) a lump sum in cash in an amount equal to 36 months of Dr. Brainard’s current base salary, (ii) a lump sum in cash in an amount equal to 100% of Dr. Brainard’s target bonus for the current year, (iii) a lump sum payment of the retention bonus of $100,000 described below, (iv) reimbursement for any monthly COBRA premium payments for up to 18 months, and (v) acceleration of vesting of any unvested equity awards (comprising of 16,153 shares (after giving effect to the reverse stock split) of AlloVir restricted stock units). In order to receive the foregoing benefits, Dr. Brainard executed a general release in favor of AlloVir.

Vikas Sinha

On October 2, 2019, AlloVir and Vikas Sinha entered into an Amended and Restated Employment Agreement (the “2019 Sinha Employment Agreement”), which provided for an initial annual base salary of $400,000 and an annual target bonus opportunity of 40% of Mr. Sinha’s then current base salary. The 2019 Sinha Employment Agreement additionally provides that, notwithstanding the terms of any equity agreements or plans pursuant to which Mr. Sinha is granted equity in AlloVir, all unvested equity shall vest upon the close of a Sale Event (as defined in the 2020 plan). In connection with the 2019 Sinha Employment agreement, AlloVir and Mr. Sinha also entered into a restrictive covenants agreement (attached as Exhibit A to the 2019 Sinha Employment Agreement) (the “Restricted Covenants Agreement”), and in consideration for which Mr. Sinha received a one-time cash payment of $5,000.

Pursuant to the 2019 Sinha Employment Agreement, if Mr. Sinha’s employment (i) is terminated without Cause (as defined in the 2019 Sinha Employment Agreement) or (ii) if he terminates his employment for Good Reason (as defined in the 2019 Sinha Employment Agreement), then Mr. Sinha shall be entitled to (i) a lump sum payment equal to 24 months (the “Sinha severance period”), of his then current base salary, (ii) a lump sum payment equal to his target annual bonus (together with the lump sum payment described in (i) above, the Sinha Severance Amount), provided that notwithstanding the foregoing, in the event Mr. Sinha is entitled to any payments pursuant to the Restrictive Covenants Agreement, the Sinha Severance Amount shall be reduced by the amount Mr. Sinha is paid pursuant to the Restrictive Covenants Agreement, (iii) provided Mr. Sinha timely elects to continue health coverage under COBRA, reimbursement for any monthly COBRA premium payments made by Mr. Sinha, until the earlier of (a) the expiration of the Sinha severance period, (b) Mr. Sinha’s eligibility for group medical plan benefits under any other employer’s group medical plan, or (c) the cessation of Mr. Sinha’s continuation rights under COBRA, and (iv) the immediate vesting of any non-vested equity-related instruments.

Payment by AlloVir of the foregoing severance amounts is contingent upon Mr. Sinha’s executing a separation and release agreement in a form and manner satisfactory to AlloVir, which shall include, without limitation, (i) a general release of claims against AlloVir and all related persons and entities, a reaffirmation of all of Mr. Sinha’s Continuing Obligations (as defined in the 2019 Sinha Employment Agreement), and, in AlloVir’s sole discretion, a one-year post-employment non-competition restriction in a form substantially similar to the Non-Competition Restriction (as defined in the Restrictive Covenants Agreement) and (ii) such separation and release becoming irrevocable within 60 days following Mr. Sinha’s termination.

Pursuant to the 2019 Sinha Employment Agreement, in the event of Mr. Sinha’s death or Disability (as defined in the 2019 Sinha Employment Agreement), any unvested stock options held by him will be accelerated in an amount equal to 25% plus 5% for each year of service to AlloVir of the number of shares subject to the option.

Pursuant to the 2019 Sinha Employment Agreement, if any payments or benefits provided to Mr. Sinha constitute “parachute payments” within the meaning of Section 280G of the Code, and any such payments are subject to the excise tax imposed by Section 4999 of the Code, Mr. Sinha’s payments shall be payable either (i) in full or (ii) reduced to such lesser amount that results in no portion of such payments being subject to the excise tax, whichever results in the greater after-tax benefit to Mr. Sinha.

Edward Miller

Effective March 21, 2019, AlloVir and Edward Miller entered into an Amended and Restated Employment Agreement (the “Miller Employment Agreement”), which provided for an initial annual base salary of $320,000 and an annual target bonus opportunity of 35% of Mr. Miller’s then current base salary. All unvested equity shall immediately vest upon a Sale Event (as described in the 2020 plan).

Pursuant to the Miller Employment Agreement, if Mr. Miller’s employment (i) is terminated without Cause (as defined in the Miller Employment Agreement) or (ii) if he terminates his employment for Good Reason (as defined in the Miller Employment Agreement), then Mr. Miller shall be entitled to (i) a lump sum payment equal to 12 months(the “Miller severance period”), of his then current base salary, (ii) a lump sum payment equal to his target annual bonus, (iii) provided Mr. Miller timely elects to continue health coverage under COBRA reimbursement for any monthly COBRA premium payments made by Mr. Miller during the Miller severance period and (iv) the immediate vesting of any non-vested equity-related instruments.

Payment by AlloVir of the foregoing severance amounts is contingent upon (i) Mr. Miller’s executing a general release agreement in favor of AlloVir, which shall contain reasonable and customary provisions, but shall not contain any post-employment restrictive covenants, and (ii) such release becoming effective within 60 days following Mr. Miller’s termination. Pursuant to the Miller Employment Agreement, if any payments or benefits provided to Mr. Miller constitute “parachute payments” within the meaning of Section 280G of the Code, and any such payments are subject to the excise tax imposed by Section 4999 of the Code, Mr. Miller payments shall be payable either (i) in full or (ii) reduced to such lesser amount that results in no portion of such payments being subject to the excise tax, whichever results in the greater after-tax benefit to Mr. Miller.

Brett Hagen

Mr. Hagen is eligible to participate in AlloVir’s Executive Severance and Change of Control Policy (the “severance policy”), pursuant to which, if (a) Mr. Hagen’s employment is terminated by AlloVir without Cause (as defined in the severance policy) or (b) he terminates his employment for Good Reason (as defined in the severance policy), in either case, within the period beginning three months prior to and ending 12 months following a Change of Control (as defined in the severance policy), then Mr. Hagen shall be entitled to (i) base salary payments for 12 months (the “Hagen severance period”), provided that in the event Mr. Hagen is entitled to any payments under a restrictive covenant agreement with AlloVir, the base salary payments received in any calendar year will be reduced by the amount he is paid in the same calendar year pursuant to the restrictive covenant agreement, (ii) a lump-sum payment equal to his target annual bonus, provided that this payment shall be reduced by the amount of any amount he is paid in the same calendar year pursuant to any restrictive covenant agreement with AlloVir, (iii) provided Mr. Hagen timely elects to continue health coverage under COBRA, reimbursement for any monthly COBRA premium payments made by Mr. Hagen until the earlier of, (A) the end of the Hagen severance period, and (B) the date Mr. Hagen or his spouse becomes eligible for health benefits through another employer or he otherwise becomes ineligible for COBRA, and (iv) the immediate vesting of any unvested and earned equity awards.

Payment by AlloVir of the foregoing severance amounts is contingent upon (a) Mr. Hagen executing a general release agreement in favor of AlloVir, which shall contain reasonable and customary provisions, (b) such release becoming irrevocable within the time frame set forth in the release agreement (but in no event more than 60 days following Mr. Hagen’s termination) and (c) continued compliance with post-termination restrictive covenants. Pursuant to the severance policy, if any payments or benefits provided to Mr. Hagen constitute “parachute payments” within the meaning of Section 280G of the Code, and any such payments are subject to the excise tax imposed by Section 4999 of the Code, Mr. Hagen’s payments shall be payable either (i) in full or (ii) reduced to such lesser amount that results in no portion of such payments being subject to the excise tax, whichever results in the greater after-tax benefit to Mr. Hagen.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards held by each of the named executive officers as of December 31, 2024.

All equity awards set forth in the table below were granted under the 2020 plan.

			Option awards				Stock awards
Name	Grant date		Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(1)
Diana Brainard (5)	2/2/23	(2)	26,847	-	152.95	2/2/33
	2/2/23	(3)					-	-
	8/16/22	(3)					-	-
	7/1/22	(2)	3,885	-	94.99	7/1/32
	7/1/22	(3)					-	-
	1/18/22	(2)	25,434	-	210.45	1/18/32
	1/18/22	(3)					-	-
	5/17/21	(2)	21,739	-	546.02	5/17/31
	5/17/21	(3)					-	-
	7/29/20	(4)	1,956	-	391.00	7/29/30
Vikas Sinha	2/2/23	(2)	5,563	7,153	152.95	2/2/33
	2/2/23	(3)					3,851	37,209
	8/16/22	(3)					1,902	18,373
	7/1/22	(2)	1,335	1,038	94.99	7/1/32
	7/1/22	(3)					559	5,400
	1/18/22	(2)	3,561	1,619	210.45	1/18/32
	1/18/22	(3)					663	6,405
	1/19/21	(2)	4,451	296	969.45	1/19/31
	1/19/21	(3)					159	1,536
	7/29/20	(2)	18,995	-	391.00	7/29/30
Edward Miller	2/2/23	(2)	3,091	3,974	152.95	2/2/33
	2/2/23	(3)					2,139	20,663
	8/16/22	(3)					285	2,573
	7/1/22	(2)	635	494	94.99	7/1/32
	7/1/22	(3)					266	2,570
	1/18/22	(2)	1,696	771	210.45	1/18/32
	1/18/22	(3)					316	3,053
	1/19/21	(2)	2,119	141	969.45	1/19/31
	1/19/21	(3)					76	734
	7/29/20	(2)	8,721	-	391.00	7/29/30
Brett Hagen	2/2/23	(2)	2,163	2,781	152.95	2/2/33
	2/2/23	(3)					1,498	14,471
	8/16/22	(3)					380	3,671
	7/1/22	(2)	476	370	94.99	7/1/32
	7/1/22	(3)					199	1,922
	1/18/22	(2)	1,272	578	210.45	1/18/32
	1/18/22	(3)					237	2,289
	1/19/21	(2)	1,324	88	969.45	1/19/31
	1/19/21	(3)					47	454
	7/29/20	(2)	1,886	-	391.00	7/29/30

(1)
The market value of the shares or units that have not vested is calculated based on the number of unvested shares or units at December 31, 2024, and the closing market price of AlloVir’s stock on December 31, 2024, the last business day of the fiscal year, of $9.66 per share (after giving effect to the reverse stock split).
(2)
This option vests over a four-year period, with 25% vesting on the first anniversary of the grant date and the remainder vesting in quarterly installments thereafter, subject to continued service.
(3)
These RSUs vest over a four-year period, with 25% vesting on the first anniversary of the grant date and the remainder vesting in quarterly installments thereafter, subject to continued service.
(4)
Dr. Brainard received these options for her service as a director prior to her service as Chief Executive Officer, after which she no longer received any additional compensation for her service as director. These options vest over a three-year period in equal quarterly installments, subject to continued service.
(5)
Effective as of December 19, 2024, the AlloVir board of directors determined that Dr. Brainard would no longer serve as AlloVir’s Chief Executive Officer. Dr. Brainard resigned as a director of AlloVir, effective as of December 19, 2024. In connection with her separation as AlloVir’s Chief Executive Officer, and pursuant to the Brainard Separation Agreement and Brainard Employment Agreement, any unvested equity awards held by her were fully accelerated.

Equity Grant Timing

The AlloVir compensation committee has generally granted equity awards on an annual basis. In addition, eligible employees, including the AlloVir NEOs, may voluntarily enroll in AlloVir’s Employee Stock Purchase Plan and receive an option to purchase shares at a discount using payroll deductions accumulated during the prior six months, with purchase dates occurring in June and December. During 2024, the AlloVir compensation committee did not take into account any material nonpublic information when determining the timing and terms of equity incentive awards, and AlloVir did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. During 2024, AlloVir did not grant stock options to the AlloVir NEOs during any period beginning four business days before and ending one business day after the filing or furnishing of a Form 10-Q, 10-K or 8-K that discloses material nonpublic information.

Separation Agreement

Effective December 19, 2024, the AlloVir board of directors determined that Dr. Brainard would no longer serve as AlloVir’s Chief Executive Officer. In connection with Dr. Brainard’s separation, AlloVir and Dr. Brainard entered into the Brainard Separation Agreement. Pursuant to the terms of the Brainard Separation Agreement and to the terms of the Brainard Employment Agreement, AlloVir provided certain benefits to Dr. Brainard, including the following: (i) a lump sum in cash in an amount equal to 36 months of Dr. Brainard’s current base salary, (ii) a lump sum in cash in an amount equal to 100% of Dr. Brainard’s target bonus for the current year, (iii) a lump sum payment of the retention bonus of $100,000 described below, (iv) reimbursement for any monthly COBRA premium payments for up to 18 months, and (v) acceleration of vesting of any unvested equity awards (comprising of 16,153 shares (after giving effect to the reverse stock split) of AlloVir restricted stock units). In order to receive the foregoing benefits, Dr. Brainard executed a general release in favor of AlloVir.

Retention Arrangements

Retention Agreements

AlloVir entered into retention agreements with Mr. Hagen in February 2024 and May 2024, pursuant to which Mr. Hagen received retention bonuses equal to $101,720, $50,680 and $193,752, subject to Mr. Hagen’s continued employment through September 30, 2024. AlloVir entered into an additional retention agreement with Mr. Hagen in September 2024, pursuant to which Mr. Hagen is entitled to a monthly cash payment of $16,953 commencing October 1, 2024 until the later of (a) March 31, 2025, and (b) the consummation of the merger, subject to Mr. Hagen’s continued employment through such date, provided, that if Mr. Hagen is terminated without cause prior to such date, Mr. Hagen is nonetheless entitled to such monthly payments through such date. If Mr. Hagen’s employment continues beyond March 31, 2025, the monthly payment will continue at a rate of $16,953 per month or such higher amount as agreed by AlloVir.

Retention Bonuses

On April 11, 2024, the compensation committee of the AlloVir board of directors approved cash retention bonuses payable to certain of AlloVir’s employees and executive officers and recommended that the AlloVir board of directors approve cash retention bonuses payable to certain of AlloVir’s executive officers, subject to their continued employment through the consummation of the merger. The AlloVir board of directors approved the compensation committee’s recommendation on May 31, 2024. Vikas Sinha and Edward Miller are each eligible to receive a retention bonus equal to $100,000 and Brett Hagen is eligible to receive a retention bonus equal to $34,000.

Pursuant to the Brainard Separation Agreement, Dr. Brainard received the $100,000 retention bonus payment in a lump sum upon her separation as AlloVir’s Chief Executive Officer, effective December 19, 2024.

Employee Benefit Plans

401(k) Plan

AlloVir maintains a defined contribution employee retirement plan for its employees, including AlloVir’s named executive officers. The plan is intended to qualify as a tax-qualified 401(k) plan so that contributions to the 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan (except in the case of contributions under the 401(k) plan designated as Roth contributions). Under the 401(k) plan, each employee is fully vested in his or her deferred salary contributions and any qualified nonelective contributions made by AlloVir. Employee contributions are held and invested by the plan’s trustee as directed by participants. The 401(k) plan provides AlloVir with the discretion to match employee contributions.

Rule 10b5-1 Sales Plans

AlloVir’s directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of AlloVir’s common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction from the director or officer. The director or officer may amend or terminate the plan in some circumstances. AlloVir’s directors and executive officers may also buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.

Health and Welfare Benefits

All of AlloVir’s full-time employees, including its executive officers, are eligible to participate in certain medical, disability and life insurance benefit programs offered by AlloVir. AlloVir pays the premiums for term life insurance and disability for all employees, including executive officers. AlloVir does not sponsor any qualified or non-qualified defined benefit plans for any of its employees or executives.

Compensation Risk Assessment

AlloVir believes that its executive compensation program does not encourage excessive or unnecessary risk taking. This is primarily due to the fact that AlloVir’s compensation programs are designed to encourage AlloVir’s executive officers and other employees to remain focused on both short-term and long-term strategic goals, in particular in connection with AlloVir’s pay-for-performance compensation philosophy. As a result, AlloVir does not believe that AlloVir’s compensation programs are reasonably likely to have a material adverse effect on it.

ALLOVIR DIRECTOR COMPENSATION

The following table sets forth the total compensation paid to AlloVir’s non-employee directors during the year ended December 31, 2024. Diana Brainard, AlloVir’s former Chief Executive Officer, and Vikas Sinha, AlloVir’s Chief Executive Officer, President and Chief Financial Officer, received no compensation for their service as directors, and, consequently, are not included in this table. The compensation received by Dr. Brainard and Mr. Sinha during the year ended December 31, 2024 is presented in “AlloVir Executive Compensation-Summary Compensation Table” above.

2024 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Derek Adams, Ph.D.(2)	52,500	27,027			79,527
Jeffrey S. Bornstein(3)	67,500	27,027			94,527
Malcolm Brenner, M.D., Ph.D.(3)	50,000	27,027			77,027
David Hallal(4)	200,000	27,027			227,027
Morana Jovan-Embiricos, Ph.D.(3)	65,000	27,027			92,027
Shawn Tomasello(3)	55,000	27,027			82,027
Juan Vera(3)	40,000	27,027			67,027

(1)
The amounts reported represent the aggregate grant date fair value of RSUs granted to the directors during 2024, calculated in accordance with ASC, Topic 718. Such grant date fair value does not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the RSUs reported in this column are set forth in Note 2 to AlloVir’s audited financial statements included in this Annual Report on Form 10-K. The amount reported in this column reflects the accounting cost for these RSU awards and does not correspond to the actual economic value that may be received by the directors upon the vesting or settlement of the RSUs or any sale of the shares.
(2)
As of December 31, 2024, this director held 1,521 shares subject to stock awards and 1,956 outstanding option awards.
(3)
As of December 31, 2024, this director held 1,521 shares subject to stock awards and 3,151 outstanding option awards.
(4)
As of December 31, 2024, this director held 1,921 shares subject to stock awards and 61,910 outstanding option awards.

Non-Employee Director Compensation Policy

In connection with AlloVir’s initial public offering, AlloVir’s board of directors adopted a non-employee director compensation policy that is designed to provide a total compensation package that enables AlloVir to attract and retain, on a long-term basis, high caliber non-employee directors. Under the policy, as amended in May 2023, in 2023 all non-employee directors were paid cash compensation, as set forth below:

Annual Retainer ($)
Board of Directors:
All non-employee members	40,000
Chairman	160,000
Audit Committee:
Chairman	20,000
Non-Chairman members	10,000
Compensation Committee:
Chairman	15,000
Non-Chairman members	7,500
Nominating and Corporate Governance Committee:
Chairman	10,000
Non-Chairman members	5,000

Under the policy, upon initial election or appointment to AlloVir’s board of directors, new non-employee directors will receive a one-time stock option grant to purchase 1,956 shares of AlloVir’s common stock, which will vest in equal quarterly installments over three years. In each subsequent year of a non-employee director’s tenure, the director will receive an annual equity grant of 1,521 restricted stock units, which vests in full upon the earlier to occur of the first anniversary of the grant date or the date of the next annual meeting of stockholders. The exercise price of the initial option awards will equal the fair market value of AlloVir’s common stock, as measured by reference to market quotations on Nasdaq, as of the grant date. Vesting of any equity award will cease if a director resigns from AlloVir’s board of directors or otherwise ceases to serve as a director, unless AlloVir’s board of directors determines that circumstances warrant continuation of vesting.

In addition, each non-employee director is paid an annual retainer for their services on AlloVir’s board of directors and, if applicable, for serving on committees of AlloVir’s board of directors, in each case, as set forth in the table above. Such cash retainers are paid quarterly, and may be pro-rated based on the number of actual days served by the director during such calendar quarter.

Compensation Recovery Policy

In accordance with the requirements of the SEC and Nasdaq listing rules, the compensation committee has adopted a compensation recovery policy, or clawback policy, adopted as of October 26, 2023. The clawback policy provides that in the event we are required to prepare a restatement of financial statements due to material noncompliance with any financial reporting requirement under securities laws, we will seek to recover any incentive-based compensation that was based upon the attainment of a financial reporting measure and that was received by any current or former executive officer during the three-year period preceding the date that the restatement was required if such compensation exceeds the amount that the executive officers would have received based on the restated financial statements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, to the extent known by AlloVir or ascertainable from public filings, with respect to the beneficial ownership of AlloVir common stock as of February 28, 2025 by:

•
each of AlloVir’s directors;
•
each of AlloVir’s named executive officers;
•
all of AlloVir’s directors and executive officers as a group; and
•
each person, or group of affiliated persons, who is known by AlloVir to beneficially own greater than 5% of AlloVir’s common stock.

The column entitled “Percentage of Shares Beneficially Owned” is based on a total of 5,043,357 shares of AlloVir common stock outstanding as of February 28, 2025.

Beneficial ownership is determined by the rules of the SEC and includes voting or investment power with respect to AlloVir common stock. Shares of AlloVir common stock subject to options that are currently exercisable or are exercisable within 60 days after February 28, 2025 and restricted stock units (“RSUs”), that will be vested within 60 days after February 28, 2025 are considered to be outstanding for purposes of computing the percentage ownership of the persons holding these options and RSUs, but are not to be considered outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address for each person listed below is c/o AlloVir, Inc., PO Box 44, 1661 Massachusetts Avenue, Lexington, MA 02420.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
ElevateBio LLC(1)	724,989	14.38%
Gilead Sciences, Inc.(2)	723,273	14.34%
EcoR1 Capital, LLC (3)	408,688	8.10%
Entities affiliated with F2(4)	427,308	8.47%
Invus Public Equities, L.P.(5)	286,833	5.69%
Octagon Capital Advisors LP(6)	487,043	9.66%
Named Executive Officers and Directors:
Diana Brainard(7)	111,310	2.17%
Edward Miller(8)	36,362	*
Vikas Sinha(9)	804,231	15.83%
Derek Adams(10)	2,502	*
Jeffrey S. Bornstein(11)	6,421	*
Malcolm Brenner(12)	13,105	*
David Hallal(13)	915,934	17.94%
Morana Jovan-Embiricos(14)	1,158,284	22.95%
Shawn Tomasello(15)	4,185	*
Juan Vera(16)	106,409	2.11%
Brett Hagen(17)	8,760	*
All Current Executive Officers and Directors as a group (10 persons)(18)	1,606,215	30.99%

* Represents holdings of less than 1%.

(1)
This information is based on the Schedule 13D/A filed with the Securities and Exchange Commission by ElevateBio LLC on August 5, 2022. The mailing address of ElevateBio LLC is 200 Smith Street, Waltham, MA 02451. David Hallal, Vikas Sinha and Morana Jovan-Embiricos are directors of ElevateBio LLC.
(2)
Based on the Schedule 13G/A filed with the Securities and Exchange Commission by Gilead Sciences, Inc. on February 13, 2024. The mailing address of Gilead Sciences, Inc. is 333 Lakeside Drive, Foster City, CA 94404.
(3)
Based on the Schedule 13G filed with the Securities and Exchange Commission by EcoR1 Capital, LLC on February 14, 2025. The mailing address of EcoR1 Capital, LLC is 357 Tehama Street #3, San Francisco, CA 94103.
(4)
Based on the Schedule 13D filed with the Securities and Exchange Commission by entities affiliated with F2 on August 5, 2022, including (a) 29,046 shares of common stock held by F2 TPO Investment, LLC, (b) 89,560 shares of common stock held by F2 MG Limited, (c) 88,634 shares of common stock held by F2 MC, LLC, (d) 182,342 shares of common stock held by F2 Capital I 2020 LLC and (e) 37,725 shares of common stock held by F2 Bioscience AV 2022 LLC. The mailing address for F2 MG Limited is PO Box 3175, Road Town, Tortola, BVA, with correspondence address at c/o LJ Fiduciary, 8 Rue Saint-Leger, CH 1205, Geneva, Switzerland.
(5)
Based on the Schedule 13G/A filed with the Securities and Exchange Commission by Invus Public Equities, L.P. on August 2, 2024. Invus Public Equities directly held 286,833 shares. Invus PE Advisors, as the general partner of Invus Public Equities, controls Invus Public Equities and, accordingly, may be deemed to beneficially own the shares held by Invus Public Equities. sInvus Global Management, as the managing member of Invus PE Advisors, controls Invus PE Advisors and, accordingly, may be deemed to beneficially own the shares that Invus PE Advisors may be deemed to beneficially own. Siren, as the managing member of Invus Global Management, controls Invus Global Management and, accordingly, may be deemed to beneficially own the shares that Invus Global Management may be deemed to beneficially own. The mailing address of Invus Public Equities, L.P. is 750 Lexington Avenue, 30th Floor, New York, NY 10022.
(6)
Based on the Schedule 13G filed with the Securities and Exchange Commission by Octagon Capital Advisors LP (“Octagon”), Octagon Investments Master Fund LP (“Master Fund”), and Ting Jia on October 11, 2024. Octagon is the investment advisor to the Master Fund. Mr. Jia, as the managing member of Octagon, controls Octagon. By virtue of these relationships each of Octagon and Mr. Jia may be deemed to beneficially own the shares held by the Master Fund. The Master Fund holds the shares for the benefit of its investors. The Master Fund and Octagon, for the benefit of its investors, have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares. The mailing address of each of Octagon Capital Advisors, Master Fund and Mr. Jia is 654 Madison Avenue, 21st Floor, New York, NY 10065.
(7)
Consists of (a) 31,450 shares of common stock held by Diana Brainard, M.D., and (b) 79,860 shares of common stock underlying options that are exercisable within 60 days of February 28, 2025.
(8)
Consists of (a) 3,904 shares of common stock held by Edward Miller, (b) 101 restricted stock units vesting within 60 days of February 28, 2025, (c) 17,299 shares of common stock underlying options held by Edward Miller that are exercisable within 60 days of February 28, 2025 and (d) 15,058 shares of common stock held by The Miller Family 2019 Irrevocable Dynasty Trust. Mr. Miller is a trustee of the previously listed trust and may be deemed to beneficially own these securities.
(9)
Consists of (a) 43,084 shares of common stock held by Vikas Sinha, (b) 212 restricted stock units vesting within 60 days of February 28, 2025, (c) 35,946 shares of common stock underlying options held by Vikas Sinha that are exercisable within 60 days of February 28, 2025 and (d) 724,989 shares of common stock held by ElevateBio LLC. Mr. Sinha is a director and the Chief Financial Officer of ElevateBio LLC. Mr. Sinha, David Hallal and Morana Jovan-Embiricos, Ph.D., members of the board of directors of ElevateBio LLC, may be deemed to have shared voting and investment power over the shares of common stock held of record by ElevateBio LLC. Such persons disclaim beneficial ownership of all shares of common stock held by ElevateBio LLC except to the extent of any indirect pecuniary interests therein.
(10)
Consists of (a) 1,522 shares of common stock held by Derek Adams and (b) 980 shares of common stock underlying options that are exercisable within 60 days of February 28, 2025.
(11)
Consists of (a) 3,270 shares of common stock held by Jeffrey Bornstein, and (b) 3,151 shares of common stock underlying options that are exercisable within 60 days of February 28, 2025.
(12)
Consists of (a) 2,836 shares of common stock held by Malcolm Brenner, M.D., Ph.D., (b) 7,118 shares of common stock held by The Malcolm and Cliona Brenner Revocable Trust, of which Dr. Brenner is a trustee and settlor, and (c) 3,151 shares of common stock underlying options held by Malcolm Brenner, M.D., Ph.D. that are exercisable within 60 days of February 28, 2025. Dr. Brenner disclaims beneficial ownership of the securities held by The Malcolm and Cliona Brenner Revocable Trust except to the extent of his pecuniary interest therein.
(13)
Consists of (a) 91,683 shares of common stock held by David Hallal, (b) 61,910 shares of common stock underlying options held by David Hallal that are exercisable within 60 days of February 28, 2025, (c) 31,346 shares of common stock held by The Hallal Family Irrevocable Trust 2012, (d) 6,006 shares of common stock held by Terrie A. Hallal Family Irrevocable Trust 2012 and (fe) 724,989 shares of common stock held by ElevateBio LLC. Mr. Hallal is a trustee of the previously listed trusts and may be deemed to beneficially own these securities. Mr. Hallal is the Chairman and Chief Executive Officer of ElevateBio LLC. Mr. Hallal, Vikas Sinha and Morana Jovan-Embiricos, Ph.D., members of the board of directors of ElevateBio LLC, may be deemed to have shared voting and investment power over the shares of common stock held of record by ElevateBio LLC. Such persons disclaim beneficial ownership of all shares of common stock held by ElevateBio LLC except to the extent of any indirect pecuniary interests therein.
(14)
Consists of (a) 2,837 shares of common stock held by Morana Jovan-Embiricos, Ph.D., (b) 3,151 shares of common stock underlying options held by Morana Jovan-Embiricos, Ph.D. that are exercisable within 60 days of February 28, 2025, (c) 29,046 shares of common stock held by F2 TPO Investment, LLC, (d) 89,560 shares of common stock held by F2 MG Ltd., (e) 88,634 shares of common stock held by F2 MC, LLC, (f) 182,342 shares of common stock held by F2 Capital I 2020 LLC, and (g) 37,725 shares of common stock held by F2 Bioscience AV 2022 LLC and (h) 724,989 shares of common stock held by ElevateBio LLC. Dr. Jovan-Embiricos is a director of ElevateBio LLC. Dr. Jovan-Embiricos, David Hallal and Vikas Sinha, members of the board of directors of ElevateBio LLC, may be deemed to have shared voting and investment power over the shares of common stock held of record by ElevateBio LLC. Such persons disclaim beneficial ownership of all shares of common stock held by ElevateBio LLC except to the extent of any indirect pecuniary interests therein. The mailing address for F2-TPO Investment, LLC, F2 MC, LLC and F2 Capital I 2020 LLC is c/o Singer McKeon, Inc., 8 West 28th Street, Suite 1001, New York, NY 10018. The mailing address for F2 MG Ltd. is PO Box 3175, Road Town, Tortola, BVA, with correspondence address at c/o LJ Fiduciary, 8 Rue Saint-Leger, CH 1205, Geneva, Switzerland. Morana Jovan-Embiricos, Ph.D. is a member of AlloVir’s board of directors and is the founding director of Globeways Holdings Limited, which is the appointed manager of each F2 MG Ltd., F2-TPO Investments, LLC, F2 MC, LLC and F2 Capital I 2020 LLC and makes investment decisions on behalf of such entities with respect to shares of common stock held by such entities. Morana Jovan-Embiricos, Ph.D. expressly disclaims beneficial ownership of the securities held by F2 MG Ltd., F2-TPO Investments, LLC, F2 MC, LLC and F2 Capital I 2020 LLC.
(15)
Consists of (a) 1,522 shares of common stock held by Shawn Tomasello and (b) 2,663 shares of common stock underlying options that are exercisable within 60 days of February 28, 2025.

(16)
Consists of (a) 103,258 shares of common stock, and (b) 3,151 shares of common stock underlying options that are exercisable within 60 days of February 28, 2025.
(17)
Consists of (a) 827 shares of common stock, (b) 75 restricted stock units vesting within 60 days of February 28, 2025 and (c) 7,858 shares of common stock underlying options that are exercisable within 60 days of February 28, 2025, held by Brett Hagen.
(18)
See notes (8) through (17) above.

EQUITY COMPENSATION PLAN INFORMATION

The following table presents aggregate summary information as of December 31, 2024, regarding the common stock that may be issued upon the exercise of options and settlement of RSUs and other rights under all of AlloVir’s existing equity compensation plans:

	Column (A)	Column (B)	Column (C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Stock Units and Other Rights	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders (1)	289,709	$359.09	726,419	(2)
Equity Compensation Plans Not Approved by Stockholders	-	$-	-

Total	289,709	$359.09	726,419	(3)

(1)
These plans consist of AlloVir’s 2018 Stock Incentive Plan (the “2018 plan”), the 2020 plan, and AlloVir’s 2020 Employee Stock Purchase Plan (the “ESPP”).
(2)
As of December 31, 2024, (i) 657,495 shares remained available for future issuance under the 2020 plan and (ii) 68,924 shares remained available for future issuance under the ESPP. No shares remained available for future issuance under the 2018 plan as of December 31, 2024. The 2020 plan has an evergreen provision that allows for an annual increase in the number of shares available for issuance under the 2020 plan to be added on the first day of each fiscal year, starting with fiscal year 2021, in an amount equal to 5% of the number of shares of AlloVir’s common stock outstanding on the immediately preceding December 31 or such lesser amount determined by AlloVir’s board of directors or the compensation committee of AlloVir’s board of directors. The ESPP has an evergreen provision that allows for an annual increase in the number of shares available for issuance under the ESPP to be added on the first day of each fiscal year, starting in fiscal year 2021, in an amount equal to the least of 1% of the total number of shares of AlloVir’s common stock outstanding on the immediately preceding December 31, 53,161 shares of AlloVir’s common stock, or such lesser amount determined by AlloVir’s board of directors or the compensation committee of AlloVir’s board of directors.
(3)
This amount excludes 252,032 shares of common stock that became issuable under the 2020 plan on January 1, 2025, pursuant to the evergreen provisions of the 2020 plan and 50,408 shares of common stock that became issuable under the ESPP on January 1, 2025, pursuant to the evergreen provisions of the ESPP.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements, with AlloVir’s directors and executive officers, including those discussed in the sections titled “Executive Compensation,” the following is a description of each transaction involving AlloVir since January 1, 2023, and each currently proposed transaction in which:

•
AlloVir has been or is to be a participant;
•
the amounts involved exceeded or will exceed the lesser of $120,000 and 1% of the average of AlloVir’s total assets at year-end for the last two completed fiscal years, as applicable; and
•
any of AlloVir’s directors, executive officers or holders of more than 5% of AlloVir’s capital stock, or an affiliate or immediate family member of the foregoing persons, had or will have a direct or indirect material interest.

Amended and Restated Investors’ Rights Agreement

In May 2019, AlloVir entered into an amended and restated investors’ rights agreement with holders of AlloVir’s preferred stock, including some of AlloVir’s 5% stockholders and entities affiliated with AlloVir’s directors. The investor rights agreement provides these holders the right to demand that AlloVir files a registration statement or request that their shares be covered by a registration statement that AlloVir is otherwise filing. AlloVir’s amended and restated investors’ rights agreement is expected to be terminated in connection with the closing.

Agreements and Transactions with 5% Stockholders and Their Affiliates

Shared Services Agreements with ElevateBio

AlloVir has entered into a shared services agreement, dated as of March 20, 2020 (the “shared services agreement”), with ElevateBio, a holder of more than 5% of its voting securities, that provides for ongoing services to AlloVir in areas such as accounting operations, public relations, information technology, human resources and administration management, finance and risk management, marketing services, facilities, procurement and travel, and corporate development and strategy. AlloVir also has a statement of work to receive manufacturing and project management consulting services from ElevateBio. During the years ended December 31, 2023 and 2022, AlloVir incurred an aggregate of $2.6 million and $3.5 million, respectively, of expenses related to services provided to AlloVir by ElevateBio and its affiliates. The shared services agreement terminated effective May 1, 2024.

Development and Manufacturing Services Agreement with ElevateBio BaseCamp

AlloVir is party to a development and manufacturing services agreement (the “BaseCamp agreement”), with BaseCamp, pursuant to which BaseCamp provides AlloVir products and services that AlloVir uses in its laboratory operations, including consulting services, project management services, quality control services and cGMP drug product manufacturing.

Basecamp is owned by ElevateBio which is an investor in AlloVir. The Chief Financial Officer of ElevateBio currently serves in a similar management role with AlloVir. In May 2021, Diana M. Brainard, M.D. succeeded David Hallal, ElevateBio’s Chief Executive Officer, as AlloVir’s Chief Executive Officer. Mr. Hallal currently serves as Executive Chairman of the AlloVir board of directors. Vikas Sinha, Chief Executive Officer, President and Chief Financial Officer, also serves as the Chief Financial Officer of ElevateBio. In addition to Mr. Hallal and Mr. Sinha, Morana Jovan-Embiricos, a director of the AlloVir board of directors, also serves as a director of the board of directors of ElevateBio.

During the term of the BaseCamp agreement, AlloVir and BaseCamp may prepare work orders setting forth any products or services to be provided by BaseCamp. Such work orders include applicable specifications, deliverables, timelines, fees and payment schedule. Each work order must be agreed to and signed by both AlloVir and BaseCamp, and neither party is obligated to enter into any work order during the term of the agreement. A work order may only be modified by the mutual agreement of both parties.

AlloVir and BaseCamp will each retain sole rights to their respective existing intellectual property used in the provision of goods and services under the BaseCamp agreement. To the extent that new technologies or discoveries are conceived during the course of the BaseCamp agreement, such technologies or discoveries will be assigned to the party from whose intellectual property such technologies or discoveries were derived. Jointly-derived technologies or discoveries will be jointly owned by BaseCamp and us.

The initial term of the BaseCamp agreement continues until the later of January 2024 and the date when all services under all work orders have been completed. All services under all work orders have been completed and the BaseCamp agreement expired on January 1, 2024.

Services Agreement with Marker Therapeutics

AlloVir is party to a services agreement (the “Marker agreement”), with Marker Therapeutics, Inc. (“Marker”), pursuant to which Marker provides AlloVir with development services. Juan Vera, a current director and former executive officer of AlloVir, is co-founder, director and chief development officer of Marker. During the term of the Marker agreement, AlloVir and Marker may prepare work orders setting forth services to be provided by Marker. In June 2023, CellReady LLC acquired certain manufacturing assets previously owned by Marker, and inherited the service agreement that AlloVir previously maintained with Marker. During the year ended December 31, 2023, AlloVir incurred $0.5 million of expenses under the Marker agreement.

Indemnification Agreements

AlloVir has entered into agreements to indemnify AlloVir’s directors and executive officers. These agreements, among other things, require AlloVir to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in AlloVir’s right, on account of any services undertaken by such person on behalf of AlloVir or that person’s status as a member of AlloVir’s board of directors to the maximum extent allowed under Delaware law.

Policies for Approval of Related Party Transactions

AlloVir’s board of directors reviews and approves transactions with directors, officers and holders of 5% or more of AlloVir’s voting securities and their affiliates, each a related party. Prior to AlloVir’s initial public offering, the material facts as to the related party’s relationship or interest in the transaction were disclosed to its board of directors prior to their consideration of such transaction, and the transaction was not considered approved by AlloVir’s board of directors unless a majority of the directors who were not interested in the transaction approved the transaction. Further, when stockholders were entitled to vote on a transaction with a related party, the material facts of the related party’s relationship or interest in the transaction were disclosed to the stockholders, who were asked to approve the transaction in good faith.

In connection with AlloVir’s initial public offering, AlloVir adopted a written related party transactions policy that such transactions must be approved by its audit committee. Pursuant to this policy, the audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between AlloVir and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. In reviewing any related person transaction, the audit committee will take into account, among other factors that it deems appropriate, whether the related person transaction is on terms no less favorable to AlloVir than terms generally available in a transaction with an unaffiliated third-party under the same or similar circumstances, and the extent of the related person’s interest in the related person transaction. For purposes of this policy, a related person is defined as a director, executive officer, nominee for director, or greater than 5% beneficial owner of AlloVir’s common stock.

Board Independence

The Board has determined, upon the recommendation of the Nominating and Corporate Governance Committee, that each of our directors, except for Vikas Sinha (who serves as our Chief Executive Officer, President and Chief Financial Officer) and Juan Vera (who was employed by the Company within the last three years), has no relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is independent within the meaning of the director independence standards of the Nasdaq Stock Market, or Nasdaq, rules and the SEC. At least annually, our board of directors will evaluate all relationships between us and each director in light of relevant facts and circumstances for the purposes of determining whether a material relationship exists that might signal a potential conflict of interest or otherwise interfere with such director’s ability to satisfy his or her responsibilities as an independent director. Based on this evaluation, our board of directors will make an annual determination of whether each director is independent within the meaning of Nasdaq and SEC independence standards.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is Deloitte & Touche LLP, Boston, MA, USA, PCAOB Auditor Firm ID 34.

The following is a summary and description of fees incurred by Deloitte & Touche LLP for the fiscal year ended December 31, 2024 and 2023:

Fee Category	Year ended December 31, 2024	Year ended December 31, 2023
Audit Fees (1)	$1,328,460	$888,152
Audit-Related Fees	—	—
Tax Fees (2)	204,702	221,026
All Other Fees (3)	—	7,390
Total	$1,533,162	$1,116,568

(1)
“Audit Fees” consist of fees for the audit of our annual consolidated financial statements, the review of the interim consolidated financial statements and other professional services provided in connection with regulatory filings.

(2)
“Tax Fees” consist of tax compliance and advisory services.
(3)
“All Other Fees” consist of subscription to accounting research tool.

Pre-Approval Policies and Procedures

The Company’s Audit Committee has adopted procedures requiring the pre-approval of all non-audit services performed by the Company’s independent registered public accounting firm in order to assure that these services do not impair the auditor’s independence. As a result of this approval process, the Audit Committee has pre-approved specific categories of services. All services outside of the specified categories can be approved by the Chair of the Audit Committee, who has been delegated the authority to review and approve audit and non-audit related services during the year in between meetings. A listing of the audit and non-audit services and associated fees approved by the Chair outside the scope of the services and fees initially approved by the full Audit Committee is reported to the full Audit Committee no later than its next meeting. The Audit Committee also regularly receives updates from management about the services actually performed and the associated fees and expenses actually incurred. Management must obtain the specific prior approval of the Audit Committee or Chair of the Audit Committee for each engagement of the independent registered public accounting firm to perform other audit-related or other non-audit services. The Audit Committee does not delegate its responsibility to approve services performed by the independent registered public accounting firm to any member of management.

The standard applied by the Audit Committee in determining whether to grant approval of any type of non-audit service, or of any specific engagement to perform a non-audit service, is whether the services to be performed, the compensation to be paid for such services and other related factors are consistent with the independent registered public accounting firm’s independence under guidelines of the SEC and applicable professional standards. Relevant considerations include whether the work product is likely to be subject to, or implicated in, audit procedures during the audit of our financial statements, whether the independent registered public accounting firm would be functioning in the role of management or in an advocacy role, whether the independent registered public accounting firm’s performance of the service would enhance our ability to manage or control risk or improve audit quality, whether such performance would increase efficiency because of the independent registered public accounting firm’s familiarity with our business, personnel, culture, systems, risk profile and other factors, and whether the amount of fees involved, or the non-audit services portion of the total fees payable to the independent registered public accounting firm in the period would tend to reduce the independent registered public accounting firm’s ability to exercise independent judgment in performing the audit.

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
2.1

Agreement and Plan of Merger, dated as of November 7, 2024, by and among AlloVir, Inc., Aurora Merger Sub, Inc. and Kalaris Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-3909) filed on November 8, 2024).

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

3.3

Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of AlloVir, Inc. (incorporated by reference to Exhibit 3.1 of AlloVir, Inc.’s Current Report on Form 8-K (File No. 001-39409) filed with the SEC on January 15, 2025).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No.001-39409) filed on August 3, 2020).

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

10.9#

Consulting Agreement, by and between Juan Vera and the Registrant, dated as of October 1, 2018 (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (File No. 333-23969) filed on July 6, 2020).

10.10#

Consulting Agreement, by and between Ann Leen and the Registrant, dated as of October 1, 2018 (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-23969) filed on July 6, 2020).

10.11†

Amended and Restated Employment Agreement by and between AlloVir, Inc. and Edward Miller, dated as of October 2, 2019 (incorporated by reference to Exhibit 10.1 of AlloVir, Inc.’s Quarterly Report on Form 10-Q (File No. 001-39409) filed with the SEC on August 3, 2023).

10.12#

Executive Employment Agreement by and between the Registrant and Diana Brainard, effective as of March 17, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-39409) filed on March 22, 2021).

10.13#

Transition Agreement by and between the Registrant and David Hallal, dated May 18, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39409) filed on August 6, 2021).

10.14#

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

10.17#

Executive Employment Agreement, by and between the Registrant and Ercem Atillasoy, dated as of July 14, 2020 (incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K (File No. 001-39409) filed on February 12, 2021).

10.18†

Exclusive License Agreement, by and between Baylor College of Medicine and the Registrant, dated as of November 30, 2020 (incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K (File No. 001-39409) filed on February 12, 2021).

10.19†

Research Collaboration Agreement, by and between Baylor College of Medicine and the Registrant, dated as of November 30, 2020 (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K (File No. 001-39409) filed on February 12, 2021).

10.20†

First Amendment to Amended and Restated Exclusive License Agreement by and between Baylor College of Medicine and the Registrant, dated as of November 30, 2020 (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K (File No. 001-39409) filed on February 12, 2021).

10.21#

Separation and Release Agreement, dated as of December 19, 2024, by and between AlloVir, Inc. and Diana Brainard (incorporated by reference to Exhibit 10.1 of AlloVir, Inc.’s Current Report on Form 8-K (File No. 001-39409) filed with the SEC on December 20, 2024).

19.1*	AlloVir, Inc. Insider Trading Policy.

21.1	List of Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-39409) filed on February 10, 2022).

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1*	Power of Attorney (included on signature page).

31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97#	AlloVir, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97 to AlloVir, Inc.’s Annual Report on Form 10-K (File No. 001-39409) filed with the SEC on March 15, 2024).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

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

ALLOVIR, INC.

Date: March 7, 2025	By:	/s/ Vikas Sinha
Vikas Sinha
Chief Executive Officer, President, Chief Financial Officer and Director (Principal Executive Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Vikas Sinha with full power of substitution and resubstitution and full power to act as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vikas Sinha	Chief Executive Officer, President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 7, 2025
Vikas Sinha

/s/ David Hallal	Executive Director	March 7, 2025
David Hallal

/s/ Jeffrey Bornstein	Director	March 7, 2025
Jeffrey Bornstein

/s/ Malcolm Brenner, MD, PhD	Director	March 7, 2025
Malcolm Brenner, MD, PhD

/s/ Derek Adams, PhD	Director	March 7, 2025
Derek Adams, PhD

/s/ Morana Jovan-Embiricos, PhD	Director	March 7, 2025
Morana Jovan-Embiricos, PhD

/s/ Juan F. Vera, MD	Director	March 7, 2025
Juan F. Vera, MD

/s/ Shawn Tomasello	Director	March 7, 2025
Shawn Tomasello

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of AlloVir, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AlloVir, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations incurred since inception, the expectation of continuing losses for the foreseeable future, and discontinuation of all clinical trials and research activities, as well as the Company’s workforce reduction, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 7, 2025

We have served as the Company’s auditor since 2019.

ALLOVIR, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share amounts)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$118,289	$90,121
Short-term investments	—	93,822
Interest receivable	—	206
Prepaid expenses and other current assets	257	3,486
Total current assets	118,546	187,635
Restricted cash	—	852
Other assets	—	122
Operating lease right-of-use assets	—	2,187
Total assets	$118,546	$190,796
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$247	$6,761
Accrued expenses	4,992	10,086
Operating lease liability, current	—	10,781
Amount due to related party	—	739
Total current liabilities	5,239	28,367
Operating lease liability, long-term	—	16,648
Total liabilities	$5,239	45,015
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized at December 31, 2024 and December 31, 2023, respectively; 0 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value: 300,000,000 and 150,000,000 shares authorized at December 31, 2024 and December 31, 2023, respectively; 5,040,640 and 4,963,197 shares issued at December 31, 2024 and December 31, 2023, respectively; and 5,040,640 and 4,962,997 shares outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	828,404	802,036
Accumulated other comprehensive loss	(135)	(62)
Accumulated deficit	(714,962)	(656,193)
Total stockholders’ equity	113,307	145,781
Total liabilities and stockholders’ equity	$118,546	$190,796

The accompanying notes are an integral part of these consolidated financial statements.

ALLOVIR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
(in thousands, except share and per share amounts)	2024	2023
Operating expenses:
Research and development	$12,340	$133,070
General and administrative	42,916	48,261
Restructuring costs	10,185	—
Impairment costs	—	18,570
Total operating expenses	65,441	199,901
Loss from operations	(65,441)	(199,901)
Total other income (loss), net:
Interest income	5,486	5,734
Other income (loss), net	1,186	3,623
Loss before income taxes	(58,769)	(190,544)
Income tax benefit	—	(126)
Net loss	$(58,769)	$(190,418)
Net loss per share — basic and diluted	$(11.73)	$(42.09)
Weighted-average common shares outstanding — basic and diluted	5,008,449	4,524,226
Comprehensive loss:
Net loss	$(58,769)	$(190,418)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on available-for-sale securities	(73)	406
Total other comprehensive income (loss)	(73)	406
Comprehensive loss	$(58,842)	$(190,012)

The accompanying notes are an integral part of these consolidated financial statements.

ALLOVIR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2022	4,047,531	$—	$690,762	$(468)	$(465,775)	$224,519
Stock-based compensation	—	—	40,779	—	—	40,779
Issuance of common stock, upon vesting of restricted stock	40,065	—	—	—	—	—
Purchase of common stock under the 2020 Employee Stock Purchase Plan	5,836	—	326	—	—	326
Issuance of common stock in public offering, net of underwriting discounts, commissions and offering costs	869,565	—	70,169	—	—	70,169
Unrealized gain on available-for-sale securities	—	—	—	406	—	406
Net loss	—	—	—	—	(190,418)	(190,418)
Balance at December 31, 2023	4,962,997	$—	$802,036	$(62)	$(656,193)	$145,781
Stock-based compensation	—	—	26,347	—	—	26,347
Issuance of common stock, upon vesting of restricted stock	76,061	—	—	—	—	—
Purchase of common stock under the 2020 Employee Stock Purchase Plan	1,582	—	21	—	—	21
Unrealized loss on available-for-sale securities	—	—	—	(73)	—	(73)
Net loss	—	—	—	—	(58,769)	(58,769)
Balance at December 31, 2024	5,040,640	$—	$828,404	$(135)	$(714,962)	$113,307

The accompanying notes are an integral part of these consolidated financial statements.

ALLOVIR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(58,769)	$(190,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	398
Non-cash lease expense	145	7,893
Non-cash gain on lease termination and remeasurement	(8,872)	—
Impairment costs	—	18,570
Accretion of short-term investment discounts	(1,251)	(3,698)
Stock-based compensation expense	26,347	40,779
Changes in operating assets and liabilities:
Interest receivable	206	(49)
Prepaid expenses and other current assets and prepaid expenses to related party	3,229	5,614
Other assets	122	(900)
Income tax payable	—	(128)
Accounts payable, accrued expenses, other liabilities and amount due to related party	(28,862)	(2,512)
Net cash used in operating activities	(67,705)	(124,451)
Cash flows from investing activities
Purchase of short-term investments	—	(125,827)
Maturities of short-term investments	95,000	163,812
Net cash provided by investing activities	95,000	37,985
Cash flows from financing activities
Proceeds from issuance of common stock in public offering, net of underwriting discounts, commissions and offering costs	—	70,169
Proceeds from issuance of stock under the 2020 Employee Stock Purchase Plan	21	326
Net cash provided by financing activities	21	70,495
Net increase (decrease) in cash, cash equivalents, and restricted cash	27,316	(15,971)
Cash, cash equivalents, and restricted cash at beginning of period	90,973	106,944
Cash, cash equivalents, and restricted cash at end of period	$118,289	$90,973
Non-cash investing and financing activities
Unrealized (loss) gain on available-for-sale securities	$(73)	$406
Reduction of right-of-use asset due to termination and remeasurement	$(2,044)	$(4,904)
Supplemental disclosure of cash flows
Income taxes paid, net of refunds	$—	$220

	Years Ended December 31,
	2024	2023
Cash and cash equivalents	$118,289	$90,121
Restricted cash	—	852
Total cash, cash equivalents, and restricted cash	$118,289	$90,973

The accompanying notes are an integral part of these consolidated financial statements.

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

AlloVir, Inc. (“AlloVir” or “the Company”, formerly known as ViraCyte, Inc.) is a biopharmaceutical company. The Company's initial focus was on developing highly innovative allogeneic T cell therapies to treat and prevent devastating viral diseases. AlloVir's innovative and proprietary virus-specific T cell ("VST") therapy platform allows AlloVir to generate off-the-shelf VSTs designed to restore immunity in patients with T cell deficiencies who are at risk from the life-threatening consequences of viral diseases. This included: (1) posoleucel (ALVR105), an investigational off-the-shelf multi-virus-specific T cell therapy, which targeted six viral pathogens in immunocompromised individuals: adenovirus (“AdV”), BK virus (“BKV”), cytomegalovirus (“CMV”), Epstein-Barr virus (“EBV”), human herpesvirus 6 (“HHV-6”) and JC virus (“JCV”); (2) ALVR106, an allogeneic, off-the-shelf VST therapy candidate developed to target devastating diseases caused by four respiratory viruses: human metapneumovirus (“hMPV”), influenza, parainfluenza virus (“PIV”) and respiratory syncytial virus (“RSV”); and (3) ALVR107, an allogeneic, off-the-shelf VST therapy candidate designed to target hepatitis B (“HBV”)-infected cells with the aim of curing chronic HBV infections.

On December 22, 2023, AlloVir announced the discontinuation of three Phase 3 registrational trials of posoleucel following separate, pre-planned Data Safety Monitoring Board (“DSMB”), futility analyses that concluded the studies were unlikely to meet their primary endpoints. Specifically, the Company discontinued a multicenter, randomized, double-blind, placebo-controlled Phase 3 trial comparing posoleucel to placebo for the prevention of infection or disease due to AdV, BKV, CMV, EBV, HHV-6, or JCV in high-risk adult and pediatric patients after undergoing an allogeneic hematopoietic stem cell transplant. The Company also discontinued two multicenter, randomized, double-blind, placebo-controlled Phase 3 trials of posoleucel – one for the treatment of virus-associated hemorrhagic cystitis and the second for the treatment of adenovirus infection – both after allogeneic hematopoietic cell transplant. At this time, AlloVir does not intend to resume development of posoleucel or any other product candidates. On December 22, 2023, AlloVir announced the decision to conduct a comprehensive review of strategic alternatives focused on maximizing shareholder value. AlloVir also engaged Leerink Partners as its exclusive strategic financial advisor to assist in the process of exploring strategic alternatives, including the Merger (as defined below) with Kalaris Therapeutics, Inc. (“Kalaris”).

In connection with the evaluation of strategic alternatives to maximize capital preservation, the Company has implemented a plan to reduce its workforce by approximately 95%. This workforce reduction plan was approved in January 2024, and took place primarily during the first quarter of 2024 and was substantially completed by April 15, 2024.

After a comprehensive review of strategic alternatives, including identifying and reviewing potential candidates for a strategic transaction, on November 7, 2024, AlloVir entered into the merger agreement (the “Merger Agreement”) with Kalaris and Aurora Merger Sub, Inc., a wholly-owned subsidiary of AlloVir (“Merger Sub”) pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, at the effective time of the Merger (as defined below), Merger Sub will merge with and into Kalaris, with Kalaris surviving as AlloVir’s wholly-owned subsidiary (the “Merger”). The Merger was approved by AlloVir’s board of directors, and the AlloVir board of directors resolved to recommend approval of the Merger Agreement to AlloVir’s stockholders. The closing of the Merger is subject to approval by AlloVir’s and Kalaris’ stockholders, as well as other customary closing conditions, including the effectiveness of a registration statement filed with the SEC in connection with the transaction and Nasdaq’s approval of the listing of the shares of the AlloVir common stock to be issued in connection with the transaction. If the Merger is completed, the business of Kalaris will continue as the business of the combined company.

The Merger is expected to close in the first quarter of 2025, subject to the satisfaction or waiver of various conditions, by each of the parties, at or prior to the closing of the Merger, including, among other things, (i) the approval by AlloVir stockholders of (a) the issuance of shares of AlloVir common stock, which represent more than 20% of the shares of AlloVir common stock outstanding immediately prior to the Merger, to Kalaris stockholders pursuant to the terms of the Merger Agreement and pursuant to Nasdaq Listing Rule 5635(a) and (b) the change of control of AlloVir resulting from the Merger, (ii) the adoption of the Merger Agreement by the requisite Kalaris stockholders, (iii) AlloVir’s net cash at the closing of the Merger being no less than $95.0 million and (iv) other customary closing conditions. The Merger was unanimously approved by the AlloVir board of directors. AlloVir is holding a special meeting of its stockholders on March 12, 2025, at 9:00 AM Eastern Time unless postponed or adjourned to a later date, in order to obtain the stockholder approvals necessary to complete the Merger and related matters. If the Merger is completed, the business of Kalaris will continue as the business of the combined company.

At the effective time of the Merger, each issued and outstanding share of Kalaris common stock will be converted into the right to receive a certain number of shares of AlloVir common stock based on an exchange ratio (the “exchange ratio”). Under the exchange ratio formula in the Merger Agreement, upon closing of the Merger, on a pro forma basis and based upon the number of shares of AlloVir common stock expected to be issued in the Merger, it is expected that pre-Merger Kalaris stockholders will own approximately 75.34% of the combined company and pre-Merger AlloVir stockholders will own approximately 24.66% of the combined company, in each case, on a fully-diluted basis (excluding any shares reserved for future equity awards). Under certain circumstances, the ownership percentages may be adjusted upward or downward based on the level of AlloVir’s net cash at the closing of the Merger.

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The exchange ratio, and related pro forma ownership, assumes (a) a valuation of AlloVir of $116.0 million, which is subject to adjustment to the extent that AlloVir’s net cash at closing of the Merger is above or below $100.0 million by more than $1.0 million (provided that AlloVir’s net cash at closing of the Merger shall be no less than $95.0 million), in which case AlloVir’s valuation will be adjusted on a dollar-for-dollar basis by the difference of (i) its net cash at closing of the Merger and (ii) $100.0 million, and (b) a valuation for Kalaris of $347.0 million.

Pursuant to the Merger agreement, Kalaris is permitted to enter into a series of financings to fund its operations prior to the closing of the Merger in an amount not to exceed $15.0 million in the aggregate on a to be converted post-money basis, with up to $7.5 million to be provided by AlloVir and up to $7.5 million to be provided by existing Kalaris stockholders (the “Additional Permitted Bridge Financing”). On January 10, 2025, as a part of the first tranche of the Additional Permitted Bridge Financing, Kalaris issued a convertible promissory note in an aggregate principal amount of up to $7.5 million to AlloVir (the “AlloVir Note”) under which AlloVir funded a principal amount of $3.75 million, and Kalaris issued convertible promissory notes in an aggregate principal amount of $3.75 million to existing Kalaris stockholders. Prior to the closing of the merger, Kalaris has the opportunity to receive an additional $7.5 million in the second tranche of the Additional Permitted Financing of which $3.75 million would be provided by existing Kalaris stockholders and the remaining $3.75 million would be provided by AlloVir. However, Kalaris no longer expects the second tranche of the Additional Permitted Financing to be funded. Upon the closing of the Merger, the AlloVir Note will be cancelled and the aggregate amount outstanding under the AlloVir Note will be added to AlloVir’s net cash.

If we are unable to satisfy certain closing conditions to the merger agreement or if other mutual closing conditions to the merger agreement are not satisfied, Kalaris will not be obligated to complete the merger. If the merger agreement is terminated under specified circumstances, we could be required to pay Kalaris a termination fee of $3.48 million or Kalaris could be required to pay us a termination fee of $10.41 million. In addition, in certain circumstances upon the termination of the merger agreement, we could be required to pay the reasonable costs and expenses of Kalaris in an amount not to exceed $580,000, or Kalaris could be required to pay our reasonable costs and expenses in an amount not to exceed $580,000.

AlloVir expects to devote significant time and resources to the completion of the Merger. If the Merger is not completed, the Company will reconsider its strategic alternatives and may pursue one of the following courses of action, which the Company currently believes are the most likely alternatives if the Merger is not completed:

•
Pursue another strategic transaction similar to the Merger. The Company may resume its process of evaluating other candidate companies interested in pursuing a strategic transaction and, if a candidate is identified, focus its attention on negotiating and completing such a strategic transaction with such candidate.
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

Reverse Stock Split

On January 9, 2025, the board of directors (the “Board”) of AlloVir, Inc. determined to effect a 1-for-23 reverse stock split of AlloVir’s common stock, par value $0.0001 per share.

The reverse stock split became effective at 4:05 p.m. Eastern Time on January 15, 2025, and AlloVir’s Common Stock began trading on a split-adjusted basis on The Nasdaq Capital Market as of the opening of trading on January 16, 2025.

No fractional shares were issued in connection with the reverse stock split. Stockholders who would otherwise hold a fraction of a share of Common Stock of AlloVir received a cash payment in lieu thereof at a price equal to that fraction of a share to which the stockholder would otherwise be entitled, multiplied by the closing price of AlloVir’s Common Stock on Nasdaq on January 15, 2025 (as adjusted for the reverse split). Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the reverse stock split.

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

Through December 31, 2024, the Company has funded its operations primarily with proceeds received from the sale of common stock, research grants, and from the sale of preferred stock. The Company has incurred recurring losses since its inception, including net losses attributable to common stockholders of $58.8 million for the year ended December 31, 2024 and $190.4 million for the year ended December 31, 2023. In addition, at December 31, 2024, the Company had an accumulated deficit of $715.0 million. The Company expects to continue to generate operating losses for the foreseeable future.

The Company has incurred and expects to continue to incur costs and expenditures in connection with the process of evaluating strategic alternatives. There can be no assurance, however, that the Company will be able to successfully consummate any particular strategic transaction. Though the Company has executed the Merger Agreement with Kalaris effective November 7, 2024, there can be no assurance that the Company will be able to successfully consummate the Merger or any other strategic transaction. The process of evaluating strategic options has been and may continue to be costly, time-consuming and complex and the Company may incur significant costs related to this continued evaluation, such as legal, accounting and advisory fees and expenses and other related charges.

Based on current projections, the Company believes that its $118.3 million of cash and cash equivalents held at December 31, 2024 will be sufficient to fund planned operations for at least twelve months from the date that these consolidated financial statements are issued. However, due to the consideration of certain qualitative factors, including the discontinuation of all clinical trials and research activities, as well as the Company's workforce reduction, management has concluded there is substantial doubt regarding the Company's ability to continue as a going concern for more than twelve months from the date that the consolidated financial statements are issued. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Should the Company resume the development of product candidates, it would need to obtain substantial additional funding in connection with continuing operations, particularly as the Company resumes its preclinical activities and clinical trials for its product candidates. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

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

Segment Information

The Company has one operating and reportable segment. Prior to the December 2023 announcement of the discontinuation of the Company’s three Phase 3 registrational trials and a comprehensive review of strategic alternatives, the Company’s singular focus was the research, development and commercialization of off-the-shelf VST therapies to prevent and treat severe viral-associated diseases. During the year ended December 31, 2024, the Company's strategic objective was to maximize capital preservation. The Company has no ongoing operations, is not actively performing any research and development, and is preserving cash until the contemplated Merger.

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s chief operating decision maker, its Chief Executive Officer, who manages the Company’s operations on a consolidated basis, assesses performance for the reportable segment using consolidated net loss for the purpose of allocating resources. The chief operating decision maker is regularly provided with only the consolidated expenses as noted on the face of the consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. The Company has no revenue or long-lived assets as of December 31, 2024.

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

Cash and Cash Equivalents

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less at the date of purchase. Investments qualifying as cash equivalents primarily consist of money market funds.

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

Restricted Cash

Cash accounts with any type of restriction are classified as restricted cash. Prior to our lease termination (see Note 5), the Company had restricted cash deposits with a bank, which served as collateral for a letter of credit issued to the landlord of the Company’s leased Waltham facility for a security deposit. The Company classified this amount as non-current restricted cash in the accompanying consolidated balance sheet at December 31, 2023. The Company has no restricted cash at December 31, 2024.

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

The Company tests long-lived assets to be held and used, including right-of-use assets and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of assets or asset groups may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their fair values. See Note 5 for impairment costs recognized during the year ended December 31, 2023. No impairment costs were recognized during the year ended December 31, 2024.

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

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Research and Development Costs

Research and development costs are charged to expense as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including personnel-related costs, stock-based compensation, facilities, research-related overhead, clinical trial costs, contracted services, research-related manufacturing, license fees and other external costs. Research and development costs also include lease costs for operating leases used for research and development activities, and if the termination of such lease results in a gain, the gain is also recorded as a reduction to research and development expense. The Company accounts for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the services have been performed or when the goods have been received.

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

Restructuring Costs

The Company records costs and liabilities associated with exit and disposal activities in accordance with ASC 420, Exit or Disposal Cost Obligations (ASC 420). Such costs are based on estimates of fair value in the period liabilities are incurred. Given the short duration of when the liability is incurred to when it is paid, there is no significant difference between fair value and the amount

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

paid. Costs are expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. The Company evaluates and adjusts these costs as appropriate for changes in circumstances as additional information becomes available. Refer to Note 15 for further information regarding restructuring costs.

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

At December 31, 2024 and 2023, the Company had no off-balance sheet risk.

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

Comprehensive Loss

Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. Comprehensive loss includes net loss and certain changes in stockholder’s deficit that are excluded from net loss. The Company's comprehensive loss includes unrealized gains (losses) on available-for-sale securities during the year ended December 31, 2024 and 2023.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments significant expenses on an interim

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and annual basis. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal periods beginning after December 15, 2024. The Company adopted ASU 2023-07 on January 1, 2024, with no material impact on its consolidated financial statements and related disclosures

Recently Issued Accounting Pronouncements Not Yet Adopted

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

3. Short-Term Investments

The following tables summarize the amortized cost and estimated fair value of the Company’s U.S. government treasury securities, which are considered to be available-for-sale investments and are included in short-term investments on the consolidated balance sheets as of December 31, 2023. The Company did not have any short-term investments as of December 31, 2024.

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government treasury securities	$93,749	$73	$—	$93,822
Totals	$93,749	$73	$—	$93,822

Certain short-term debt securities with original maturities of less than three months are included in cash and cash equivalents on the consolidated balance sheets. The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities. At December 31, 2023, all investments had contractual maturities within one year.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis:

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$115,227	$—	$—	$115,227
Totals	$115,227	$—	$—	$115,227

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$23,854	$—	$—	$23,854
Totals	$23,854	$—	$—	$23,854
Short-term investments:
U.S. government treasury securities	$93,822	$—	$—	$93,822
Totals	$93,822	$—	$—	$93,822

During the years ended December 31, 2024 and 2023, there were no transfers between levels. The Company classifies its money market fund and U.S. government treasury securities as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices in active markets without any valuation adjustment.

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In February 2024, the Company entered into a new SOW (“2024 SOW under the DMS Agreement”) that terminated the 2022 SOW under the DMS Agreement with a third-party supplier, resulting in a lease remeasurement under ASC 842. The right-of-use asset was previously impaired and thus as a result of the liability remeasurement, the Company recorded a $5.6 million gain to research and development expense to reduce the lease liability in February 2024. As of June 30, 2024, the Company had paid all remaining lease obligations under the DMS Agreement.

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

As of September 30, 2024, the Waltham leases had terminated and the Company had paid all remaining lease obligations.

Impairment of Lease Right-of-Use Assets

As a result of the December 2023 announcement of the discontinuation of the Company’s three Phase 3 registrational trials, a comprehensive review of strategic alternatives, and the December 2023 notice of termination of the DMS Agreement, the Company determined that there was a triggering event for impairment. The Company determined that the operating lease right-of-use assets were not recoverable as the carrying value exceeded the anticipated future cash flows on an undiscounted basis. To measure the impairment, the Company determined the fair value of the operating lease right-of-use assets based on estimated subleasing scenarios, which

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

represent the highest and best use of the right-of-use assets. This fair value assessment utilized market participant assumptions, including the anticipated amount and timing of potential sublease payments using current real estate trends and market conditions. As a result, an impairment charge was calculated by reducing the carrying amount of the operating lease right-of-use assets to their estimated fair value, which was determined by discounting the estimated future cash flows by applying a rate that a market participant would require in assuming the risks associated with those cash flows. During the year ended December 31, 2023, the Company recorded an impairment loss of $16.6 million to the operating lease right-of-use assets. No impairment losses were recorded during the year ended December 31, 2024.

Total lease costs were $0.6 million and $9.7 million for the years ended December 31, 2024 and 2023, respectively. Cash paid for operating leases was $17.0 million and $4.8 million for the year ended December 31, 2024 and 2023, respectively. The Company’s total variable lease costs, such as materials, non-fixed batch payments, testing, storage, knowledge and tech transfer, and other common area maintenance fees, related to the operating leases was 0.1 million and $0.9 million for the years ended December 31, 2024 and 2023, respectively.

6. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
(in thousands)	2024	2023
Employee compensation and benefits	$3,035	$3,809
Professional fees	957	435
Research and development	—	2,442
Process development and manufacturing costs	—	2,367
Other	1,000	1,033
Total accrued expenses	$4,992	$10,086

On December 19, 2024, the AlloVir board of directors determined that Dr. Brainard would no longer serve as the Company's Chief Executive Officer. In connection with Dr. Brainard’s separation, AlloVir and Dr. Brainard entered into a Separation Agreement and Release ("Brainard Separation Agreement"), pursuant to which the Company agreed to provide the following benefits as contemplated in her Employment Agreement: (i) a lump sum in cash in an amount equal to 36 months of Dr. Brainard’s current base salary, (ii) a lump sum in cash in an amount equal to 100% of Dr. Brainard’s target bonus for the current year, (iii) a lump sum payment of the retention bonus of $100,000, (iv) reimbursement for any monthly COBRA premium payments for up to 18 months, and (v) acceleration of vesting of any unvested equity awards. In connection with Dr. Brainard's separation, the Company has accrued $2.4 million within employee compensation and benefits as of December 31, 2024. These amounts have been classified as general and administrative expense for the year ended December 31, 2024. See Note 9 for the treatment of Dr. Brainards unvested equity awards.

Employee compensation and benefits includes $0.1 million of restructuring liability at December 31, 2024 (see Note 15).

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

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Collaboration Agreement with BCM

In November 2020, the Company entered into a Research Collaboration Agreement (the “Research Agreement”) with BCM, under which the Company agreed to pay BCM for performing certain research activities under the direction of Dr. Ann Leen commencing on January 1, 2021 and continuing for a three-year period thereafter. The Research Agreement requires the Company to make payments to BCM totaling approximately $6.0 million over the term of the Research Agreement. In August 2023, the Research Agreement was extended for an additional year, expiring December 31, 2024. In March 2024, the term of the Research Agreement was extended to December 31, 2025.

Collectively under the agreements above and for services provided by BCM the Company paid $0.0 million and $2.0 million during the years ended December 31, 2024 and 2023, respectively, and the payments were classified in research and development expense in the consolidated statements of operations and comprehensive loss.

CPRIT Grant

In August 2017, the Company was awarded a grant (the “CPRIT Grant”) from the Cancer Prevention and Research Institute of Texas (“CPRIT”). The CPRIT Grant required that the Company grant CPRIT a non-commercial license to technology developed under the grant and pay CPRIT a share of revenue on sales of commercial products developed using CPRIT funds equal to low single digits of revenue until such time as CPRIT has been paid an aggregate amount equal to 400% of the grant award proceeds. No royalty payments were made under this license agreement during the years ended December 31, 2024 and 2023, respectively.

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

8. Stockholder’s Equity

On May 15, 2023, the Company filed a certificate of amendment to its amended and restated certificate of incorporation authorizing the Company to issue up to 300,000,000 shares of common stock at a par value of $0.0001 per share and 10,000,000 shares of preferred stock at a par value of $0.0001 per share. There were no shares of preferred stock issued or outstanding at December 31, 2024 and 2023.

On June 21, 2023, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and BoFA Securities, Inc., as the representatives of the several underwriters (the “Underwriters”) relating to an underwritten public offering of 869,565 shares of its common stock at a public offering price of $86.25 per share, resulting in net proceeds of $70.2 million after deducting underwriting discounts and commissions of $4.5 million and offering costs of $0.3 million. Under the terms of the underwriting agreement, the Company granted the Underwriters an option, exercisable for 30 days, to purchase up to an additional 130,434 shares of its common stock at the same price per share as the shares, less underwriting discounts and commissions. On July 21, 2023, the Underwriters option expired.

The following is a summary of the rights and privileges of the holders of the Company’s common stock at December 31, 2024 and 2023:

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

Dividends

Subject to preferences that may be applicable to any then-outstanding preferred stock, holders of common stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Board out of legally available funds. At December 31, 2024, no cash dividends have been declared or paid.

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

The Company has reserved shares of common stock for issuance as follows:

	December 31,
	2024	2023
Options to purchase common stock	262,791	453,902
Unvested restricted stock	26,918	141,516
Stock available for grant under the 2020 Stock Option and Grant Plan	657,495	181,846
Stock available for issuance under the 2020 Employee Stock Purchase Plan	68,924	20,872
Total	1,016,128	798,136

9. Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense was as follows:

	Years Ended December 31,
(in thousands)	2024	2023
Research and development	$510	$13,167
General and administrative	25,837	27,612
Total stock-based compensation expense	$26,347	$40,779

Stock Modification

In connection with the reduction in the Company’s workforce (“RIF”) (see Note 15), the Company accelerated certain unvested stock options and restricted common stock scheduled to vest in the three month period following the employees’ separation date. The Company determined that the acceleration of the unvested units constituted a Type III modification in accordance with ASC 718, resulting in a new measurement of compensation cost. As of December 31, 2024, 28,954 units were accelerated. For the year ended December 31, 2024, the acceleration resulted in the recognition of $0.1 million of stock-based compensation expense using the reassessed fair value on the modification date and a reversal of $4.0 million in stock-based compensation expense for previously recognized expense using the original grant date fair value, of which $2.4 million was related to research and development expense and $1.6 million was related to general and administrative expense.

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 19, 2024, the AlloVir board of directors determined that Dr. Brainard would no longer serve as the Company’s Chief Executive Officer and executed the Brainard Separation Agreement (see Note 6), resulting in acceleration of vesting of any unvested equity awards. Dr. Brainard’s awards and the associated stock-based compensation expense were fully accelerated, resulting in the recognition of $6.6 million recorded to general and administrative expense for the year ended December 31, 2024. The acceleration did not constitute a modification in accordance with ASC 718 as the acceleration clause was contemplated in Dr. Brainard’s executive employment agreement.

2020 Stock Option and Grant Plan

On July 2, 2020, the Company’s Board of Directors adopted and in July 2020 the stockholders approved the 2020 Stock Option and Grant Plan (the “2020 Plan”) which became effective on July 28, 2020, the date immediately prior to the date on which the registration statement related to the IPO was declared effective, and as a result no further awards were made under the 2018 Plan thereafter. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2020 Plan was 348,205 shares. The number of shares of our common stock reserved for issuance under the 2020 Plan shall be cumulatively increased on January 1, 2021 and each January 1 thereafter by 5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. On January 1, 2024, 248,150 shares were added to the number of available shares under the 2020 Plan. The awards granted under this plan generally vest over a four-year period and have a 10-year contractual term.

There is an aggregate of 657,495 shares reserved for future issuance under the 2020 Plan.

Restricted Common Stock

The following table summarizes restricted common stock activity for the year ended December 31, 2024:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2024	141,516	$200.79
Granted	10,652	17.71
Forfeited	(49,147)	191.59
Vested	(76,103)	206.31
Unvested at December 31, 2024	26,918	$128.57

At December 31, 2024, there was $2.5 million of unrecognized stock-based compensation cost related to the restricted stock, which is expected to be recognized over a weighted average period of 1.65 years. The total fair value of restricted stock vested was $1.2 million and $3.6 million for the year ended December 31, 2024 and 2023, respectively.

Stock Options

The following table summarizes stock option activity (in thousands, except share and per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2024	453,902	$317.63	7.9	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(191,111)	260.59	—	—
Options outstanding at December 31, 2024	262,791	$359.03	6.6	$—
Options vested and exercisable at December 31, 2024	235,480	$377.43	6.5	$—

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period.

There were no options granted during the year ended December 31, 2024. The weighted average grant-date fair value of stock options granted during the year ended December 31, 2023 was $112.24 per share. At December 31, 2024, there was $2.9 million of unrecognized stock-based compensation expense related to unvested stock options, which is being recognized over a weighted average period of 1.63 years.

There were no options granted during the year ended December 31, 2024. For the year ended December 31, 2023, the fair value was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

Years Ended December 31,
2023
Expected term (in years)	6.11
Expected volatility	94%
Risk-free interest rate	3.52%
Expected dividend yield	—
Fair value of common stock	$143.52

2020 Employee Stock Purchase Plan

In July 2020, the 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was adopted by the Board of Directors and approved by the stockholders. The purpose of the 2020 ESPP is to provide eligible employees of the Company and other designated companies, with opportunities to purchase shares of the Company’s common stock, par value $0.0001 per share.

Initially, 26,580 shares of common stock in the aggregate were approved and reserved for this purpose. The number of shares of common stock reserved and available for issuance under the 2020 ESPP shall be cumulatively increased on January 1, 2021 and each January 1 thereafter by the least of (i) 53,161 shares of common stock, (ii) 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, and (iii) such number of shares of common stock as determined by the Administrator. On January 1, 2024, 49,631 shares were added to the number of available shares under the ESPP. At December 31, 2024, there was an aggregate of 68,924 shares reserved for future issuance under the ESPP.

The ESPP allows eligible employees to authorize payroll deductions of up to 15% of their base salary or wages up to $25,000 annually to be applied toward the purchase of shares of the Company's common stock on the last trading day of the offering period. Participating employees will purchase shares of the Company's common stock at a discount of up to 15% on the lesser of the closing price of the Company's common stock on the NASDAQ Capital Market (i) on the first trading day of the offering period or (ii) the last day of any offering period. The Company utilizes the Black Scholes option pricing model to compute the fair market value of the shares and compensation expense is recognized over the offering period. Six-month offering periods commence each January 1 and July 1 during the term of the plan, with the administrator having the right to establish different offering periods.

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

The Company issued 1,582 common shares under the ESPP during the year ended December 31, 2024, at an average price per share of $13.34. Cash received from purchases under the ESPP for the year ended December 31, 2024 and 2023 was $0.0 million and $0.3 million, respectively. The Company recognized $0.0 million and $0.3 million of compensation expense for the ESPP during the year ended December 31, 2024 and 2023, respectively.

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Income Taxes

Income (loss) before provision for income taxes consisted of the following:

	Years Ended December 31,
(in thousands)	2024	2023
Federal	$(57,118)	$(376,152)
Foreign	(1,651)	185,608
Loss before provision for income taxes	$(58,769)	$(190,544)

The provision for income taxes for the years ended December 31, 2024 and 2023 consisted of the following:

	Years Ended December 31,
(in thousands)	2024	2023
Current income tax (benefit) expense:
Federal	$ —	$(136)
State	—	10
Foreign	—	—
Total current income tax benefit	—	(126)
Deferred income tax (benefit) expense:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred income tax benefit	—	—
Total income tax benefit	$—	$(126)

The Company’s income tax benefit for the years ended December 31, 2024 and 2023 relating to federal, state and foreign tax jurisdictions differs from the amounts determined by applying the statutory federal income tax rate based on the following:

	Years Ended December 31,
(in thousands)	2024		2023
Benefit at the federal rate	$(12,131)	21.0%	$(40,015)	21.0%
Increase (decrease) resulting from:
Foreign tax rate differential	67	(0.1)%	(15,783)	8.3%
State taxes, net of federal benefit	(6,255)	10.8%	(9,514)	5.0%
Change in valuation allowance	(24,396)	42.2%	98,714	(51.8)%
Intercompany note impairment	4,588	(7.9)%	(34,615)	18.2%
Tax credits	—	—	(5,928)	3.1%
Officer's compensation	—	—	177	(0.1)%
Stock compensation	6,224	(10.8)%	4,564	(2.4)%
Impairment of intellectual property	22,207	(38.4)%	3,003	(1.6)%
Permanent differences	—	—	79	0.0%
Change in state tax law	2,961	(5.1)%	384	(0.2)%
Transaction Costs	781	(1.4)%	—	—
Return to Provision	5,954	(10.3)%	—	—
Other	—	—	(1,192)	0.6%
Total income tax benefit	$—	0.0%	$(126)	0.1%

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

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of deferred income taxes consist of the following:

	December 31,
(in thousands)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$100,464	$54,081
Tax credit carryforwards	19,385	19,378
Intercompany note impairment	—	64,087
Operating lease liabilities	—	6,348
Non-qualified stock compensation	16,201	15,435
Restricted stock compensation	—	680
Capitalization of R&D expenses	21,344	20,758
Other	1,016	676
Total deferred tax assets	158,410	181,443
Valuation allowance	(156,546)	(180,943)
Net deferred tax assets	$1,864	$500
Deferred tax liabilities:
Operating lease right-of-use assets	—	(506)
Depreciation	3	4
Restricted stock compensation	(682)	—
Other	(1,185)	2
Total deferred tax liabilities	(1,864)	(500)
Net deferred tax asset (liability)	$—	$—

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered such factors as its history of operating losses, the nature of the Company’s deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At December 31, 2024 and 2023, the Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying consolidated balance sheets. For the year ended December 31, 2024, the valuation allowance for deferred tax assets decreased by $24.4 million, which was principally due to increased deferred taxes for net operating losses and intercompany note impairment. For the year ended December 31, 2023, the valuation allowance for deferred tax assets increased by $98.7 million, which was principally due to net operating losses, tax credits, tax basis generated from the intellectual property transfer, and U.S. research and development expense capitalization.

At December 31, 2024 and 2023, the Company had unused federal net operating loss carryforwards of $354.7 million and $38.9, respectively. The federal net operating loss carryforwards have no expiration, and are limited in utilization to 80% of taxable income. The CARES Act temporarily allows the Company to carryback net operating losses arising in 2018, 2019 and 2020 to the five prior tax years. In addition, net operating losses generated in these years could fully offset prior year taxable income without the 80% of the taxable income limitation under the TCJA which was enacted on December 22, 2017.

At December 31, 2024 and 2023, the Company had unused state net operating loss carryforwards of $168.4 million and $26.4 million, respectively. The state net operating loss carryforwards expire in 2035.

At December 31, 2024 and 2023, the Company had unused foreign net operating loss carryforwards of $123.9 million and $354.8 million, respectively. The foreign net operating loss carryforwards have no expiration.

At December 31, 2024 and 2023, the Company had $11.7 million and $11.7 million of federal research and development tax credit carryforwards that may be available to offset future federal income taxes through 2040. Additionally, at December 31, 2024, the Company had a federal orphan drug credit (ODC) carryforward related to qualifying research of $6.0 million that will begin to expire in 2041. At December 31, 2024 and 2023, the Company also had $2.1 million and $2.1 million of research and development tax credit carryforwards that may be available to offset future state income taxes in the state of Massachusetts through 2035.

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

The Company complies with the provisions of ASC 740 in accounting for its uncertain tax positions. ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely that not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. At December 31, 2024 and 2023, the Company had no uncertain tax positions.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company had no accruals for interest and penalties at December 31, 2024 and 2023.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The statute of limitations for assessment by the Internal Revenue Service and state tax authorities remains open for the tax years December 31, 2021 through December 31, 2024 as the Company was incorporated in September 2018. There are currently no federal, state or foreign income tax audits in progress. The resolution of tax matters is not expected to have a material effect on the Company's consolidated financial statements.

11. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Years Ended December 31,
(in thousands, except share and per share data)	2024	2023
Numerator:
Net loss – basic and diluted	$(58,769)	$(190,418)
Denominator:
Weighted-average common shares outstanding – basic and diluted	5,008,449	4,524,226
Net loss per share – basic and diluted	$(11.73)	$(42.09)

Based on the amounts outstanding at December 31, 2024 and 2023, the Company excluded the following potential shares of common stock from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2024 and 2023, because including them would have had an anti-dilutive effect. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

	Years Ended December 31,
	2024	2023
Options to purchase common stock	262,791	453,902
Unvested restricted stock	26,918	141,516

12. Commitments and Contingencies

Legal Proceedings

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Legal fees and other costs associated with such proceedings are expensed as incurred. We do not have any legal proceedings that, based on our estimates, are expected to have a material effect on our consolidated financial statements.

On January 19, 2024, a purported stockholder of the Company filed a lawsuit, captioned Zerbato v. AlloVir, Inc. et al., No. 1:24-cv-10152 (D. Mass.) (the “Securities Class Action”), in the U.S. District Court for the District of Massachusetts against the Company and two of its officers purportedly on behalf of a putative class of stockholders. On April 16, 2024, the Court appointed stockholders Harry Levin and Julio Maurice Bueno as lead plaintiffs and their counsel as lead counsel in the action. On June 17, 2024, lead plaintiffs filed their amended complaint. In the amended complaint, lead plaintiffs assert claims purportedly on behalf of a putative class of

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stockholders consisting of persons who purchased or otherwise acquired Company securities between January 11, 2023 and December 21, 2023, inclusive. The amended complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and the related regulations, alleging that the defendants made false and misleading statements and omissions to investors relating to the Company’s three Phase 3 studies of posoleucel. The complaint seeks, among other things, damages, prejudgment and post-judgment interest, and attorneys’ fees, expert fees and other costs. Defendants filed their motion to dismiss the amended complaint on August 16, 2024, which was fully briefed as of December 12, 2024. Oral argument on the motion to dismiss was held on February 19, 2025. On March 3, 2025, the parties jointly informed the Court that they had reached a settlement in principle, subject to the execution of a definitive settlement agreement and Court approval. On March 4, 2025, the Court denied Defendants’ motion to dismiss as moot in light of the settlement in principle.

On July 3, 2024, a purported stockholder of the Company filed a derivative lawsuit, captioned Steffens v. Brainard et al., No. 1:24-cv-11721 (D. Mass.), in the U.S. District Court for the District of Massachusetts against certain of the Company’s officers and directors and naming the Company as a nominal defendant. The derivative complaint alleged, purportedly on behalf of the Company, violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste of corporate assets against the individual defendants. These claims were based on substantially identical allegations as the complaint in the above-listed Securities Class Action. The lawsuit sought, among other things, an award of damages and restitution in favor of the Company, certain changes to the Company’s corporate governance, punitive damages, and attorneys’ fees and costs. On October 21, 2024, the court ordered plaintiff to file timely proof of service or show cause why the case should not be dismissed for failure to effect timely service by November 4, 2024. On November 4, 2024, plaintiff voluntarily dismissed the derivative lawsuit.

On October 21, 2024, a purported stockholder of the Company filed a derivative lawsuit, captioned Lister v. Brainard et al., No. 1:24-cv-12658 (D. Mass.), in the U.S. District Court for the District of Massachusetts against certain of the Company’s officers and directors and naming the Company as a nominal defendant. The derivative complaint alleges, purportedly on behalf of the Company, violations of Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duties, unjust enrichment, waste of corporate assets, gross mismanagement, and abuse of control against the individual defendants and contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934 against Ms. Brainard and Mr. Sinha. These claims are based on substantially identical allegations as the complaint in the above-listed Securities Class Action. The lawsuit seeks, among other things, an award of damages and restitution in favor of the Company, certain changes to the Company’s corporate governance, and attorneys’ fees and costs. On February 24, 2025, the Company filed an unopposed motion to stay the case pending a ruling on the motion to dismiss in the Securities Class Action.

Merger Agreement

On November 7, 2024, the Company entered into the Merger Agreement pursuant to which, subject to the satisfaction or waiver of various conditions therein, Merger Sub will merge with and into Kalaris, with Kalaris surviving as the wholly-owned subsidiary. The Merger was unanimously approved by The Company's Board. The closing of the Merger is subject to the satisfaction or waiver of various conditions, by each of the parties, at or prior to the closing of the Merger, including, among other things, (i) the approval by AlloVir stockholders of (a) the issuance of shares of AlloVir common stock, which represent more than 20% of the shares of AlloVir common stock outstanding immediately prior to the Merger, to Kalaris stockholders pursuant to the terms of the Merger Agreement and pursuant to Nasdaq Listing Rule 5635(a) and (b) the change of control of AlloVir resulting from the Merger, and (ii) the adoption of the Merger Agreement by the requisite Kalaris stockholders.

If the Company is unable to satisfy certain closing conditions to the Merger Agreement or if other mutual closing conditions to the Merger Agreement are not satisfied, Kalaris will not be obligated to complete the Merger. The Merger Agreement contains certain termination rights of each of AlloVir and Kalaris. Under certain circumstances detailed in the Merger Agreement, the Company could be required to pay Kalaris a termination fee of $3.48 million or Kalaris could be required to pay AlloVir a termination fee of $10.41 million. In addition, in certain circumstances upon the termination of the Merger Agreement, the Company could be required to pay the reasonable costs and expenses of Kalaris in an amount not to exceed $580,000, or Kalaris could be required to pay AlloVir's reasonable costs and expenses in an amount not to exceed $580,000.

Additional Permitted Bridge Financing

Pursuant to the Merger Agreement, Kalaris is permitted to enter into the Additional Permitted Bridge Financing. On January 10, 2025, as a part of the first tranche of the Additional Permitted Bridge Financing, Kalaris issued the AlloVir Note under which the Company funded a principal amount of $3.75 million, and Kalaris issued convertible promissory notes in an aggregate principal amount of $3.75 million to existing Kalaris stockholders (see Note 16). Prior to the closing of the merger, Kalaris has the opportunity to receive an additional $7.5 million in the second tranche of the Additional Permitted Financing of which $3.75 million would be provided by

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

existing Kalaris stockholders and the remaining $3.75 million would be provided by AlloVir. However, Kalaris no longer expects the second tranche of the Additional Permitted Financing to be funded. Upon the closing of the Merger, the AlloVir Note will be cancelled and the aggregate amount outstanding under the AlloVir Note will be added to the Company's net cash.

Other Obligations

The Company may incur potential contingent payments upon the Company's achievement of clinical, regulatory and commercial milestones, as applicable, or the Company may be required to make royalty payments under license and grant agreements the Company has entered into with various entities pursuant to which the Company has in-licensed certain intellectual property. Due to the uncertainty of the achievement and timing of the events requiring payment under these agreements, the amounts to be paid by us are not fixed or determinable at this time (see Note 7).

13. Related Party Transactions

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

The Company incurred $0.1 million and $2.6 million during the year ended December 31, 2024 and 2023, respectively, related to services provided to the Company by ElevateBio and affiliates and sold $0.1 million of equipment to ElevateBio and affiliates during the year ended December 31, 2024. At December 31, 2024 and 2023, the Company owed ElevateBio and affiliates $0.0 million and $0.3 million, respectively, respectively, and had no prepaid expenses with ElevateBio and affiliates.

In March 2023, the Company entered into a services agreement with Marker Therapeutics, Inc. (“Marker”) pursuant to which Marker provides development services to the Company. Juan Vera, a current director and former executive officer of the Company, is co-founder, director and chief executive officer of Marker. In June 2023, CellReady LLC ("CellReady") acquired certain manufacturing assets previously owned by Marker, and inherited the service agreement that the Company previously maintained with Marker. The Company incurred $0.0 million and $0.5 million during the year ended December 31, 2024 and 2023, respectively, under the agreement. At December 31, 2024 and 2023, the Company owed CellReady $0.0 million and $0.5 million, respectively.

Members of the Company’s management and board of directors received consulting fees totaling $0.1 million and $0.4 million during the years ended December 31, 2024 and 2023, respectively.

14. Employee Benefit Plans

Effective January 1, 2019, the Company adopted a 401(k) Plan for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The Company made matching contributions of $0.2 million and $0.9 million for the years ended December 31, 2024 and 2023, respectively.

15. Restructuring Costs

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

ALLOVIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of these actions, the Company recorded restructuring costs of $10.2 million for the year ended December 31, 2024, consisting primarily of employee severance, retention bonuses, continuing healthcare benefits and other employee-related costs. Restructuring costs associated with one-time termination benefits were recorded pursuant to ASC 420. Remaining cash payments are anticipated to be completed by the first half of 2025.

The following table presents the details of the Company’s restructuring liability, which is included in accrued expenses on the consolidated balance sheet at December 31, 2024 as follows:

(in thousands)	Restructuring Liability
Balance at December 31, 2023	$—
Restructuring charges	10,185
Cash payments	10,084
Balance at December 31, 2024	$101

16. Subsequent Events

On January 9, 2025, the board of directors (the “Board”) of AlloVir, Inc. determined to effect a 1-for-23 reverse stock split of AlloVir’s common stock, par value $0.0001 per share. Refer to Note 1 for additional information.

Pursuant to the Merger Agreement, Kalaris is permitted to enter into the Additional Permitted Bridge Financing. On January 10, 2025, as a part of the Additional Permitted Bridge Financing, Kalaris issued a convertible promissory note in an aggregate principal amount of up to $7.5 million to AlloVir, under which AlloVir funded a principal amount of $3.75 million, and Kalaris issued convertible promissory notes in an aggregate principal amount of $3.75 million to existing Kalaris stockholders. Upon the closing of the Merger, the AlloVir note will be cancelled and the aggregate amount outstanding under the AlloVir note will be added to AlloVir’s net cash.