Form 10-Q
period 2025-06-30
Kalaris Therapeutics, Inc.
filed 2025-08-13
CIK 1754068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 6, 2025, the registrant had 18,702,418 shares of common stock, $0.0001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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
•
adverse reactions or changes to business relationships resulting from the completion of our merger (the “Merger”) with AlloVir, Inc. (“AlloVir”);
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

In this Quarterly Report, unless otherwise stated or the context otherwise requires, references to the “Company,” “Kalaris,” “we,” “us,” and “our” refer to Kalaris Therapeutics, Inc. (formerly AlloVir, Inc.) and its consolidated subsidiaries.

References to “Legacy Kalaris” refer to Kalaris TX, Inc. (formerly Kalaris Therapeutics, Inc.) and references to “AlloVir” refer to AlloVir, Inc. prior to completion of the Merger.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Kalaris Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$88,426	$1,639
Prepaid expenses and other current assets	3,225	967
Total current assets	91,651	2,606
Deferred transaction costs	—	3,146
Restricted cash	500	—
Other non-current assets	691	410
Total assets	$92,842	$6,162
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,680	$1,560
Accrued expenses and other current liabilities (including $37 and $85 due to a related party)	3,971	2,195
Convertible promissory notes, net of discount of $1,298 (including $0 and $18,670 due to a related party)	—	19,541
Derivative liabilities (including $0 and $995 due to a related party)	—	1,042
Tranche liability (including $0 and $331 due to a related party)	—	365
Total current liabilities	7,651	24,703
Royalty obligation – related party	32,076	32,076
Total liabilities	39,727	56,779
Commitments and contingencies (Note 9)
Redeemable convertible preferred stock, $0.00001 par value, no shares authorized, issued and outstanding as of June 30, 2025; 75,151,340 shares authorized as of December 31, 2024; 43,151,340 shares issued and outstanding as of December 31, 2024; liquidation preference of $0 as of June 30, 2025	—	45,999
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2025; no shares authorized, issued, and outstanding as of December 31, 2024	—	—
Common stock, $0.0001 and $0.00001 par value as of June 30, 2025 and December 31, 2024, respectively; 300,000,000 and 86,000,000 shares authorized as of June 30, 2025 and December 31, 2024, respectively; 18,702,418 and 1,356,431 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2	—
Additional paid-in capital	191,220	19,945
Accumulated deficit	(138,107)	(116,561)
Total stockholders’ equity (deficit)	53,115	(96,616)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$92,842	$6,162

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Kalaris Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development (including $12, $13, $25 and $59 for a related party, respectively)	$8,440	$3,211	$14,470	$5,172
General and administrative (including $37, $48, $188 and $97 for a related party, respectively)	3,816	976	8,140	1,578
Total operating expenses	12,256	4,187	22,610	6,750
Loss from operations	(12,256)	(4,187)	(22,610)	(6,750)
Other income (expense), net:
Change in fair value of tranche liability (including $331 for a related party for the six months ended June 30, 2025)	—	—	365	—
Change in fair value of derivative liabilities (including $0, $311, $1,165 and $311 for a related party, respectively)	—	311	1,229	311
Interest expense (including $0, $499, $1,384 and $577 for a related party, respectively)	—	(499)	(1,443)	(577)
Loss on extinguishment and on issuance of convertible promissory notes (including $0, $1,341, $169 and $2,134 for a related party respectively)	—	(1,341)	(186)	(2,134)
Other income, net	906	66	1,099	93
Total other income (expense), net	906	(1,463)	1,064	(2,307)
Net loss	$(11,350)	$(5,650)	$(21,546)	$(9,057)
Net loss per share attributable to common stockholders, basic and diluted	$(0.61)	$(4.26)	$(1.89)	$(6.87)
Weighted-average shares outstanding, basic and diluted	18,701,286	1,325,706	11,417,677	1,319,129

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Kalaris Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock

and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2023	41,871,340	$44,408	1,362,481	$—	$2,377	$(47,394)	$(45,017)
Issuance of Series B-2 redeemable convertible preferred stock, net of issuance costs of $9	1,280,000	1,591	—	—	—	—	—
Capital contributions – in-kind services – related party	—	—	—	—	60	—	60
Premium on issuance of convertible promissory notes	—	—	—	—	793	—	793
Stock-based compensation expense	—	—	—	—	31	—	31
Net loss	—	—	—	—	—	(3,407)	(3,407)
Balance at March 31, 2024	43,151,340	$45,999	1,362,481	$—	$3,261	$(50,801)	$(47,540)
Premium on issuance of convertible promissory notes	—	—	—	—	1,341	—	1,341
Stock-based compensation expense	—	—	—	—	322	—	322
Net loss	—	—	—	—	—	(5,650)	(5,650)
Balance at June 30, 2024	43,151,340	$45,999	1,362,481	$—	$4,924	$(56,451)	$(51,527)

1)
The shares of common stock have been retroactively recast in connection with the Merger to reflect the exchange ratio of 0.2016 (Note 3).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Kalaris Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock

and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2024	43,151,340	$45,999	1,356,431	$—	$19,945	$(116,561)	$(96,616)
Premium on issuance of convertible promissory notes	—	—	—	—	186	—	186
Issuance of Series B-2 redeemable convertible preferred stock upon conversion of convertible promissory notes in connection with the Merger	794,499	3,695	—	—	—	—	—
Conversion of convertible promissory notes into common stock in connection with the Merger	—	—	3,418,839	—	20,799	—	20,799
Conversion of redeemable convertible preferred stock into common stock in connection with the Merger	(43,945,839)	(49,694)	8,859,474	1	49,693	—	49,694
Recognition of AlloVir common stock outstanding at the closing of the Merger	—	—	5,067,674	1	104,989	—	104,990
Transaction costs related to the Merger	—	—	—	—	(5,357)	—	(5,357)
Stock-based compensation expense	—	—	—	—	374	—	374
Net loss	—	—	—	—	—	(10,196)	(10,196)
Balance at March 31, 2025	—	$—	18,702,418	$2	$190,629	$(126,757)	$63,874
Stock-based compensation expense	—	—	—	—	591	—	591
Net loss	—	—	—	—	—	(11,350)	(11,350)
Balance at June 30, 2025	—	$—	18,702,418	$2	$191,220	$(138,107)	$53,115

1)
The shares of common stock have been retroactively recast in connection with the Merger to reflect the exchange ratio of 0.2016 (Note 3).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Kalaris Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(21,546)	$(9,057)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation expense	965	353
Capital contributions – in-kind services – related party	—	60
Change in fair value of derivative liabilities (including $1,165 and $311 for a related party)	(1,229)	(311)
Change in fair value of tranche liability (including $331 and $0 for a related party)	(365)	—
Non-cash interest expense (including $1,384 and $577 for a related party)	1,443	577
Loss on extinguishment and on issuance of convertible promissory notes (including $169 and $2,134 for a related party)	186	2,134
Changes in assets and liabilities:
Prepaid expense and other current assets	(588)	(403)
Other non-current assets	(281)	—
Accounts payable	2,240	(1,832)
Accrued compensation	(1,073)	(221)
Accrued expenses and other current liabilities	268	208
Net cash used in operating activities	(19,980)	(8,492)
Cash flows from financing activities:
Proceeds from the issuance of redeemable convertible preferred stock, net of issuance costs	—	1,591
Proceeds from the issuance of convertible promissory notes (including $3,402 and $9,993 from a related party), net of issuance costs	7,500	9,993
Cash acquired in connection with the Merger	102,113	—
Payment of deferred transaction costs and issuance costs	(2,346)	(22)
Net cash provided by financing activities	107,267	11,562
Net increase in cash and cash equivalents and restricted cash	87,287	3,070
Cash and cash equivalents and restricted cash, at beginning of the period	1,639	3,169
Cash and cash equivalents and restricted cash, at end of the period	$88,926	$6,239
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	88,426	6,239
Restricted cash	500	—
Total cash, cash equivalents and restricted cash, at end of the period	$88,926	$6,239
Supplemental disclosure of cash flow information:
Capital contributions – in-kind services – related party	$—	$60
Premium on issuance of convertible promissory notes (including $169 and $2,134 for a related party)	$186	$2,134
Merger transaction costs recognized in additional paid-in capital	$5,357	$—
Recognition of AlloVir common stock outstanding at the closing of the Merger	$104,990	$—
Issuance of redeemable convertible preferred stock upon conversion of convertible promissory notes	$3,695	$—
Conversion of redeemable convertible preferred stock into common stock in connection with the Merger	$49,694	$—
Conversion of convertible promissory notes and accrued interest in connection with the Merger	$20,799	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Kalaris Therapeutics, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Nature of the Business

Description of the Business

Kalaris Therapeutics, Inc. (“Kalaris” or “the Company”) is a clinical-stage biopharmaceutical company focused on developing and commercializing innovative therapeutics aimed at becoming the standard of care for prevalent retinal diseases for which there is a major unmet medical need. The Company is developing TH103, a novel, clinical-stage anti-vascular endothelial growth factor (“VEGF”) drug, engineered to potentially provide longer lasting and increased anti-VEGF activity in patients with exudative and neovascular retinal diseases.

On March 18, 2025 (the “Closing Date”), AlloVir, Inc., a Delaware corporation (“AlloVir”), consummated the previously announced merger (the “Merger”) pursuant to the terms of the Agreement and Plan of Merger, dated as of November 7, 2024 (the “Merger Agreement”), by and among AlloVir, Aurora Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of AlloVir (“Merger Sub”) and Kalaris Tx, Inc. (formerly Kalaris Therapeutics, Inc.), a Delaware corporation (“Legacy Kalaris”). At the effective time of the Merger (the “Effective Time”), Merger Sub merged with and into Legacy Kalaris, with Legacy Kalaris continuing as a wholly-owned subsidiary of AlloVir and the surviving corporation of the Merger and, after giving effect to the Merger, Legacy Kalaris became a wholly-owned subsidiary of AlloVir. Immediately following the Effective Time, AlloVir changed its name to “Kalaris Therapeutics, Inc.” At the Effective Time, the Company’s business became primarily the business conducted by Legacy Kalaris. The Company's common stock, which was previously listed on The Nasdaq Capital Market and traded under the ticker symbol “ALVR” through the close of business on the Closing Date, commenced trading on The Nasdaq Global Market under the ticker symbol “KLRS” on March 19, 2025. Refer to Note 3, “Merger with AlloVir”, for further details of the Merger.

Samsara BioCapital L.P. and its affiliates (collectively, “Samsara”), the Company's majority stockholder and a related party, have provided Legacy Kalaris with significant equity and debt financing since its inception, and management and operational support services to the Company. Refer to Note 14, “Related Parties,” for further details of the related party transactions with Samsara.

Liquidity

The Company has incurred significant losses and negative cash flows from operations since its inception. During the six months ended June 30, 2025 and 2024, the Company incurred net losses of $21.5 million and $9.1 million, respectively. During the six months ended June 30, 2025 and 2024, the Company had negative cash flows from operations of $20.0 million and $8.5 million, respectively. As of June 30, 2025 and December 31, 2024, the Company had an accumulated deficit of $138.1 million and $116.6 million, respectively. The Company expects to continue to incur substantial losses for the foreseeable future, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenues to support the Company’s operations.

Since its inception, the Company has funded its operations primarily with proceeds from sales of its redeemable convertible preferred stock, issuances of convertible promissory notes and a simple agreement for future equity (“SAFE”), and from cash and cash equivalents of AlloVir received in the Merger.

As of June 30, 2025, the Company had cash and cash equivalents of $88.4 million. The Company expects that the existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the issuance date of these condensed consolidated financial statements.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchanges

Commission (“SEC”) regarding interim financial reporting. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). AlloVir and its subsidiaries’ operating results are included in the Company’s condensed consolidated financial statements from the Closing Date of the Merger. All other accompanying financial data as of December 31, 2024, and for the three and six months ended June 30, 2024, include only the accounts and disclosures of Legacy Kalaris. All intercompany transactions and balances have been eliminated upon consolidation.

As all of the disclosures required by GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with Legacy Kalaris' audited financial statements as of and for the year ended December 31, 2024 filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2025.

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

Unaudited Condensed Financial Statements

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of June 30, 2025 and its results of operations for the three and six months ended June 30, 2025 and 2024 and its cash flows for the six months ended June 30, 2025 and 2024. The results of operations for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any other future annual or interim period. The consolidated balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted from these unaudited condensed consolidated financial statements.

Leases

The Company accounts for leases in accordance with ASC 842, Leases (“ASC 842”). The Company determines whether an arrangement is or contains a lease at the inception of the arrangement and whether such a lease should be classified as a financing lease or operating lease at the commencement date of the lease. The Company does not have any leases classified as financing leases. Operating leases with a term greater than one year are recognized on the consolidated balance sheets as operating right-of-use asset (“ROU asset”) and operating lease liabilities. The Company elected not to recognize the ROU assets and lease liabilities for leases with lease terms of one year or less (short-term leases). Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the lease term. ROU assets are further adjusted for initial direct costs, prepaid rent, or incentives received, if any. The Company considers the lease term to be the noncancelable period that it has the right to use the underlying asset, together with any periods where it is reasonably certain it will exercise an option to extend (or not terminate) the lease. As the interest rate implicit in the Company’s lease contracts is not readily determinable, the Company utilizes its incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments.

Operating lease cost is recognized on a straight-line basis over the lease term. The Company has elected not to separate lease and non-lease components for its real estate leases and instead accounts for each separate lease component and the non-lease components associated with that lease component as a single lease component. Variable lease payments are not included in the measurement of ROU assets and lease liabilities, but rather are recognized as incurred.

Capitalized Software Implementation Costs

The Company incurred costs to implement cloud computing arrangements hosted by third-party vendors. ASC 350-40, Internal-Use Software, requires hosting arrangements that are service contracts to follow the guidance of internal-use software to determine which implementation costs can be capitalized. Implementation costs incurred during the application development stage are capitalized until the software is ready for its intended use. The costs are then amortized on a straight-line basis over the term of the associated hosting arrangement and are recognized as an operating expense with the condensed consolidated statement of operations. As of June 30, 2025 the Company capitalized $0.1 million software implementation costs within other non-current assets on the condensed consolidated balance sheets.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

ASU 2023-09, Income Taxes (Topic 740)

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

ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)

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

3. Merger with AlloVir

On March 18, 2025, the Merger closed, and, pursuant to the Merger Agreement, Merger Sub merged with and into Legacy Kalaris with Legacy Kalaris continuing as a wholly owned subsidiary of AlloVir and the surviving corporation of the Merger. Upon completion of the Merger, AlloVir changed its name to “Kalaris Therapeutics, Inc.” and Legacy Kalaris was renamed to “Kalaris Tx, Inc.”

Subject to the terms and conditions of the Merger Agreement, at the Effective Time, all issued and outstanding shares of the Legacy Kalaris’ common stock (including common stock issued upon conversion of Legacy Kalaris’ redeemable convertible preferred stock and outstanding convertible promissory notes, other than the AlloVir Note (as defined below)) converted into the right to receive 0.2016 shares of AlloVir’s common stock calculated in accordance with an exchange ratio equal to 1:0.2016 (the “Exchange Ratio”). Each award of restricted shares of Legacy Kalaris’ common stock that was unvested and outstanding was converted into and exchanged for the right to receive a number of restricted shares of AlloVir common stock based on the Exchange Ratio. Each outstanding option to purchase shares of Legacy Kalaris’ common stock under the Legacy Kalaris’ 2019 Equity Incentive Plan (the “2019 Plan”), whether vested or unvested, was converted into an option to acquire a number of shares of AlloVir’s common stock based on the Exchange Ratio. Exercise prices of assumed options were determined as the product of the exercise price immediately prior to the Effective Time multiplied by the reciprocal of the Exchange Ratio, and rounding up to the nearest whole cent. There were no changes to any other terms of such options or restricted share awards.

Immediately prior to the Effective Time, (i) the outstanding principal and accrued but unpaid interest on convertible promissory notes issued by Legacy Kalaris in January 2025 (other than the AlloVir Note) converted into 794,499 shares of Series B-2 redeemable convertible preferred stock (the “Series B-2 Stock”) at a price of $4.7851 per share, which then converted on a one-for-one basis into shares of Legacy Kalaris common stock, and (ii) the outstanding principal and accrued but unpaid interest on convertible notes issued by Legacy Kalaris in 2024 converted into shares of Legacy Kalaris’ common stock at a price of $6.20 per share.

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
18,702,418

The Merger was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, Legacy Kalaris was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the fact that, immediately following the Merger: (1) Legacy Kalaris’ stockholders owned a substantial majority of the voting rights of the Company, inclusive of Samsara; (2) Legacy Kalaris designated a majority of the initial members of the board of directors of the Company; and (3) other than with respect to the Company’s chief financial officer, for which the Company has commenced a search for a qualified candidate, the Company's senior management (which are determined by the board of directors of the Company) hold all key positions in senior management of the Company. For accounting purposes, the Merger is treated as the equivalent of Legacy Kalaris issuing stock to acquire the net assets of AlloVir. The reported operating results prior to the Merger are those of Legacy Kalaris. The net assets of AlloVir were recorded at their carrying value in the condensed consolidated financial statements of the Company. Historical common stock share, restricted share awards, common stock options and exercise prices data of Legacy Kalaris have been retroactively recast based on the Exchange Ratio.

AlloVir’s net assets acquired included the following: $102.1 million of cash and cash equivalents, $1.7 million of prepaid expenses and other current assets, and $2.6 million of accounts payable and accrued expenses.

The Company recognized approximately $1.5 million related to AlloVir’s directors’ and officers’ insurance and $0.1 million of share-based compensation expense related to the acceleration of vesting of stock options and restricted stock units as general and administrative expenses at the Effective Time. The Company also incurred transaction costs related to the Merger of approximately $5.4 million, which were recorded as a reduction to additional paid-in capital in the condensed consolidated statement of redeemable convertible preferred stock and stockholders’ equity (deficit) for the six months ended June 30, 2025.

4. Fair Value Measurements

The Company’s fair value hierarchy for its financial instruments measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, were as follows (in thousands):

	Fair Value Measurements
As of June 30, 2025	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash equivalents)	$77,042	$77,042	$—	$—
Total fair value of assets	$77,042	$77,042	$—	$—

	Fair Value Measurements
As of December 31, 2024	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash equivalents)	$1,009	$1,009	$—	$—
Total fair value of assets	$1,009	$1,009	$—	$—
Liabilities:
Derivative liabilities (including $995 for a related party)	$1,042	$—	$—	$1,042
Tranche liability (including $331 for a related party)	365	—	—	365
Total fair value of liabilities	$1,407	$—	$—	$1,407

The Company classifies its money market funds as Level 1 assets under the fair value hierarchy as these assets have been valued using quoted market prices in active markets without any valuation adjustment. The Company classifies its derivative liabilities and tranche liability as Level 3 liabilities under the fair value hierarchy as these liabilities have been valued using pricing models with unobservable inputs supported by little or no market activity that are significant to the fair value of the liabilities. The carrying amounts of prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair value due to their short-term maturities. During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at estimated fair value using Level 3 inputs. There were no transfers within the hierarchy for any period presented.

The Company issued the following financial instruments to be accounted for at fair value on a recurring basis: derivative liabilities embedded in convertible promissory notes, and the tranche liability related to the convertible note financing (Note 7).

The Company estimated the fair value of the derivative liabilities embedded in the convertible promissory notes using a with-and-without scenario analysis. The Company estimated that the embedded change of control feature fair values were minimal based on the low probability of the change of control events during the six months ended June 30, 2025 and 2024.

The following assumptions were used to determine the estimated fair value of the derivative liabilities related to the redemption features as of the issuance dates for the six months ended June 30, 2025:

At Issuance Date (January 10, 2025)
Expected term (in years)	0.2 – 0.3
Probability of achievement	0.0% – 80.0%
Discount rate	8.50%

The following assumptions were used to determine the estimated fair value of the derivative liabilities related to the redemption features as of the issuance date and as of December 31, 2024:

	Issuance Dates	December 31, 2024
Expected term (in years)	0.4 – 1.3	0.2 – 0.4
Probability of achievement	0.0% – 90.0%	0.0% – 80.0%
Discount rate	9.5% – 18.7%	9.0%

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

The following table provides a roll-forward of the aggregate fair values of the Company’s outstanding Level 3 financial instruments during the six months ended June 30, 2025 and 2024 (in thousands):

	Derivative liabilities	Tranche liability
Balance as of December 31, 2023	$—	$—
Initial fair value at issuance	2,132	—
Change in fair value	(311)	—
Balance as of June 30, 2024	$1,821	$—

Balance as of December 31, 2024	$1,042	$365
Initial fair value at issuance	187	—
Change in fair value	(1,229)	(365)
Balance as of June 30, 2025	$—	$—

5. Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Prepaid research and development expenses	$2,072	$388
Prepaid insurance	593	54
Prepaid taxes	249	—
Prepaid professional and legal services	83	525
Other prepaid expenses and other current assets	228	—
Total prepaid expenses and other current assets	$3,225	$967

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued research and development expenses	$2,498	$659
Accrued compensation	686	591
Accrued professional and legal services	645	308
Accrued transaction expenses	—	567
Accrued patent reimbursement costs	—	48
Other accrued expenses and other current liabilities	142	22
Total accrued expenses and other current liabilities	$3,971	$2,195

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

The UCSD Agreement is effective until the expiration date of the longest-lived patent rights or last to be abandoned patent or future patent of the licensed products, whichever is later. The Company can terminate the agreement upon 60 days written notice. UCSD can terminate the agreement in the event of an uncured material breach, such as a failure to make payments due, or to perform under the UCSD Agreement or a violation of any other material term of the UCSD Agreement, that is not cured by the Company within 60 days after a written breach notice provided by UCSD.

The acquisition of the license under the UCSD Agreement, including patent rights and know-how, was accounted for as an asset acquisition. As the acquired technology did not have an alternative use for accounting purposes, the Company recognized the $0.2 million initial cash consideration, $0.1 million patent reimbursement costs incurred prior to the effective date, and $0.2 million related to the obligation to issue shares of the Company’s common stock as research and development expenses. The obligation to issue shares of common stock included two components, the initial shares obligation and the additional shares obligation. The fair value of the initial share obligation was estimated as $0.1 million based on the fair value of 55,440 shares of common stock, which represented 5% of the outstanding fully diluted equity at the effective date. As the initial share obligation was indexed to the Company’s own stock, it was recorded as additional paid-in capital. The additional shares obligation was recognized when the next round of financing closed in March 2022. The Company estimated the fair value of an additional 81,794 shares of common stock as $0.2 million and recognized it as research and development expenses and additional paid-in capital in March 2022. The Company concluded that the contingent payment upon the closing of the Liquidity Event is a derivative liability and should be accounted for at fair value and re-measured until its settlement or expiration. The Company recognized an immaterial amount and $0.1 million in patent reimbursement costs for the three and six months ended June 30, 2025, respectively. As of June 30, 2025 and December 31, 2024, the Company recognized an immaterial amount and $0.2 million related to the UCSD Agreement in accrued expenses and other current liabilities in the condensed consolidated balance sheets, respectively. Through the six months ended June 30, 2025, development milestones totaling $0.1 million have been achieved by the Company and incurred as research and development expenses. The Company did not achieve any development milestones and did not incur any related milestone expense during the three months ended June 30, 2025 and three and six months ended June 30, 2024. The assignment fee derivative liability fair value was estimated to be zero as of June 30, 2025 and December 31, 2024, as the probability of the Liquidity Event was estimated to be zero.

Royalty Agreement with Samsara – Related Party

In July 2024, the Company entered into a royalty agreement (the “Royalty Agreement”) with Samsara, the majority stockholder of the Company and a related party. Under the Royalty Agreement, the Company redeemed 10,080 shares of its common stock issued to Samsara under a restricted stock purchase agreement in exchange for the Company’s agreement to pay Samsara a low single-digit percentage tiered royalty on net sales, if any, of the Company’s products developed using the technology licensed under the UCSD Agreement. Such royalties are payable on a product-by-product and country-by-country basis until the later of (i) ten years after the first commercial sale of such product in such country and (ii) the expiration of the last-to-expire issued claim of the Company’s patents for such product in such country.

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

From July 2024 through June 30, 2025, royalty payments were not probable and estimable and, therefore, no interest expense was recognized for the royalty liability.

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

The 2024 Note was issued to Samsara at the estimated fair value of $12.1 million at the issuance date. Since the convertible promissory notes were issued to a related party and considered not at arm’s length, the total premium of $2.1 million, which was the difference between the fair value at the issuance date and the principal amount of the note, was recognized as a loss on issuance of convertible promissory notes – related party in the condensed consolidated statement of operations and as additional paid-in-capital in the condensed statement of redeemable convertible preferred stock and stockholders’ deficit in March and May 2024 when amounts were advanced under the 2024 Note. The Company recognized a $0.2 million loss on the issuance of convertible promissory notes to a related party for the six months ended June 30, 2025. The Company recognized a $1.3 million and a $2.1 million loss on issuance of convertible promissory notes – related party for the three and six months ended June 30, 2024, respectively. The fair value of convertible promissory notes at issuance was estimated using the probability weighted settlements scenarios model discounted to present value with the following range of assumptions: expected term of 0.4 – 1.3 years, probabilities of scenario achievement of 0.0% – 90.0% and discount rates of 12.3% – 18.7%.

The 2024 Note contained embedded features that provided Samsara the right to receive cash or a variable number of shares upon a change in control or the completion of a capital raising transaction by the Company. These embedded features were required to be bifurcated and accounted for separately as a compound derivative instrument. The embedded features were initially and subsequently measured at fair value, with changes in the fair value recorded as a change in fair value of derivative liabilities – related party in the condensed consolidated statements of operations. The total fair value at issuance of the derivative instrument issued with the 2024 Note was $2.1 million, including $1.1 million for the convertible promissory note issued in March 2024. The derivative liability created a discount on the advances under the 2024 Note that was amortized using the effective interest rate method over the term of the respective advance and recorded as a non-cash interest expense.

The Company recognized a change in the fair value of derivative liability of $0.5 million in the condensed consolidated statements of operations for the six months ended June 30, 2025. The change in the fair value of derivative liability was immaterial for the three and six months ended June 30, 2024. The 2024 Note was converted into shares of common stock, and the derivative liability expired in connection with the closing of the Merger on March 18, 2025.

There was no interest expense for the 2024 Note for the three months ended June 30, 2025. For the six months ended June 30, 2025, interest expense for the 2024 Note was $0.8 million, consisting of $0.2 million of contractual interest expense and $0.6 million in amortization of debt discount arising from the separation of the derivative instrument. For the three and six months ended June 30, 2024, interest expense for the 2024 Note was $0.5 million and $0.6 million, respectively, including $0.2 million of contractual interest expense and $0.3 million and $0.4 million, respectively, in amortization of debt discount arising from the separation of the derivative instrument. In connection with the closing of the Merger, the $10.0 million aggregate outstanding principal amount and $0.9 million accrued interest of the 2024 Note were converted into 1,757,951 shares of Legacy Kalaris common stock at a conversion price of $6.20 per share. The 2024 Note was no longer outstanding as of June 30, 2025.

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

The 2024 Bridge Notes were issued to Samsara and other existing preferred stockholders of the Company at the estimated fair value of $24.5 million at the issuance dates. The premium of $14.5 million, which was the difference between the fair value at the issuance date and the principal amount of the notes, was recognized as additional paid-in-capital in the consolidated statement of redeemable convertible preferred stock and stockholders’ deficit at the issuance date. The fair value of the notes at issuance was estimated using the probability weighted settlements scenarios model discounted to present value with the following range of assumptions: expected term of 0.4 - 0.6 years, probabilities of scenario achievement of 0% - 60% and a discount rate of 9.5%. The aggregate estimated fair value of the 2024 Bridge Notes and the Tranche Liability was $45.9 million as of the issuance date. The Company recognized the excess of the aggregated fair value over net cash proceeds received as non-pro rata distribution to the stockholders, resulting in a loss of $35.9 million at the issuance date, which was recorded as a loss on issuance of convertible promissory notes in the consolidated statement of operations for the year ended December 31, 2024.

The 2024 Bridge Notes contained embedded features that provided Samsara and other stockholders the right to receive cash or a variable number of shares upon a change in control or the completion of a capital raising transaction by the Company. These embedded features were required to be bifurcated and accounted for separately as a compound derivative instrument. The embedded features were initially and subsequently measured at fair value with changes in the fair value recorded as a change in fair value of derivative liabilities in the condensed consolidated statements of operations. The fair value at issuance of the derivative instrument issued with the 2024 Bridge Notes was $1.0 million. The derivative liabilities created a discount on the advances under the 2024 Bridge Notes that were amortized using the effective interest rate method over the term of the respective advance and recorded as a non-cash interest expense. The change in the fair value of derivative liabilities related to the 2024 Bridge Notes was $0 and $0.5 million for the three and six months ended June 30, 2025, respectively. The 2024 Bridge Notes were converted into shares of common stock and the derivative liability expired in connection with the closing of the Merger on the Closing Date.

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

The 2025 Bridge Notes were issued to Samsara and other existing preferred stockholders of the Company at the estimated fair value of $3.9 million at the issuance dates. The premium of $0.2 million, which was the difference between the fair value at the issuance date and the principal amount of the notes, was recognized as additional paid-in-capital in the condensed consolidated statement of redeemable convertible preferred stock and stockholders’ equity (deficit) at the issuance date. The fair value of the notes at issuance was estimated using the probability weighted settlements scenarios model discounted to present value with the following range of assumptions: expected term of 0.2 - 0.3 years, probabilities of scenario achievement of 20% - 80% and a discount rate of 8.5%. The 2025 Bridge Notes contained embedded features that provided Samsara and other stockholders the right to receive cash or a variable number of shares upon a change in control or the completion of a capital raising transaction by the Company. These embedded features were required to be bifurcated and accounted for separately as a compound derivative instrument. The embedded features were initially and subsequently measured at fair value, with changes in the fair value recorded as a change in fair value of derivative liabilities in the condensed consolidated statements of operations. The fair value at issuance of the derivative instrument issued with the 2025 Bridge Notes was $0.2 million. The derivative liabilities created a discount on the advances under the 2025 Bridge Notes that were amortized using the effective interest rate method over the term of the respective advance and recorded as a non-cash interest expense. The change in the fair value of derivative liabilities related to the 2025 Bridge Notes was $0 and $0.2 million for the three and six months ended June 30, 2025, respectively. The 2025 Bridge Notes were converted into shares of Series B-2 Stock and the derivative liability expired in connection with the closing of the Merger on the Closing Date.

The total interest expense for the 2024 Bridge Notes and 2025 Bridge Notes was $0 and $0.6 million for the three and six months ended June 30, 2025, respectively. For the six months ended June 30, 2025, total interest expense consisted of $0.2 million of contractual interest expense and $0.4 million in amortization of debt discount arising from the separation of the derivative instrument. There was no interest expense for the 2024 Bridge Notes and the 2025 Bridge Notes for the three and six months ended June 30, 2024.

In connection with the closing of the Merger, the $10.0 million aggregate outstanding principal amount and $0.3 million accrued interest of the 2024 Bridge Notes converted into 1,660,888 shares of Legacy Kalaris common stock at a conversion price of $6.20 per share and the 2024 Bridge Notes were no longer outstanding as of June 30, 2025. In connection with the closing of the Merger, the $3.75 million aggregate outstanding principal amount and $0.1 million accrued interest of the 2025 Bridge Notes converted into 794,499 shares of Series B-2 Stock at a price of $4.7851 per share, which then converted on a one-for-one basis into shares of Legacy Kalaris common stock, and subsequently into 160,165 shares of AlloVir common stock.

In March 2025, the Company and other noteholders entered into an acknowledgment of conversion and termination agreement to cancel all unfunded tranches included in the 2024 Bridge Notes. The Company recognized no gain and a gain of $0.4 million in the change in fair value of the tranche liability for the three and six months ended June 30, 2025, respectively.

January 2025 AlloVir Convertible Promissory Note

In January 2025, the Company issued the AlloVir Note under which AlloVir funded a principal amount of $3.75 million. At the closing of the Merger on March 18, 2025, the AlloVir Note was cancelled in accordance with its terms.

As of June 30, 2025, the Company does not have any outstanding convertible promissory notes, derivative liabilities or the tranche liability.

8. Leases

In February 2025, the Company entered into a lease agreement for office space in Berkeley Heights, New Jersey. In accordance with ASC 842, the Company has determined the lease commencement will occur upon substantial completion of lessor-owned improvements, which is expected in the third quarter of 2025. The lease is expected to terminate in November 2031. The Company can extend the lease term twice for an additional three years and can terminate the lease after four years and four months after the lease commencement date with a termination penalty of $0.3 million. The total undiscounted payments under this lease are approximately $2.1 million, excluding any extension or termination options. In addition to the base rent, the Company will pay its share of operating expenses and taxes. The lessor will provide a tenant improvement allowance of up to $0.4 million, which the Company intends to fully utilize. As of June 30, 2025, the Company has incurred $0.3 million of costs eligible for the tenant improvement allowance.

In connection with the signing of the lease, the Company secured a letter of credit in favor of the lessor in the amount of $0.5 million, which will be reduced to $0.2 million over five years. The letter of credit is recorded as restricted cash in the condensed consolidated balance sheet as of June 30, 2025.

9. Commitments and Contingencies

Leases

The Company's commitments under its operating leases are described in Note 8.

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

License and Royalty Agreements

The Company is required to pay certain milestone payments contingent upon the achievement of specific development and regulatory events in accordance with the UCSD Agreement (Note 6). Through June 30, 2025, the Company achieved development milestones totaling $0.1 million, which were recorded as research and development expenses. No other milestones were achieved or probable as of June 30, 2025 and December 31, 2024. The Company is required to pay royalties on commercial sales of products developed under the UCSD Agreement. The Company’s product candidate was in clinical development as of June 30, 2025, and no such royalties were due.

The Company is obligated to pay royalties to Samsara under the Royalty Agreement (Note 6). The Company recognized an initial royalty obligation liability in the amount of $32.1 million, which was based on its estimated fair value at the effective date of the Royalty Agreement. Once royalty payments to Samsara are deemed probable and estimable, and if such amounts exceed the royalty liability balance, the Company will impute interest to accrete the royalty obligation on a prospective basis based on such estimates. As of June 30, 2025, these royalties were not probable and estimable.

Legal Contingencies

The Company, from time to time, may be a party to litigation arising in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss.

Litigation Related to Legacy Operations of AlloVir

On January 19, 2024, a purported stockholder of AlloVir filed a lawsuit, captioned Zerbato v. AlloVir, Inc. et al., No. 1:24-cv-10152 (D. Mass.) (the “Securities Class Action”), in the U.S. District Court for the District of Massachusetts (the “Court”) against AlloVir and two of its officers purportedly on behalf of a putative class of stockholders. On April 16, 2024, the Court appointed stockholders Harry Levin and Julio Maurice Bueno as lead plaintiffs and their counsel as lead counsel in the action. On June 17, 2024, lead plaintiffs filed their amended complaint. In the amended complaint, lead plaintiffs asserted claims purportedly on behalf of a putative class of stockholders consisting of persons who purchased or otherwise acquired AlloVir securities between January 11, 2023 and December 21, 2023, inclusive. The amended complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and the related regulations, alleging that the defendants made false and misleading statements and omissions to investors relating to AlloVir’s three Phase 3 studies of posoleucel. The complaint sought, among other things, damages, prejudgment and post-judgment interest, and attorneys’ fees, expert fees and other costs. On April 14, 2025, the parties executed a definitive stipulation and agreement of settlement resolving the claims in the Securities Class Action for $1.0 million. On July 30, 2025, the Court entered an order granting final approval of the settlement and dismissing the Securities Class Action with prejudice.

On October 21, 2024, a purported AlloVir stockholder filed a derivative lawsuit, captioned Lister v. Brainard et al., No. 1:24-cv-12658 (D. Mass.), in the U.S. District Court for the District of Massachusetts against certain of AlloVir’s officers and directors and naming AlloVir as a nominal defendant. The derivative complaint alleged, purportedly on behalf of AlloVir, violations of Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duties, unjust enrichment, waste of corporate assets, gross mismanagement, and abuse of control against the individual defendants and contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934 against Dr. Brainard and Mr. Sinha. These claims were based on substantially identical allegations as the complaint in the above-listed Securities Class Action. The lawsuit sought, among other things, an award of damages and restitution in favor of AlloVir, certain changes to AlloVir’s corporate governance, and attorneys’ fees and costs. On August 1, 2025, the plaintiff filed a notice voluntarily dismissing the derivative lawsuit without prejudice.

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

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2025 and December 31, 2024, the Company does not have any material indemnification claims that were probable or reasonably possible.

10. Redeemable Convertible Preferred Stock

In January 2024, the Company issued 1,280,000 shares of Series B-2 Stock at a price of $1.25 per share for gross cash proceeds of $1.6 million.

Upon the closing of the Merger on March 18, 2025, all outstanding shares of redeemable convertible preferred stock were automatically converted into shares of common stock.

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

The holders of the Company’s redeemable convertible preferred stock had various rights and preferences, including the following:

Liquidation Preference

In the event of any liquidation, dissolution, or winding up of the Company, or a deemed liquidation event, including a merger or consolidation, or a sale or other disposition of all or substantially all of the Company’s assets, the holders of shares of Series A redeemable convertible preferred stock (the “Series A Stock”), Series B-1 redeemable convertible preferred stock (the “Series B-1 Stock”) and Series B-2 Stock were entitled to receive, before any payments are made to the holders of common stock, an amount per share equal to the Series A Stock, Series B-1 Stock and Series B-2 Stock original issuance price of $1.00, $1.00 and $1.25 per share, respectively, plus any dividends declared but unpaid. If the Company’s legally available assets were insufficient to satisfy the Series A Stock, Series B-1 Stock and Series B-2 Stock liquidation preference, then proceeds would be distributed with equal priority and pro rata among the holders of the Series A Stock, Series B-1 Stock and Series B-2 Stock in proportion to the preferential amount each holder was otherwise entitled to receive.

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

11. Common Stock

As of June 30, 2025 and December 31, 2024, shares of common stock reserved for future issuance were as follows:

	June 30,	December 31,
	2025	2024
Redeemable convertible preferred stock, as converted	—	8,699,309
Outstanding stock option awards	1,988,633	1,144,690
Shares available for future options grants under the Equity Plans	1,487,134	222,724
Shares available for grant under the 2020 ESPP	119,326	—
Total shares reserved for future issuance	3,595,093	10,066,723

12. Stock-Based Compensation

Equity Plans

At the closing of the Merger, the Company assumed the 2019 Plan.

In connection with the Merger, AlloVir’s stockholders approved an amendment to AlloVir's 2020 Stock Option and Grant Plan (as amended, the “2020 Plan” and together with the 2019 Plan, the “Equity Plans”) to increase the number of shares reserved for future issuance under the 2020 Plan, which is subject to an annual increase on January 1 of each year from 2026 and thereafter, such that the number of shares of common stock reserved and available for issuance under the 2020 Plan is cumulatively increased by 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lesser number of shares as approved by the plan administrator; to establish the maximum aggregate number of shares of stock that may be issued in the form of incentive stock options (“ISOs”) shall not exceed 15,250,000 and to extend the term of the 2020 Plan to the tenth anniversary of the closing of the Merger.

Under the Equity Plans, the Company may grant ISOs, nonqualified stock options (“NSO”), restricted stock awards (“RSAs”), restricted stock unit awards and other stock awards to the Company’s employees, officers, non-employee directors, consultants, and advisors. Options to purchase common stock may be granted at a price not less than the fair market value as established by the board of directors in the case of both NSOs and ISOs. Stock option grants under the Equity Plans generally vest over four years. All options expire no later than ten years from the date of grant. The exercise price of ISOs granted to an employee who owns more than 10% of the voting power of all classes of stock of the Company shall be no less than 110% of the estimated fair market value of the underlying common stock on the grant date, and the contractual term is no longer than five years.

As of June 30, 2025, 1,588,703 shares of common stock had been authorized for issuance and 222,724 shares were available for future grants under the 2019 Plan and 2,269,474 shares of common stock had been authorized for issuance and 1,264,410 shares were available for future grants under the 2020 Plan.

Stock Options

The Black-Scholes option pricing model, used to estimate the fair value of stock-based awards, requires the use of the following assumptions:

•
Fair Value of Common Stock. Prior to the Merger, the fair market value of Legacy Kalaris' common stock was determined by the board of directors of Legacy Kalaris with assistance from management of Legacy Kalaris and external valuation experts. The approach to estimating the fair market value of common stock is consistent with the methods outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately- Held-Company Equity Securities Issued as Compensation (the “Practice Aid”). After the closing of the Merger, the fair value of common stock is the Company’s closing price per share on the Nasdaq Global Market on the grant date.
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

A summary of option activity under the Equity Plans for the six months ended June 30, 2025 is as follows:

	Outstanding Awards
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	1,144,690	$0.81	9.23	$20,160
Options granted	843,943	7.31
Outstanding as of June 30, 2025	1,988,633	$3.57	9.17	$2,128
Vested and expected to vest as of June 30, 2025	1,988,633	$3.57	9.17	$2,128
Exercisable as of June 30, 2025	497,265	$0.93	8.54	$920

RSAs

In February 2022, the Company issued RSAs to its former president for 203,670 shares and a consultant for 13,577 shares, in each case, at a purchase price of $0.005 per share under the 2019 Plan. The shares related to the former president’s award vest monthly over four years starting from January 2021, while the shares related to the consultant’s award vest monthly over six years starting from January 2020. If and when a RSA vests, the Company will issue one share of common stock for each whole RSA that has vested, subject to satisfaction of the employee's tax withholding obligations. The unvested RSAs are subject to the Company’s right of repurchase upon termination of services at a repurchase price equal to their original purchase price. Shares purchased pursuant to these awards participate in dividends and voting, are legally outstanding, and are presented as outstanding shares; however, for accounting purposes, shares purchased by employees pursuant to RSAs are not considered issued until they vest according to their respective vesting schedules. Unvested awards are excluded from the calculation of net loss attributable to common stockholders as these are considered contingently issuable shares and require services to be performed as these shares continue to vest. Proceeds received from the issuance of RSAs are recorded as a share repurchase liability within accrued expenses and other current liabilities on the condensed consolidated balance sheet and reclassified to additional paid-in capital as such awards vest.

A summary of RSAs activity under the 2019 Plan for the six months ended June 30, 2025 is as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	1,839	$1.71
Vested	(848)	1.71
Unvested as of June 30, 2025	991	$1.71

2020 Employee Stock Purchase Plan

The Company can issue common stock shares to its employees under the 2020 Employee Stock Purchase Plan (the “2020 ESPP”). The number of shares of common stock reserved and available for issuance under the 2020 ESPP is cumulatively increased on each January 1 by the lesser of (i) 53,161 shares of common stock, (ii) 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, and (iii) such number of shares of common stock as determined by the plan administrator. On June 30, 2025, there was an aggregate of 119,326 shares reserved for future issuance under the 2020 ESPP.

The ESPP allows eligible employees to authorize payroll deductions of up to 15% of their base salary or wages up to $25,000 annually to be applied toward the purchase of shares of the Company's common stock on the last trading day of the offering period. Participating employees will purchase shares of the Company's common stock at a discount of up to 15% on the lesser of the closing price of the Company's common stock on the Nasdaq Global Market (i) on the first trading day of the offering period or (ii) the last day of any offering period. The Company utilizes the Black Scholes option pricing model to compute the fair market value of the shares and stock-based compensation expense is recognized over the offering period. Six-month offering periods commence each January 1 and July 1 during the term of the plan, with the plan administrator having the right to establish different offering periods.

The Company did not issue shares of common stock under the 2020 ESPP during the three and six months ended June 30, 2025.

Stock-Based Compensation Expense

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expenses	$213	$143	$307	$150
General and administrative expenses	378	179	658	203
Total stock-based compensation expense	$591	$322	$965	$353

13. Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2025 and 2024 was calculated as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(11,350)	$(5,650)	$(21,546)	$(9,057)
Denominator:
Weighted average common shares outstanding	18,702,418	1,362,481	11,419,020	1,362,481
Less: Weighted-average common shares subject to repurchase	(1,132)	(36,775)	(1,343)	(43,352)
Weighted-average shares outstanding, basic and diluted	18,701,286	1,325,706	11,417,677	1,319,129
Net loss per share attributable to common stockholders, basic and diluted	$(0.61)	$(4.26)	$(1.89)	$(6.87)

The potential shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders as of June 30, 2025 and 2024 because including them would have had an anti-dilutive effect. The excluded shares were as follows:

	June 30,
	2025	2024
Redeemable convertible preferred stock, as converted	—	8,699,309
Outstanding options to purchase common stock	1,988,633	1,105,882
Unvested restricted stock awards	991	32,390
2024 Note[1]	—	1,644,393
Total	1,989,624	11,481,974

1 As of June 30, 2024, the conversion of the 2024 Note into common stock or redeemable convertible preferred stock was dependent on the price of shares that may be issued in connection with the 2024 Note Qualified Financing. The number of shares herein is calculated based on the conversion of the 2024 Note’s outstanding principal and accrued and unpaid interest as of June 30, 2024 into the Company’s preferred stock at the price of $6.20 per share.

14. Related Parties

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

The Company recognized immaterial amounts for the three months ended June 30, 2025 and 2024 and $0.2 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively, as general and administrative expenses, related to the services provided by Samsara under the BSA. The Company recognized immaterial amounts for the three and six months ended June 30, 2025 and 2024 as research and development expenses, related to the services provided by Samsara under the BSA.

In-kind services of $0.1 million were estimated at fair value and recognized as capital contributions to additional paid-in capital for the six months ended June 30, 2024. There was no capital contribution recognized for the three months ended June 30, 2024. Samsara stopped providing in-kind services in July 2024.

As of June 30, 2025 and December 31, 2024, the Company recognized immaterial amounts and $0.1 million in accrued expenses and other current liabilities in the condensed consolidated balance sheets, respectively, related to the services provided by Samsara under the BSA. As of June 30, 2025 and December 31, 2024, the Company recognized immaterial amounts in accounts payable in the condensed consolidated balance sheets, related to the services provided by Samsara under the BSA. The Company recognized a $32.1 million royalty obligation - related party, as a long-term liability, under the Royalty Agreement as of June 30, 2025 and as of December 31, 2024.

The Company issued Samsara convertible promissory notes (Note 7), redeemable convertible preferred stock and common stock. In July 2024, the Company entered into a Royalty Agreement with Samsara (Note 6).

15. Defined Contribution plan

The Company sponsors a 401(k) plan (the “401(k) Plan”), which is designed to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations on eligible compensation. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. The Company’s matching contributions during each of the three and six months ended June 30, 2025 and 2024 were immaterial.

16. Segment Reporting

The Company operates and manages its business as one reportable and operating segment. The CODM reviews and evaluates net loss, as reported in the condensed consolidated statements of operations, for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods on an aggregate basis. The CODM does not review assets at a different level or category than the amounts disclosed in the condensed consolidated balance sheets as total assets. All of the Company’s long-lived assets are located in the United States.

The following is the Company’s summary of segment loss, including significant segment expenses for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
External research and development expenses:
CDMO, CRO and other third-party preclinical studies, clinical trials and consulting costs	$6,915	$2,359	$11,727	$3,874
License fees, milestone payments, and annual maintenance fees related to acquired technologies	—	—	—	50
Internal research and development personnel expenses	1,175	642	2,244	1,018
Other research and development costs	350	210	499	230
General and administrative personnel expenses	1,094	559	1,771	768
Other general and administrative expenses	2,722	417	6,369	810
Interest expense	—	499	1,443	577
Other segment items[1]	(906)	964	(2,507)	1,730
Net loss	$(11,350)	$(5,650)	$(21,546)	$(9,057)

1 Other segment items include change in fair value of tranche liability, change in fair value of derivative liabilities, loss on issuance of convertible promissory notes and other income, net.

17. Subsequent Events

On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of domestic Unites States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. The Company continues to evaluate the impact the new legislation will have on the condensed consolidated financial statements. However, as the assessment is ongoing, the Company is not able to quantify the impact on the condensed consolidated financial statements at this time.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing and commercializing innovative therapeutics aimed at becoming the standard of care for prevalent retinal diseases for which there is a major unmet medical need.

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

Since our inception in September 2019, we have devoted substantially all of our resources to organizing and staffing, business planning, raising capital, acquiring technology, establishing our intellectual property portfolio and performing research and development of our product candidate. We do not have any products approved for sale and have not generated any revenue from product sales or otherwise. We have incurred significant losses and negative cash flows from operations since our inception. Our net losses were $21.5 million and $9.1 million for the six months ended June 30, 2025 and 2024, respectively. Our negative cash flows from operations were $20.0 million and $8.5 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $138.1 million. To date, we have funded our operations primarily from sales of our redeemable convertible preferred stock, issuances of convertible promissory notes and a simple agreement for future equity (“SAFE”), and from cash and cash equivalents of AlloVir, Inc. (“AlloVir”) received in the Merger (as defined below). From inception through June 30, 2025, we have received gross proceeds of $67.5 million from sales of redeemable convertible preferred stock, issuances of convertible promissory notes and a SAFE, and we received cash and cash equivalents of AlloVir of approximately $102.1 million in the Merger.

As of June 30, 2025, we had $88.4 million in cash and cash equivalents. Based on our current operating plans, our management expects that our cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2026. However, management has based these estimates on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect.

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

Additionally, this past spring, the U.S. administration initiated a series of tariff-related actions against U.S. trading partners. In response, several countries have threatened or imposed retaliatory measures. The U.S. has reached agreements with certain of these countries, though the effective date for such agreements are not yet known. While we have not experienced, and do not currently expect to experience, any direct impact from these tariffs and retaliatory measures, the full extent of the future impact of these and other threatened measures remains uncertain. We continue to monitor these tariffs and retaliatory measures and their possible effects on our business.

Recent Financing

In October 2024, Kalaris Tx, Inc. (formerly, Kalaris Therapeutics, Inc), a Delaware corporation (“Legacy Kalaris”) entered into a convertible note purchase agreement with Samsara BioCapital L.P. (“Samsara”) to issue to Samsara and other investors who subsequently joined the agreement up to $25.0 million of convertible promissory notes with a maturity date of May 31, 2025 (the “Convertible Note Financing”). In October and November 2024, Legacy Kalaris received $10.0 million from the initial closings of the Convertible Note Financing. Under the Merger Agreement (as defined below), Legacy Kalaris was permitted to issue additional convertible promissory notes pursuant to the Convertible Note Financing or otherwise to fund its operations prior to the closing of the Merger (as defined below) in an amount not to exceed $15.0 million in the aggregate on a to be converted post-money basis, with up to $7.5 million to be provided by AlloVir and up to $7.5 million to be provided by existing Legacy Kalaris stockholders (the “Additional Permitted Bridge Financing”). In January 2025, as part of the first tranche of the Additional Permitted Bridge Financing, Legacy Kalaris issued a convertible promissory note in an aggregate principal amount of up to $7.5 million to AlloVir (the “AlloVir Note”) under which AlloVir funded a principal amount of $3.75 million, and Legacy Kalaris issued convertible promissory notes in an aggregate principal amount of $3.75 million to existing Legacy Kalaris stockholders. No additional tranches of the convertible notes financing closed prior to the closing of the Merger. Immediately prior to the closing of the Merger, Legacy Kalaris’ outstanding convertible promissory notes held by its existing stockholders were converted into shares of Legacy Kalaris’ common stock or shares of Legacy Kalaris’ Series B-2 redeemable convertible preferred stock (“Series B-2 Preferred Stock”) that were then converted into shares of Legacy Kalaris’ common stock, which, at the effective time of the Merger, were converted into the right to receive shares of AlloVir’s common stock calculated in accordance with the Exchange Ratio (as defined below). Immediately prior to the closing of the Merger, Legacy Kalaris’ outstanding convertible promissory note issued to AlloVir was cancelled.

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

We recognized an immaterial amount and $0.1 million in patent reimbursement costs for the three and six months ended June 30, 2025, respectively. We made a payment of $0.1 million in connection with our achievement of the first development milestone related to the dosing of the first patient in our Phase 1 clinical trial in August 2024, which was recorded as research and development expense in the consolidated statement of operations for the year ended December 31, 2024. No other milestones were achieved or probable through June 30, 2025. No milestone expense was recorded for each of the three and six months ended June 30, 2025 and 2024.

Royalty Agreement with Samsara – Related Party

In July 2024, we entered into a royalty agreement (the “Royalty Agreement”) with Samsara. Under the Royalty Agreement, we redeemed 10,080 shares of our common stock issued to Samsara under a founder’s restricted stock purchase agreement in exchange for our agreement to pay Samsara a low single digit percentage tiered royalty on net sales, if any, of our products developed using the technology licensed under the UCSD Agreement. Such royalties are payable on a product-by-product and country-by-country basis until the later of (i) ten years after the first commercial sale of such product in such country and (ii) the expiration of the last-to-expire issued claim of our patents for such product in such country.

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

Once royalty payments to Samsara are deemed probable and estimable, and if such amounts exceed the initially recorded royalty obligation balance, we will impute interest to accrete the liability on a prospective basis based on such estimates. If and when we make royalty payments under the Royalty Agreement, the royalty obligation balance will be reduced. As of June 30, 2025, royalty payments were not probable and estimable and, therefore, for the three and six months ended June 30, 2025, no interest expense was recognized for the royalty liability.

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

Change in fair value of derivative liabilities

Change in fair value of derivative liabilities represents gains or losses from the remeasurement of the derivative liabilities embedded in the convertible promissory notes issued to Samsara and other investors at the end of each reporting period until settlement or extinguishment. The derivative liabilities expired in connection with the closing of the Merger on the Closing Date.

Interest expense

Interest expense represents non-cash interest expense accrued on issued and previously outstanding convertible promissory notes and amortization of a debt discount on the advances under the convertible promissory note issued to Samsara in March 2024.

Loss on issuance of convertible promissory notes

Loss on issuance of convertible promissory notes represents loss upon the issuance of convertible promissory notes to Samsara and other investors accounted at fair value. All outstanding convertible promissory notes, other than the AlloVir Note, were converted into shares of redeemable convertible preferred stock or common stock of Legacy Kalaris immediately prior to the closing of the Merger on March 18, 2025.

Other income (expense), net

Other income (expense), net includes primarily interest income received from money market investments and bank deposits, and realized and unrealized foreign currency gains (losses).

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Operating expenses:
Research and development	$8,440	$3,211	$5,229
General and administrative	3,816	976	2,840
Total operating expenses	12,256	4,187	8,069
Loss from operations	(12,256)	(4,187)	(8,069)
Other income (expense), net:
Change in fair value of derivative liabilities	—	311	(311)
Interest expense	—	(499)	499
Loss on issuance of convertible promissory notes	—	(1,341)	1,341
Other income, net	906	66	840
Total other income (expense), net	906	(1,463)	2,369
Net loss	$(11,350)	$(5,650)	$(5,700)

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
External costs:
CDMO, CRO and other third-party preclinical studies, clinical trials and consulting costs	$6,915	$2,359	$4,556
Internal costs:
Personnel related costs (including stock-based compensation)	1,175	642	533
Other expense	350	210	140
Total research and development expenses	$8,440	$3,211	$5,229

Research and development expenses increased by $5.2 million, from $3.2 million for the three months ended June 30, 2024, to $8.4 million for the three months ended June 30, 2025. CDMO, CRO and other third-party preclinical studies, clinical trials and consulting costs increased by $4.6 million as we initiated our Phase 1 clinical trial of TH103 in June 2024. CRO and other clinical expenses increased by $0.2 million as we opened additional investigational sites and enrolled patients in our clinical trial. CDMO and other third-party preclinical studies and consulting costs increased by $4.4 million due to the additional manufacturing process development activities and manufacturing of our clinical supplies to support our clinical trial.

Personnel related costs increased by $0.5 million, due to hiring in our research and development organization. This increase in personnel related costs included a $0.1 million increase in stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased by $2.8 million from $1.0 million for the three months ended June 30, 2024 to $3.8 million for the three months ended June 30, 2025. The increase in general and administrative expenses was primarily attributable to an increase of $1.7 million in legal, accounting and other professional and outside services, an increase of $0.2 million related to directors' and officers’ insurance recognized following the closing of the Merger, an increase of $0.5 million in personnel related expenses and an increase of $0.4 million in other expenses. General and administrative expenses increased as we invested in our corporate infrastructure and in connection with the closing of the Merger.

Change in fair value of derivative liabilities

We did not recognize any change in the fair value of derivative liabilities for the three months ended June 30, 2025. We recognized a $0.3 million gain for the three months ended June 30, 2024, related to the changes in the fair value of derivative liabilities embedded into convertible promissory notes issued to Samsara and other investors. We estimated the fair value of the derivative liabilities embedded in the convertible promissory notes using a with-and-without scenario analysis. Refer to Note 4, Fair Value Measurements, in our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details. All outstanding convertible promissory notes, other than the AlloVir Note, were converted into either shares of redeemable convertible preferred stock or common stock and the derivative liability expired in connection with the closing of the Merger on March 18, 2025.

Interest expense

We recognized no interest expense for the three months ended June 30, 2025. We recognized $0.5 million of interest expense for the three months ended June 30, 2024, which included the accrued interest and amortization of debt discount related to issued and outstanding convertible promissory notes issued to Samsara and other investors. Refer to Note 7, Convertible Promissory Notes, in our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details.

Loss on issuance of convertible promissory notes

We recognized no loss on issuance of convertible promissory notes for the three months ended June 30, 2025 as no additional notes were issued. We recognized $1.3 million of loss on issuance of convertible promissory notes to Samsara and other investors for the three months ended June 30, 2024. The loss on issuance of convertible promissory notes was related to the premium recognized at the issuance of the notes in May 2024. Refer to Note 7, Convertible Promissory Notes, in our condensed consolidated financial statements included elsewhere in this Quarterly Report, for additional details.

Other income, net

Other income, net of $0.9 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, primarily consisted of interest income received from money market investments and foreign currency gains (losses).

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Operating expenses:
Research and development	$14,470	$5,172	$9,298
General and administrative	8,140	1,578	6,562
Total operating expenses	22,610	6,750	15,860
Loss from operations	(22,610)	(6,750)	(15,860)
Other income (expense), net:
Change in fair value of tranche liability	365	—	365
Change in fair value of derivative liabilities	1,229	311	918
Interest expense	(1,443)	(577)	(866)
Loss on issuance of convertible promissory notes	(186)	(2,134)	1,948
Other income, net	1,099	93	1,006
Total other income (expense), net	1,064	(2,307)	3,371
Net loss	$(21,546)	$(9,057)	$(12,489)

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
External costs:
CDMO, CRO and other third-party preclinical studies, clinical trials and consulting costs	$11,727	$3,874	$7,853
License fees, milestone payments and annual maintenance fees related to acquired technologies	—	50	(50)
Internal costs:
Personnel related costs (including stock-based compensation)	2,244	1,018	1,226
Other expense	499	230	269
Total research and development expenses	$14,470	$5,172	$9,298

Research and development expenses increased by $9.3 million, from $5.2 million for the six months ended June 30, 2024, to $14.5 million for the six months ended June 30, 2025. CDMO, CRO and other third-party preclinical studies, clinical trials and consulting costs increased by $7.9 million as we initiated our Phase 1 clinical trial in TH103 in June 2024. CRO and other clinical expenses increased by $1.2 million as we opened additional investigational sites and enrolled patients in our clinical trial. CDMO and other third-party preclinical studies and consulting costs increased by $6.7 million due to the additional manufacturing process development activities and manufacturing of our clinical supplies to support our clinical trial.

Personnel related costs increased by $1.2 million due to hiring in our research and development organization. This increase in personnel related costs included a $0.1 million increase in stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased by $6.5 million, from $1.6 million for the six months ended June 30, 2024 to $8.1 million for the six months ended June 30, 2025. The increase in general and administrative expenses was primarily attributable to an increase of $3.1 million in legal, accounting and other professional and outside services, an increase of $1.7 million related to directors' and officers’ insurance recognized following the closing of the Merger, an increase of $1.0 million in personnel related expenses and an increase of $0.7 million in other expenses. General and administrative expenses increased as we invested in our corporate infrastructure and in connection with the closing of the Merger.

Change in fair value of tranche liability

We recognized a $0.4 million gain for the six months ended June 30, 2025, related to the changes in the fair value of tranche liability. We did not issue tranche liability for the six months ended June 30, 2024. The convertible promissory notes issued in the Convertible Note Financing in October and November 2024 and amended in November 2024 included three subsequent tranches for the issuance of convertible promissory notes at the predetermined conversion price that were concluded to be liabilities and are accounted for at fair value until the tranches’ expiration or settlement. The fair value of the tranche liability is estimated using a probability weighted scenario analysis discounted to the current period. Refer to Note 4, Fair Value Measurements, in our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details. In January 2025, as part of the first tranche of the Additional Permitted Bridge Financing, we issued additional convertible promissory notes for $3.75 million and one of three tranches was settled. In March 2025, we and other noteholders entered into an acknowledgment of conversion and termination agreement to cancel all unfunded tranches and the tranche liability expired unexercised.

Change in fair value of derivative liabilities

We recognized $1.2 million and $0.3 million gain for the six months ended June 30, 2025 and 2024, respectively, related to the changes in the fair value of derivative liabilities embedded into convertible promissory notes issued to Samsara and other investors. We estimated the fair value of the derivative liabilities embedded in the convertible promissory notes using a with-and-without scenario analysis. Refer to Note 4, Fair Value Measurements, in our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details. All outstanding convertible promissory notes, other than the AlloVir Note, were converted into either shares of redeemable convertible preferred stock or common stock and the derivative liability expired in connection with the closing of the Merger on March 18, 2025.

Interest expense

We recognized $1.4 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively, of interest expense, which included the accrued interest and amortization of debt discount related to issued and outstanding convertible promissory notes issued to Samsara and other investors. Refer to Note 7, Convertible Promissory Notes, in our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details.

Loss on issuance of convertible promissory notes

We recognized $0.2 million and $2.1 million of loss on issuance of convertible promissory notes to Samsara and other investors for the six months ended June 30, 2025 and 2024, respectively. The decrease of $1.9 million in loss on issuance of convertible promissory notes was related to the lower amount of premium recognized at the issuance of the notes in January 2025 compared to the premium on the notes issued in March 2024 and May 2024. Refer to Note 7, Convertible Promissory Notes, in our condensed consolidated financial statements included elsewhere in this Quarterly Report, for additional details.

Other income, net

Other income, net of $1.1 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively, primarily consisted of interest income received from money market investments and foreign currency gains (losses).

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. From inception, we have primarily funded our operations from sales of redeemable convertible preferred stock, issuances of convertible promissory notes and a SAFE, and from cash and cash equivalents of AlloVir received in the Merger. From inception through June 30, 2025, we have received gross proceeds of $67.5 million from sales of redeemable convertible preferred stock, issuances of convertible promissory notes and a SAFE, and we received cash and cash equivalents of AlloVir of approximately $102.1 million in the Merger. As of June 30, 2025, we had $88.4 million in cash and cash equivalents.

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

We have incurred significant losses and negative cash flows from operations since our inception. As of June 30, 2025, we had an accumulated deficit of $138.1 million. Based on our current operating plans, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2026. However, we have based these estimates on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect.

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

Cash Flows

The following table summarizes primary sources and uses of cash for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(19,980)	$(8,492)
Net cash provided by financing activities	107,267	11,562
Net increase in cash, cash equivalents and restricted cash	$87,287	$3,070

Operating Activities

Net cash used in operating activities was $20.0 million and $8.5 million for the six months ended June 30, 2025 and 2024, respectively.

Cash used in operating activities for the six months ended June 30, 2025, was primarily due to a net loss of $21.5 million, offset by non-cash charges of $1.0 million and further offset by net changes of $0.6 million in the net operating assets and liabilities. Non-cash changes primarily consist of a $1.0 million stock-based compensation expense, a gain of $1.2 million related to the change in fair value of derivative liabilities, a gain of $0.4 million related to the change in fair value of tranche liability, non-cash interest expense of $1.4 million and loss on issuance of convertible promissory notes of $0.2 million. The change in net operating assets and liabilities was primarily due to an increase in prepaid expenses and other current assets of $0.6 million, an increase in other non-current assets of $0.3 million, an increase in accounts payable of $2.2 million, a decrease in accrued expenses and other current liabilities of $0.3 million, and a decrease of $1.1 million in accrued compensation.

Cash used in operating activities for the six months ended June 30, 2024, was primarily due to a net loss of $9.1 million, offset by non-cash charges of $2.8 million and increased by net changes of $2.2 million in the net operating assets and liabilities. Non-cash changes primarily consist of a loss on issuance of convertible promissory notes of $2.1 million, a non-cash interest expense of $0.6 million, stock-based compensation expense of $0.4 million, and offset by $0.3 million gain related to the change in fair value of derivative liabilities. The change in net operating assets and liabilities was primarily due to a decrease in accounts payable of $1.8 million, an increase in prepaid expenses and other current assets of $0.4 million, a decrease in accrued compensation of $0.2 million, and a decrease in accrued expenses and other current liabilities of $0.2 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was $107.3 million, which consisted of $102.1 million of cash and cash equivalents of AlloVir received in connection with the Merger, proceeds from the issuance of a convertible promissory note of $7.5 million, partially offset by payments of deferred transaction costs and issuance costs related to the Merger of $2.3 million.

Cash provided by financing activities for the six months ended June 30, 2024 was $11.6 million, which consisted of $10.0 million net cash proceeds from the issuance of convertible promissory notes and $1.6 million from the issuance of redeemable convertible preferred stock to existing and new investors.

Contractual and Other Obligations

We enter into contracts in the normal course of business with CDMOs for clinical supply manufacturing, with CROs for clinical trials and with other vendors for preclinical studies, supplies and other products and services for operating purposes. These agreements generally provide for termination at the request of either party generally with less than one-year notice and, therefore, our management believes that non-cancellable obligations under these agreements are not material. We do not currently expect any of these agreements to be terminated and did not have any non-cancellable obligations under these agreements as of June 30, 2025 and December 31, 2024.

We are required to pay certain milestone payments contingent upon the achievement of specific development and regulatory events in accordance with the UCSD Agreement. Refer to Note 6, Significant Agreements, in our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details. As of June 30, 2025 and December 31, 2024, we recognized an immaterial amount and $0.2 million related to the UCSD Agreement in accrued expenses and other current liabilities in the condensed consolidated balance sheets, respectively. Through the six months ended June 30, 2025, development milestones totaling $0.1 million have been achieved and incurred as research and development expenses. We did not achieve any development milestones and did not incur any related milestone expense during the three months ended June 30, 2025 and three and six months ended June 30, 2024. We are required to pay royalties on sales of products developed under the UCSD Agreement. Our product candidate was in development as of June 30, 2025 and December 31, 2024 and no such royalties were due.

We are obligated to pay royalties to Samsara under the Royalty Agreement. Refer to Note 6, Significant Agreements, in our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details. We recognized an initial royalty liability in the amount of $32.1 million, which was based on its estimated fair value at the effective date of the Royalty Agreement. Once royalty payments to Samsara are deemed probable and estimable, and if such amounts exceed the royalty liability balance, we will impute interest to accrete the royalty liability on a prospective basis based on such estimates. As of June 30, 2025 these royalties were not probable and estimable.

In February 2025, we entered into a lease agreement for office space in Berkeley Heights, New Jersey. The lease is expected to commence in the third quarter of 2025 and to terminate in November 2031. We can extend the lease term twice for an additional three years and can terminate the lease after four years and four months after the lease commencement date with a termination penalty of $0.3 million. Total undiscounted payments under this lease are approximately $2.1 million. In addition to the base rent, we will pay our share of operating expenses and taxes. The lessor will provide a tenant improvement allowance of up to $0.4 million, which we intend to utilize.

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

There have been no material changes to our critical accounting estimates from those described in “Kalaris' Management’s Discussion and Analysis of Financial Conditions and Results of Operations” filed as Exhibit 99.4 to our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the "SEC") on March 18, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”), and Chief Accounting Officer (“CAO”) (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, the CEO and the CAO have concluded that our disclosure controls and procedures were not effective as of June 30, 2025, because of the material weaknesses in our internal control over financial reporting described below.

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2024 which remain unremediated as of June 30, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

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

Remediation Plans

We have begun taking measures, and plan to continue to take measures, to remediate these material weaknesses. We are actively recruiting additional accounting personnel with appropriate experience, certification, education and training. For example, following the closing of the Merger, AlloVir’s Chief Accounting Officer serves as our Chief Accounting Officer, and AlloVir’s Controller serves as our Controller. In addition, in April 2025, we appointed a new member to our board of directors, who was also appointed as chair of the audit committee of the board of directors and was deemed to be an audit committee financial expert. We are in the process of implementing additional measures and risk assessment procedures designed to improve our disclosure controls and procedures and internal control over financial reporting to address the underlying causes of these material weaknesses, including the implementation of appropriate segregation of duties, formalization of accounting policies and controls, and implementation of accounting systems to automate manual processes. We have engaged financial consultants to assist with the implementation of internal controls over financial reporting and are actively recruiting a chief financial officer. To the extent that we are not able to hire and retain such individuals or are unable to successfully design and implement such controls, the material weaknesses identified may not be remediated and we may be required to record additional adjustments to our financial statements in the future or otherwise not be able to produce timely or accurate financial statements. The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above, the controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are effective. These remediation measures will be time-consuming and require financial and operational resources. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that may lead to a restatement of our financial statements or cause us to fail to meet our reporting obligations.

Changes in Internal Control Over Financial Reporting

Except as discussed above under “Remediation Plans”, there were no changes in our internal control over financial reporting during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Litigation related to legacy operations of AlloVir

On January 19, 2024, a purported stockholder of AlloVir filed a lawsuit, captioned Zerbato v. AlloVir, Inc. et al., No. 1:24-cv-10152 (D. Mass.) (the “Securities Class Action”), in the U.S. District Court for the District of Massachusetts (the “Court”) against AlloVir and two of its officers purportedly on behalf of a putative class of stockholders. On April 16, 2024, the Court appointed stockholders Harry Levin and Julio Maurice Bueno as lead plaintiffs and their counsel as lead counsel in the action. On June 17, 2024, lead plaintiffs filed their amended complaint. In the amended complaint, lead plaintiffs asserted claims purportedly on behalf of a putative class of stockholders consisting of persons who purchased or otherwise acquired AlloVir securities between January 11, 2023 and December 21, 2023, inclusive. The amended complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and the related regulations, alleging that the defendants made false and misleading statements and omissions to investors relating to AlloVir’s three Phase 3 studies of posoleucel. The complaint sought, among other things, damages, prejudgment and post-judgment interest, and attorneys’ fees, expert fees and other costs. On April 14, 2025, the parties executed a definitive stipulation and agreement of settlement resolving the claims in the Securities Class Action for $1.0 million. On July 30, 2025, the Court entered an order granting final approval of the settlement and dismissing the Securities Class Action with prejudice.

On October 21, 2024, a purported AlloVir stockholder filed a derivative lawsuit, captioned Lister v. Brainard et al., No. 1:24-cv-12658 (D. Mass.), in the U.S. District Court for the District of Massachusetts against certain of AlloVir’s officers and directors and naming AlloVir as a nominal defendant. The derivative complaint alleged, purportedly on behalf of AlloVir, violations of Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duties, unjust enrichment, waste of corporate assets, gross mismanagement, and abuse of control against the individual defendants and contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934 against Dr. Brainard and Mr. Sinha. These claims were based on substantially identical allegations as the complaint in the above-listed Securities Class Action. The lawsuit sought, among other things, an award of damages and restitution in favor of AlloVir, certain changes to AlloVir’s corporate governance, and attorneys’ fees and costs. On August 1, 2025, the plaintiff filed a notice voluntarily dismissing the derivative lawsuit without prejudice.

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

Since inception, we have incurred significant operating losses. Our net losses were $21.5 million and $9.1 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had cash and cash equivalents of $88.4 million and an accumulated deficit of $138.1 million.

We do not have any products approved for sale and have not generated any revenue from product sales or otherwise. To date, we have funded our operations primarily from sales of redeemable convertible preferred stock, issuances of convertible promissory notes and a SAFE, and from cash and cash equivalents of AlloVir received in the Merger. We have devoted substantially all of our resources to organizing and staffing, business planning, raising capital, acquiring our technology, establishing our intellectual property portfolio and performing research and development of our product candidate. We are in the early stages of development of our lead product candidate, TH103. We received investigational new drug (“IND”) clearance for TH103 for the treatment of patients with neovascular, or wet, age-related macular degeneration (“nAMD”), in June 2024 and, in August 2024, we treated the first patient in our Phase 1 open-label clinical trial to investigate the safety, tolerability, dose range and pharmacokinetic profile or intravitreal injection of TH103 in patients with nAMD.

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

We initiated clinical development of our lead product candidate, TH103, in June 2024, and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must succeed in completing development of, obtaining marketing approval for and eventually commercializing, one or more products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including:

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

As of June 30, 2025, we had cash and cash equivalents of $88.4 million. Based on our current operating plans, our management expects that our cash and cash equivalents as of June 30, 2025 will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2026. However, we have based these estimates on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of TH103 or other product candidates that we may pursue is highly uncertain, at this time we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any product candidate. Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. We will not generate commercial revenues unless and until we can achieve sales of products, which we do not anticipate for a number of years, if at all. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all, and we may be impacted by the economic climate and market conditions. For example, market volatility resulting from general United States or global economic or market conditions, including related to any health epidemics, pandemics or other contagious outbreaks could also adversely impact our ability to access capital as and when needed. Alternatively, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

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

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2024 which remain unremediated as of June 30, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

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

These material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected. We have begun taking measures, and plan to continue to take measures, to remediate these material weaknesses. We are actively recruiting additional accounting personnel with appropriate experience, certification, education and training. For example, following the closing of the Merger, AlloVir’s Chief Accounting Officer serves as our Chief Accounting Officer, and AlloVir’s Controller serves as our Controller. In addition, in April 2025, we appointed a new member to our board of directors, who was also appointed as chair of the audit committee of the board of directors and was deemed to be an audit committee financial expert. We are in the process of implementing additional measures and risk assessment procedures designed to improve our disclosure controls and procedures and internal control over financial reporting to address the underlying causes of these material weaknesses, including the implementation of appropriate segregation of duties, formalization of accounting policies and controls, and implementation of accounting systems to automate manual processes. We have engaged financial consultants to assist with the implementation of internal controls over financial reporting and are actively recruiting a chief financial officer. To the extent that we are not able to hire and retain such individuals or are unable to successfully design and implement such controls, the material weaknesses identified may not be remediated and management may be required to record additional adjustments to our financial statements in the future or otherwise not be able to produce timely or accurate financial statements. The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above, the controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are effective. These remediation measures will be time-consuming and require financial and operational resources. If our management concludes that our internal control over financial reporting is not effective, such a determination could adversely affect investor confidence in us and the valuation of our common stock.

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
•
regulators may withdraw their approval of a product or impose restrictions on our distribution; and
•
business interruptions resulting from any health epidemics, pandemics or other contagious outbreaks may result in adverse effects on our business and operations.

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

Emerging biopharmaceutical companies advancing therapeutic candidates through clinical trials to treat nAMD include 4D Molecular Therapeutics, Inc. (“4D Molecular Therapeutics”), Adverum Biotechnologies, Inc. (“Adverum”), RegenexBio, Eyepoint Pharmaceuticals, Inc. (“Eyepoint Pharmaceuticals”) and Ocular Therapeutix, Inc. (“Ocular Therapeutix”) among others. 4D Molecular Therapeutics, Adverum and RegenexBio are each advancing anti-VEGF gene therapy candidates to treat nAMD. 4D Molecular Therapeutics’ product candidate is in an ongoing Phase 3 trial for nAMD and a Phase 1 trial for DME, Adverum’s product candidate is in an ongoing Phase 3 trial and RegenexBio’s product candidate is in a pivotal clinical trial for nAMD and a Phase 2 trial for a potential DR treatment. Eyepoint Pharmaceuticals is developing a sustained release, small molecule pan-VEGF inhibitor, which is currently under evaluation in ongoing Phase 3 trials for nAMD and a Phase 2 trial for DME. Ocular Therapeutix is currently conducting Phase 3 trials of axitinib intravitreal implant, a small molecule tyrosine kinase inhibitor to treat nAMD, which is also being evaluated in a Phase 1/2 trial for DR.

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

Our reliance on these third parties for product development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with good clinical practices (“GCPs”) for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities in Europe and other jurisdictions have similar requirements. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

Given the nature of biologics manufacturing, there is a risk of contamination during manufacturing. Any contamination could materially harm our or our CDMOs’ ability to produce TH103 or any other product candidate it may develop on schedule and could harm our results of operations and cause reputational damage. Some of the raw materials that we require in our manufacturing process are derived from biologic sources. Such raw materials may be difficult to procure and may be subject to contamination or recall.

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

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely, and expect to continue to rely, on third-party CDMOs for both drug substance and finished drug product, as well as for commercial manufacture of any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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

On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed the draft DAP guidance from its website. That action, along with similar actions by the Trump Administration to remove many other healthcare webpages, is currently the subject of ongoing litigation. On July 3, 2025, the U.S. District Court for the District of Columbia ruled that the administration’s actions to remove these webpages, including the draft DAP guidance, is unlawful under the Administrative Procedure Act (the “APA”). The court ordered the restoration of many of these webpages. In late July 2025, the FDA restored the draft DAP guidance to its website with a statement that "information on this page may be modified and/or removed in the future subject to the terms of the court's order and implemented consistent with applicable law." Accordingly, in light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider diversity action plans in connection with its review of marketing applications.

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

In addition, we could be adversely affected by several significant administrative law cases decided by the United States Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The United States Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as the FDA acted within its statutory authority under the APA. Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and the Centers for Medicare & Medicaid Services (“CMS”) that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.

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

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency (“MHRA”), is responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland). On April 28, 2025, the United Kingdom Parliament adopted amendments to improve and strengthen the United Kingdom’s clinical trials regulatory regime; they will take effect on April 28, 2026. These changes were needed since the current United Kingdom requirements are based upon the now-repealed EU Clinical Trials Directive (2001/20/EC), which has been replaced by the European Clinical Trials Regulation (Regulation EU No 536/2014). Since the United Kingdom left the European Union prior to the date on which the EU Clinical Trials Regulation took effect, the United Kingdom’s legal framework did not benefit from the same revisions as occurred at European Union level.

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

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the European Union pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. On April 10, 2024, the European Parliament adopted a position on the proposal requesting several amendments to the package. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term. On June 4, 2025, after almost two years of negotiations among the European Union Member States, the Council of the European Union adopted its position on the proposed overhaul of the European Union general pharmaceutical legislative framework, which is known as the new Pharma Package. This proposal will now be the subject of additional negotiations and technical meetings, with the objective of reaching agreement on issues such as the regulatory data protection framework and the access and supply obligations.

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

The FDA and comparable regulatory agencies in foreign jurisdictions, such as the EMA and the Committee for Medicinal Products for Human Use (“CHMP”), play a vital role in the development of our product candidates by providing guidance on our clinical development programs and reviewing and approving our regulatory submissions, including INDs, requests for special designations and marketing applications. If these oversight and review activities are disrupted or delayed, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner.

For example, the loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidate. Pursuant to President Trump's E.O. 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of HHS announced on March 27, 2025, a reorganization and reduction in force across the Department of approximately 20,000 employees (82,000 to 62,000), with FDA’s workforce of approximately 20,000 to decrease by 3,500 full-time employees. Subsequently, the FDA indicated that roughly a quarter of those employees who received RIF notices had been reinstated. On July 14, 2025, following litigation reaching the U.S. Supreme Court, the administration began to carry out these layoffs across HHS, including the FDA. There are also ongoing deliberations within the administration and Congress over potentially substantial proposed cuts to the overall budget for HHS and funding of the FDA for the 2026 federal fiscal year.

While the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under the Prescription Drug User Fee Act (“PDUFA”), it remains unclear how the administration’s FDA reduction in force and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidate in a timely manner. For example, while the FDA reduction in force did not reportedly specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. As of July 15, 2025, there has been at least one report in which the FDA failed to meet a PDUFA goal date for approval of an NDA due to heavy workload and limited resources. In addition, while currently unclear, there is a risk that the FDA reduction in force and budget cutbacks could threaten the integrity of the PDUFA program itself. That is because, for the FDA to obligate user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program (“SIP”) to import certain prescription products from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America (“PhRMA”) but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of products from Canada. North Dakota and Virginia have passed legislation establishing workgroups to examine the impact of a state importation program. As of May 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted Section 804 Importation Program proposals to the FDA. On January 5, 2023, the FDA approved Florida’s plan for Canadian importation. On May 21, 2025, the FDA announced that it would offer individual states the opportunity to submit a draft proposal for pre-review and meet with the agency to obtain initial feedback from FDA prior to formally submitting their section 804 importation program (“SIP”) proposal. The intent of these meetings is to assist states in developing their proposals by further clarifying requirements, enhancing the quality of proposals submitted to the agency and ultimately shortening the review timeline.

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

On August 16, 2022, the IRA was enacted. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription product coverage. The IRA also, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. Further, the IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is unclear how any additional challenges or future healthcare reform measures will impact the ACA.

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

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost products paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years. With passage of the One Big Beautiful Bill Act (“OBBBA”) in July 2025, Congress expanded the exemption from this provision to drugs and biologics with multiple orphan drug designations. Since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.

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

On June 6, 2023, Merck & Co. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. HHS has generally won the substantive disputes in these cases or succeeded in getting claims dismissed for lack of standing. Most of these cases are now on appeal. On October 30, 2024, the U.S. Court of Appeals for the Third Circuit heard oral argument in three of these cases. In April 2025, the U.S. Court of Appeals for the Second Circuit and the U.S. Court of Appeals for the Third Circuit heard argument in an additional three cases. On May 8, 2025, the Third Circuit rejected AstraZeneca’s challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the constitution since there is no protected property interest in selling goods to Medicare beneficiaries at a price higher than what the government is willing to pay in reimbursement. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

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

Subsequently, on May 12, 2025, President Trump issued an additional Executive Order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The Executive Order directs the Secretary of HHS to communicate most-favored-nation (“MFN”) price targets to pharmaceutical manufacturers to bring prices in line with comparably developed nations. The Executive Order further provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes MFN pricing in the United States. On May 20, 2025, HHS indicated that the proposed MFN pricing will apply only to brand products without generic or biosimilar competition and the reference foreign countries will include only those in which the branded product similarly does not have generic or biosimilar competition. Second, HHS indicated that the MFN target price will be the lowest price in a country that is a member of the Organization for Economic Co-operation and Development (“OECD”), with a gross domestic product (“GDP”), per capita of at least 60% of the U.S. GDP per capita. Based on previous estimates, there are likely at least 22 OECD countries that would satisfy this criterion.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription product and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. This may be especially true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval.

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

This past spring, the Trump Administration initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, the President issued an Executive Order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement (“USMCA”), and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the administration delayed the effective date of such tariffs for all countries except China. Later, the United States and China reached a framework agreement that resulted in the suspension of the higher reciprocal tariffs on China until August 10, 2025. Three other countries, the United Kingdom, Vietnam and Indonesia, have also reached deals with the United States that include reduced tariff rates and other measures. The administration has not indicated the effective date for these deals. Recently, the administration announced an extension of the deadline for the effective date of the country-specific tariffs for all remaining countries.

Currently, the 10% baseline tariff announced in April 2025 remains in effect, in addition to the other tariffs on China (a minimum of an additional 20% as of July 15, 2025) and Canada and Mexico (25% as of July 15, 2025 for goods that are not covered by the USMCA). Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on CDMOs and other service providers that operate in China.

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

General Risks Related to Us

Changes in tax laws or in their implementation or interpretation could adversely affect our business and financial condition.

Income, sales, use or other tax laws, statutes, rules, or regulations could be enacted or amended at any time, which could affect our business or financial condition, including causing potentially adverse impacts to our effective tax rate, tax liabilities, and cash tax obligations. For example, the IRA was signed into law in August 2022, and the OBBBA was signed into law in July 2025. The IRA introduced new tax provisions, including a one percent excise tax imposed on certain stock repurchases by publicly traded companies. The one percent excise tax generally applies to any acquisition of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. The OBBBA contains numerous tax provisions that we are currently in the process of evaluating, and which may significantly affect our business or financial condition. The recent changes under the OBBBA include tax rate extensions and changes to the business interest deduction limitation, the expensing of domestic research and development expenditures (in contrast to the continued capitalization and amortization of foreign research and development expenditures), the bonus depreciation deduction rules, and the international tax framework. Regulatory guidance under the IRA, the OBBBA, and other tax-related legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to changes to federal tax legislation.

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

•
we were required to wait at least 60 calendar days after the date of the Current Report on Form 8-K following the closing of the Merger to file a Form S-8 for any equity plans or awards such as the 2020 Stock Option and Grant Plan, as amended (the “2020 Plan”) and the 2019 Equity Incentive Plan, as amended (the “2019 plan”);
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

Our executive officers, directors and principal stockholders, in the aggregate, beneficially owned approximately 75.86% of our outstanding shares of common stock as of June 30, 2025. As a result, if these stockholders were to choose to act together (or, in the case of Samsara LP, alone), they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together (or, in the case of Samsara LP, alone), they would be able to control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. In addition, as a result of this concentration of ownership, there may be a limited number of shares of our common stock that are not held by officers, directors and the principal stockholder, thereby adversely impacting the liquidity of our common stock and potentially depressing the price at which stockholders may be able to sell shares of common stock.

Samsara LP, our principal stockholder, beneficially owns greater than 50% of our outstanding shares of capital stock, which has caused us to be deemed a “controlled company” under the rules of Nasdaq.

Samsara LP controlled approximately 61.21% of the voting power of our capital stock as of June 30, 2025. As a result, Samsara LP owns more than 50% of our outstanding capital stock, and as such, we are a “controlled company” under the rules of Nasdaq. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and, as such, can elect to be exempt from certain corporate governance requirements, including requirements that:

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

Item 5. Other Information.

Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2025.

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

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K (File No. 001-39409) filed on March 18, 2025).
10.1

Employment Agreement, dated April 10, 2025, by and between Andrew Oxtoby and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39409) filed on April 16, 2025).

10.2

Employment Agreement, dated May 12, 2025, by and between Matthew Feinsod and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39409) filed on May 14, 2025).

10.3

Offer Letter, dated December 17, 2024, by and between Brett Hagen and the Registrant, as amended by that certain Offer Letter Amendment, dated April 15, 2025 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39409) filed on May 14, 2025).

10.4	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39409) filed on May 14, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Kalaris Therapeutics, Inc.

Date: August 13, 2025	By:	/s/ Andrew Oxtoby
Andrew Oxtoby
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Brett Hagen
Brett Hagen
Chief Accounting Officer
(Principal Financial and Accounting Officer)