Form 10-Q
period 2025-09-30
Kalaris Therapeutics, Inc.
filed 2025-11-12
CIK 1754068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 001-39409

KALARIS THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-1971007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Connell Drive, Suite 5500 Berkeley Heights, New Jersey	07922
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 249-2727

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	KLRS	The Nasdaq Global Market

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

As of November 5, 2025, the registrant had 18,702,418 shares of common stock, $0.0001 par value per share, outstanding.

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
•
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Kalaris Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$42,387	$1,639
Short-term investments	34,612	—
Prepaid expenses and other current assets	1,184	967
Total current assets	78,183	2,606
Deferred transaction costs	—	3,146
Operating lease right-of-use assets	1,516	—
Restricted cash	500	—
Other non-current assets	976	410
Total assets	$81,175	$6,162
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$494	$1,560
Accrued expenses and other current liabilities (including $64 and $85 due to a related party)	5,195	2,195
Convertible promissory notes, net of discount of $1,298 (including $0 and $18,670 due to a related party)	—	19,541
Derivative liabilities (including $0 and $995 due to a related party)	—	1,042
Tranche liability (including $0 and $331 due to a related party)	—	365
Operating lease liabilities, current	376	—
Total current liabilities	6,065	24,703
Royalty obligation – related party	32,076	32,076
Operating lease liabilities, long-term	1,169	—
Total liabilities	39,310	56,779
Commitments and contingencies (Note 10)
Redeemable convertible preferred stock, $0.00001 par value, no shares authorized, issued and outstanding as of September 30, 2025; 75,151,340 shares authorized as of December 31, 2024; 43,151,340 shares issued and outstanding as of December 31, 2024; liquidation preference of $0 as of September 30, 2025	—	45,999
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2025; no shares authorized, issued, and outstanding as of December 31, 2024	—	—
Common stock, $0.0001 and $0.00001 par value as of September 30, 2025 and December 31, 2024, respectively; 300,000,000 and 86,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 18,702,418 and 1,356,431 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2	—
Additional paid-in capital	191,858	19,945
Accumulated other comprehensive income	6	—
Accumulated deficit	(150,001)	(116,561)
Total stockholders’ equity (deficit)	41,865	(96,616)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$81,175	$6,162

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Kalaris Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development (including $0, $32,056, $15 and $32,115 for a related party, respectively)	$9,126	$36,020	$23,596	$41,192
General and administrative (including $71, $56, $269 and $153 for a related party, respectively)	3,615	1,829	11,755	3,407
Total operating expenses	12,741	37,849	35,351	44,599
Loss from operations	(12,741)	(37,849)	(35,351)	(44,599)
Other income (expense), net:
Change in fair value of tranche liability (including $331 for a related party for the nine months ended September 30, 2025)	—	—	365	—
Change in fair value of derivative liabilities (including $0, $549, $1,165 and $860 for a related party, respectively)	—	549	1,229	860
Interest expense (including $0, $815, $1,384 and $1,392 for a related party, respectively)	—	(815)	(1,443)	(1,392)
Loss on extinguishment and on issuance of convertible promissory notes (including $0, $0, $169 and $2,134 for a related party, respectively)	—	—	(186)	(2,134)
Other income, net	847	31	1,946	124
Total other income (expense), net	847	(235)	1,911	(2,542)
Net loss	$(11,894)	$(38,084)	$(33,440)	$(47,141)
Net loss per share attributable to common stockholders, basic and diluted	$(0.64)	$(28.16)	$(2.41)	$(35.44)
Weighted-average shares outstanding, basic and diluted	18,701,708	1,352,265	13,872,369	1,330,255
Comprehensive loss:
Net loss	$(11,894)	$(38,084)	$(33,440)	$(47,141)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax	6	—	6	—
Total other comprehensive income	6	—	6	—
Comprehensive loss	$(11,888)	$(38,084)	$(33,434)	$(47,141)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Kalaris Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock

and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	41,871,340	$44,408	1,362,481	$—	$2,377	$(47,394)	$(45,017)
Issuance of Series B-2 redeemable convertible preferred stock, net of issuance costs of $9	1,280,000	1,591	—	—	—	—	—
Capital contributions – in-kind services – related party	—	—	—	—	60	—	60
Premium on issuance of convertible promissory notes	—	—	—	—	793	—	793
Stock-based compensation expense	—	—	—	—	31	—	31
Net loss	—	—	—	—	—	(3,407)	(3,407)
Balance at March 31, 2024	43,151,340	$45,999	1,362,481	$—	$3,261	$(50,801)	$(47,540)
Premium on issuance of convertible promissory notes	—	—	—	—	1,341	—	1,341
Stock-based compensation expense	—	—	—	—	322	—	322
Net loss	—	—	—	—	—	(5,650)	(5,650)
Balance at June 30, 2024	43,151,340	$45,999	1,362,481	$—	$4,924	$(56,451)	$(51,527)
Stock-based compensation expense	—	—	—	—	262	—	262
Issuance of common stock upon stock option exercises	—	—	671	—	1	—	1
Repurchase of common stock in connection with the royalty agreement	—	—	(10,080)	—	(32)	—	(32)
Net loss	—	—	—	—	—	(38,084)	(38,084)
Balance at September 30, 2024	43,151,340	$45,999	1,353,072	$—	$5,155	$(94,535)	$(89,380)

1)
The shares of common stock have been retroactively recast in connection with the Merger to reflect the exchange ratio of 0.2016 (Note 3).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Kalaris Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock

and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares (1)	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance at December 31, 2024	43,151,340	$45,999	1,356,431	$—	$19,945	$—	$(116,561)	$(96,616)
Premium on issuance of convertible promissory notes	—	—	—	—	186	—	—	186
Issuance of Series B-2 redeemable convertible preferred stock upon conversion of convertible promissory notes in connection with the Merger	794,499	3,695	—	—	—	—	—	—
Conversion of convertible promissory notes into common stock in connection with the Merger	—	—	3,418,839	—	20,799	—	—	20,799
Conversion of redeemable convertible preferred stock into common stock in connection with the Merger	(43,945,839)	(49,694)	8,859,474	1	49,693	—	—	49,694
Recognition of AlloVir common stock outstanding at the closing of the Merger	—	—	5,067,674	1	104,989	—	—	104,990
Transaction costs related to the Merger	—	—	—	—	(5,357)	—	—	(5,357)
Stock-based compensation expense	—	—	—	—	374	—	—	374
Net loss	—	—	—	—	—	—	(10,196)	(10,196)
Balance at March 31, 2025	—	$—	18,702,418	$2	$190,629	$—	$(126,757)	$63,874
Stock-based compensation expense	—	—	—	—	591	—	—	591
Net loss	—	—	—	—	—	—	(11,350)	(11,350)
Balance at June 30, 2025	—	$—	18,702,418	$2	$191,220	$—	$(138,107)	$53,115
Stock-based compensation expense	—	—	—	—	638	—	—	638
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(11,894)	(11,894)
Balance at September 30, 2025	—	$—	18,702,418	$2	$191,858	$6	$(150,001)	$41,865

1)
The shares of common stock have been retroactively recast in connection with the Merger to reflect the exchange ratio of 0.2016 (Note 3).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Kalaris Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(33,440)	$(47,141)
Adjustments to reconcile net loss to net cash used in operations:
Royalty obligation expense – related party	—	32,044
Depreciation expense	3	—
Stock-based compensation expense	1,603	615
Capital contributions – in-kind services – related party	—	60
Change in fair value of derivative liabilities (including $1,165 and $860 for a related party)	(1,229)	(860)
Change in fair value of tranche liability (including $331 and $0 for a related party)	(365)	—
Non-cash interest expense (including $1,384 and $1,392 for a related party)	1,443	1,392
Non-cash operating lease expense	12	—
Net amortization of premiums and accretion of discounts on investments	(83)	—
Loss on extinguishment and on issuance of convertible promissory notes (including $169 and $2,134 for a related party)	186	2,134
Changes in assets and liabilities:
Prepaid expense and other current assets	1,453	(70)
Other non-current assets	(370)	(314)
Accounts payable	(962)	(129)
Accrued expenses and other current liabilities (including $20 and $36 for a related party)	419	(550)
Operating lease liabilities	17	—
Net cash used in operating activities	(31,313)	(12,819)
Cash flows from investing activities:
Purchase of short-term investments	(34,523)	—
Purchase of property and equipment	(183)	—
Net cash used in investing activities	(34,706)	—
Cash flows from financing activities:
Proceeds from the issuance of redeemable convertible preferred stock, net of issuance costs	—	1,591
Proceeds from the issuance of convertible promissory notes (including $3,402 and $9,993 from a related party), net of issuance costs	7,500	9,993
Cash acquired in connection with the Merger	102,113	—
Payment of deferred transaction costs and issuance costs	(2,346)	(22)
Proceeds from the exercise of stock options	—	1
Net cash provided by financing activities	107,267	11,563
Net increase (decrease) in cash and cash equivalents and restricted cash	41,248	(1,256)
Cash and cash equivalents and restricted cash, at beginning of the period	1,639	3,169
Cash and cash equivalents and restricted cash, at end of the period	$42,887	$1,913
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	42,387	1,913
Restricted cash	500	—
Total cash, cash equivalents and restricted cash, at end of the period	$42,887	$1,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Kalaris Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of cash flow information:
Right-of-use assets obtained in exchange for operating lease liability	$1,528	$—
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$16	$—
Merger transaction costs recognized in additional paid-in capital	$5,357	$—
Recognition of AlloVir common stock outstanding at the closing of the Merger	$104,990	$—
Issuance of redeemable convertible preferred stock upon conversion of convertible promissory notes	$3,695	$—
Conversion of redeemable convertible preferred stock into common stock in connection with the Merger	$49,694	$—
Conversion of convertible promissory notes and accrued interest in connection with the Merger	$20,799	$—

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

Samsara BioCapital L.P. and its affiliates (collectively, “Samsara”), the Company's majority stockholder and a related party, have provided Legacy Kalaris with significant equity and debt financing since its inception, and management and operational support services to the Company. Refer to Note 15, “Related Parties,” for further details of the related party transactions with Samsara.

Liquidity

The Company has incurred significant losses and negative cash flows from operations since its inception. During the nine months ended September 30, 2025 and 2024, the Company incurred net losses of $33.4 million and $47.1 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company had negative cash flows from operations of $31.3 million and $12.8 million, respectively. As of September 30, 2025 and December 31, 2024, the Company had an accumulated deficit of $150.0 million and $116.6 million, respectively. The Company expects to continue to incur substantial losses for the foreseeable future, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenues to support the Company’s operations.

Since its inception, the Company has funded its operations primarily with proceeds from sales of its redeemable convertible preferred stock, issuances of convertible promissory notes and a simple agreement for future equity (“SAFE”), and from cash and cash equivalents of AlloVir received in the Merger.

As of September 30, 2025, the Company had cash, cash equivalents and short-term investments of $77.0 million. The Company expects that the existing cash, cash equivalents and short-term investments will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the issuance date of these condensed consolidated financial statements.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchanges

Commission (“SEC”) regarding interim financial reporting. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). AlloVir and its subsidiaries’ operating results are included in the Company’s condensed consolidated financial statements from the Closing Date of the Merger. All other accompanying financial data as of December 31, 2024, and for the three and nine months ended September 30, 2024, include only the accounts and disclosures of Legacy Kalaris. All intercompany transactions and balances have been eliminated upon consolidation.

As all of the disclosures required by GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with Legacy Kalaris' audited financial statements as of and for the year ended December 31, 2024, filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2025.

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

Unaudited Condensed Financial Statements

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of September 30, 2025 and its results of operations for the three and nine months ended September 30, 2025 and 2024 and its cash flows for the nine months ended September 30, 2025 and 2024. The results of operations for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any other future annual or interim period. The consolidated balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted from these unaudited condensed consolidated financial statements.

Short-Term Investments

The Company classifies all investments with an original maturity of less than one year upon purchase as short-term investments. Short-term investments consist of U.S. treasury securities classified as available-for-sale. The Company's short-term investments are classified as available-for-sale as they are available to fund current operations, even if the Company intends to hold the investments to maturity. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income (loss) until realized. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. Realized gains and losses are determined using the specific identification method and are included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. Interest on available-for-sale securities is included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

Property and Equipment, net

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The Company's property and equipment is comprised of furniture and fixtures, and the estimated useful life is five years. Depreciation and amortization begin at the time the asset is placed in service. Repairs or maintenance costs are expensed as incurred. Upon the sale or retirement of property and equipment, the costs and related accumulated depreciation and amortization are eliminated and the resulting gain or loss is reflected in the condensed consolidated statements of operations and comprehensive loss. The property and equipment, net balance is included within other non-current assets in the condensed consolidated balance sheets. Depreciation expense and accumulated depreciation were immaterial as of September 30, 2025.

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

Operating lease cost is recognized on a straight-line basis over the lease term. The Company has elected not to separate lease and non-lease components for its real estate leases and instead accounts for each separate lease component and the non-lease components associated with that lease component as a single lease component. Variable lease payments are not included in the measurement of ROU assets and lease liabilities, but rather are recognized as incurred. The Company is responsible for additional costs of improvements in excess of the tenant improvement allowance, and recorded excess costs as payments in the measurement of lease liabilities.

Capitalized Software Implementation Costs

The Company incurred costs to implement cloud computing arrangements hosted by third-party vendors. ASC 350-40, Internal-Use Software, requires hosting arrangements that are service contracts to follow the guidance of internal-use software to determine which implementation costs can be capitalized. Implementation costs incurred during the application development stage are capitalized until the software is ready for its intended use. The costs are then amortized on a straight-line basis over the term of the associated hosting arrangement and are recognized as an operating expense within the condensed consolidated statement of operations and comprehensive loss. As of September 30, 2025, the Company capitalized $0.2 million software implementation costs within other non-current assets on the condensed consolidated balance sheets.

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

ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software to modernize the accounting for software costs and increase the operability of the recognition guidance considering different methods of software development. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact that the updated standard will have on its consolidated financial statement disclosures.

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
18,702,418

The Merger was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, Legacy Kalaris was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the fact that, immediately following the Merger: (1) Legacy Kalaris’ stockholders owned a substantial majority of the voting rights of the Company, inclusive of Samsara; (2) Legacy Kalaris designated a majority of the initial members of the board of directors of the Company; and (3) other than with respect to the Company’s chief financial officer, for which the Company had commenced a search for a qualified candidate, the Company's senior management (which are determined by the board of directors of the Company) held all key positions in senior management of the Company. For accounting purposes, the Merger is treated as the equivalent of Legacy Kalaris issuing stock to acquire the net assets of AlloVir. The reported operating results prior to the Merger are those of Legacy Kalaris. The net assets of AlloVir were recorded at their carrying value in the condensed consolidated financial statements of the

Company. Historical common stock share, restricted share awards, common stock options and exercise prices data of Legacy Kalaris have been retroactively recast based on the Exchange Ratio.

AlloVir’s net assets acquired included the following: $102.1 million of cash and cash equivalents, $1.7 million of prepaid expenses and other current assets, and $2.6 million of accounts payable and accrued expenses.

The Company recognized approximately $1.5 million related to AlloVir’s directors’ and officers’ insurance and $0.1 million of share-based compensation expense related to the acceleration of vesting of stock options and restricted stock units as general and administrative expenses at the Effective Time. The Company also incurred transaction costs related to the Merger of approximately $5.4 million, which were recorded as a reduction to additional paid-in capital in the condensed consolidated statement of redeemable convertible preferred stock and stockholders’ equity (deficit) for the nine months ended September 30, 2025.

4. Short-Term Investments

The following table summarizes the amortized cost and estimated fair value of the Company’s U.S. government treasury securities, which are considered to be available-for-sale investments and are included in short-term investments on the condensed consolidated balance sheet as of September 30, 2025 (in thousands):

	September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
U.S. government treasury securities	$34,608	$5	$(1)	$34,612
Total short-term investments	$34,608	$5	$(1)	$34,612

The Company did not have any short-term investments as of December 31, 2024. Certain short-term debt securities with original maturities of less than three months are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the table above. As of September 30, 2025, all investments had contractual maturities within one year.

The Company holds debt securities with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities. The aggregate fair value of available-for-sale securities held by the Company in an unrealized loss position for less than 12 months as of September 30, 2025 was $9.8 million. The Company evaluated its securities for potential impairment and considered the decline in market value to be primarily attributable to current economic and market conditions. Additionally, the Company does not intend to sell the investments in an unrealized loss position and does not expect it will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. Given the Company’s intent and ability to hold such investments until recovery, and the lack of a significant change in credit risk for these investments, the Company does not consider these investments to be impaired and there are no allowances for credit losses as of September 30, 2025.

5. Fair Value Measurements

The Company’s fair value hierarchy for its financial instruments measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, were as follows (in thousands):

	Fair Value Measurements
As of September 30, 2025	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$19,587	$19,587	$—	$—
U.S. government treasury securities	19,937	19,937	—	—
Total cash equivalents	$39,524	$39,524	$—	$—
Short-term investments:
U.S. government treasury securities	$34,612	$34,612	$—	$—
Total short-term investments	$34,612	$34,612	$—	$—

	Fair Value Measurements
As of December 31, 2024	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash equivalents)	$1,009	$1,009	$—	$—
Total fair value of assets	$1,009	$1,009	$—	$—
Liabilities:
Derivative liabilities (including $995 for a related party)	$1,042	$—	$—	$1,042
Tranche liability (including $331 for a related party)	365	—	—	365
Total fair value of liabilities	$1,407	$—	$—	$1,407

The Company classifies its money market funds and U.S. government treasury securities as Level 1 assets under the fair value hierarchy as these assets have been valued using quoted market prices in active markets without any valuation adjustment. The Company classifies its derivative liabilities and tranche liability as Level 3 liabilities under the fair value hierarchy as these liabilities have been valued using pricing models with unobservable inputs supported by little or no market activity that are significant to the fair value of the liabilities. The carrying amounts of prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair value due to their short-term maturities. During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at estimated fair value using Level 3 inputs. There were no transfers within the hierarchy for any period presented.

The Company issued the following financial instruments to be accounted for at fair value on a recurring basis: derivative liabilities embedded in convertible promissory notes, and the tranche liability related to the convertible note financing (Note 8).

The Company estimated the fair value of the derivative liabilities embedded in the convertible promissory notes using a with-and-without scenario analysis. The Company estimated that the embedded change of control feature fair values were minimal based on the low probability of the change of control events during the nine months ended September 30, 2024.

The following assumptions were used to determine the estimated fair value of the derivative liabilities related to the redemption features as of the issuance dates:

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

The following table provides a roll-forward of the aggregate fair values of the Company’s outstanding Level 3 financial instruments during the nine months ended September 30, 2025 and 2024 (in thousands):

	Derivative liabilities	Tranche liability
Balance as of December 31, 2023	$—	$—
Initial fair value at issuance	2,132	—
Change in fair value	(860)	—
Balance as of September 30, 2024	$1,272	$—

Balance as of December 31, 2024	$1,042	$365
Initial fair value at issuance	187	—
Change in fair value	(1,229)	(365)
Balance as of September 30, 2025	$—	$—

6. Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Prepaid research and development expenses	$329	$388
Prepaid insurance	374	54
Prepaid taxes	199	—
Prepaid professional and legal costs	68	525
Other prepaid expenses and other current assets	214	—
Total prepaid expenses and other current assets	$1,184	$967

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued research and development expenses	$3,594	$659
Accrued compensation expense	1,025	591
Accrued professional and legal costs	418	308
Accrued transaction expenses	—	567
Accrued patent reimbursement costs	—	48
Other accrued expenses and other current liabilities	158	22
Total accrued expenses and other current liabilities	$5,195	$2,195

7. Significant Agreements

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

The acquisition of the license under the UCSD Agreement, including patent rights and know-how, was accounted for as an asset acquisition. As the acquired technology did not have an alternative future use, the Company recognized the $0.2 million initial cash consideration, $0.1 million patent reimbursement costs incurred prior to the effective date, and $0.2 million related to the obligation to issue shares of the Company’s common stock as research and development expenses. The obligation to issue shares of common stock included two components, the initial shares obligation and the additional shares obligation. The fair value of the initial share obligation was estimated as $0.1 million based on the fair value of 55,440 shares of common stock, which represented 5% of the outstanding fully diluted equity at the effective date. As the initial share obligation was indexed to the Company’s own stock, it was recorded as additional paid-in capital. The additional shares obligation was recognized when the next round of financing closed in March 2022. The Company estimated the fair value of an additional 81,794 shares of common stock as $0.2 million and recognized it as research and development expenses and additional paid-in capital in March 2022. The Company concluded that the contingent payment upon the closing of the Liquidity Event is a derivative liability and should be accounted for at fair value and re-measured until its settlement or expiration. The Company recognized $0.1 million and $0.2 million in patent reimbursement costs for the three and nine months ended September 30, 2025, respectively. The Company recognized immaterial amounts in patent reimbursement costs for the three and nine months ended September 30, 2024. As of September 30, 2025 and December 31, 2024, the Company recognized $0.1 million and $0.2 million related to the UCSD Agreement in accrued expenses and other current liabilities in the condensed consolidated balance sheets, respectively. Through the nine months ended September 30, 2025, development milestones totaling $0.1 million have been achieved by the Company and incurred as research and development expenses. The Company did not achieve any development milestones and did not incur any related milestone expense during the three and nine months ended September 30, 2025. The Company achieved the first development milestone in August 2024 and incurred $0.1 million as research and development expense during the three and nine months ended September 30, 2024. The assignment fee derivative liability fair value was estimated to be zero as of September 30, 2025 and December 31, 2024, as the probability of the Liquidity Event was estimated to be zero.

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

From July 2024 through September 30, 2025, royalty payments were not probable and estimable and, therefore, no interest expense was recognized for the royalty liability.

8. Convertible Promissory Notes

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

The 2024 Note was issued to Samsara at the estimated fair value of $12.1 million at the issuance date. Since the convertible promissory notes were issued to a related party and considered not at arm’s length, the total premium of $2.1 million, which was the difference between the fair value at the issuance date and the principal amount of the note, was recognized as a loss on issuance of convertible promissory notes – related party in the condensed consolidated statement of operations and comprehensive loss and as additional paid-in-capital in the condensed statement of redeemable convertible preferred stock and stockholders’ deficit in March and May 2024 when amounts were advanced under the 2024 Note. The Company recognized a $0.2 million loss on the issuance of convertible promissory notes to a related party for the nine months ended September 30, 2025. The Company recognized a $2.1 million loss on issuance of convertible promissory notes to a related party for the nine months ended September 30, 2024. The fair value of convertible promissory notes at issuance was estimated using the probability weighted settlements scenarios model discounted to present value with the following range of assumptions: expected term of 0.4 – 1.3 years, probabilities of scenario achievement of 0.0% – 90.0% and discount rates of 12.3% – 18.7%.

The 2024 Note contained embedded features that provided Samsara the right to receive cash or a variable number of shares upon a change in control or the completion of a capital raising transaction by the Company. These embedded features were required to be bifurcated and accounted for separately as a compound derivative instrument. The embedded features were initially and subsequently measured at fair value, with changes in the fair value recorded as a change in fair value of derivative liabilities – related party in the condensed consolidated statements of operations and comprehensive loss. The total fair value at issuance of the derivative instrument issued with the 2024 Note was $2.1 million, including $1.1 million for the convertible promissory note issued in March 2024. The derivative liability created a discount on the advances under the 2024 Note that was amortized using the effective interest rate method over the term of the respective advance and recorded as a non-cash interest expense.

The Company recognized a change in the fair value of derivative liability of $0.5 million for the nine months ended September 30, 2025. The Company recognized a change in the fair value of derivative liability of $0.9 million for the three and nine months ended September 30, 2024. The 2024 Note was converted into shares of common stock, and the derivative liability expired in connection with the closing of the Merger on March 18, 2025.

There was no interest expense for the 2024 Note for the three months ended September 30, 2025. For the nine months ended September 30, 2025, interest expense for the 2024 Note was $0.8 million, consisting of $0.2 million of contractual interest expense and $0.6 million in amortization of debt discount arising from the separation of the derivative instrument. For the three and nine months ended September 30, 2024, interest expense for the 2024 Note was $0.8 million and $1.4 million, respectively, including $0.3 million and $0.5 million, respectively, of contractual interest expense and $0.5 million and $0.9 million, respectively, in amortization of debt discount arising from the separation of the derivative instrument. In connection with the closing of the Merger, the $10.0 million aggregate outstanding principal amount and $0.9 million accrued interest of the 2024 Note were converted into 1,757,951 shares of Legacy Kalaris common stock at a conversion price of $6.20 per share. The 2024 Note was no longer outstanding as of September 30, 2025.

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

The Company determined that the investors’ right to receive additional convertible promissory notes at a predetermined conversion price under each of the Subsequent Tranche Closing represented freestanding instruments that should be accounted for separately as liabilities, initially recorded and subsequently remeasured at fair value until their exercise or expiration (the “Tranche Liability”). The Tranche Liability was initially recorded at $21.4 million. The change in the fair value of the Tranche Liability was $21.0 million for the year ended December 31, 2024. As of December 31, 2024, the Tranche Liability fair value was $0.4 million. The decrease in fair value was a result of modification of tranche amounts and parties agreeing to convert each of the subsequent Tranche Closings at a price per share equal to the Company Value Per Share, as defined in the Merger Agreement. The fair value of the Tranche Liability was estimated using the probability weighted scenario analysis discounted to the current period (Note 5).

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

The 2024 Bridge Notes contained embedded features that provided Samsara and other stockholders the right to receive cash or a variable number of shares upon a change in control or the completion of a capital raising transaction by the Company. These embedded features were required to be bifurcated and accounted for separately as a compound derivative instrument. The embedded features were initially and subsequently measured at fair value with changes in the fair value recorded as a change in fair value of derivative liabilities in the condensed consolidated statements of operations and comprehensive loss. The fair value at issuance of the derivative instrument issued with the 2024 Bridge Notes was $1.0 million. The derivative liabilities created a discount on the advances under the 2024 Bridge Notes that were amortized using the effective interest rate method over the term of the respective advance and recorded as a non-cash interest expense. The change in the fair value of derivative liabilities related to the 2024 Bridge Notes was $0.5 million for the nine months ended September 30, 2025. The 2024 Bridge Notes were converted into shares of common stock and the derivative liability expired in connection with the closing of the Merger on the Closing Date.

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

The 2025 Bridge Notes were issued to Samsara and other existing preferred stockholders of the Company at the estimated fair value of $3.9 million at the issuance dates. The premium of $0.2 million, which was the difference between the fair value at the issuance date and the principal amount of the notes, was recognized as additional paid-in-capital in the condensed consolidated statement of redeemable convertible preferred stock and stockholders’ equity (deficit) at the issuance date. The fair value of the notes at issuance was estimated using the probability weighted settlements scenarios model discounted to present value with the following range of assumptions: expected term of 0.2 - 0.3 years, probabilities of scenario achievement of 20% - 80% and a discount rate of 8.5%. The 2025 Bridge Notes contained embedded features that provided Samsara and other stockholders the right to receive cash or a variable number of shares upon a change in control or the completion of a capital raising transaction by the Company. These embedded features were required to be bifurcated and accounted for separately as a compound derivative instrument. The embedded features were initially and subsequently measured at fair value, with changes in the fair value recorded as a change in fair value of derivative liabilities in the condensed consolidated statements of operations and comprehensive loss. The fair value at issuance of the derivative instrument issued with the 2025 Bridge Notes was $0.2 million. The derivative liabilities created a discount on the advances under the 2025 Bridge Notes that were amortized using the effective interest rate method over the term of the respective advance and recorded as a non-cash interest expense. The change in the fair value of derivative liabilities related to the 2025 Bridge Notes was $0.2 million for the nine months ended September 30, 2025. The 2025 Bridge Notes were converted into shares of Series B-2 Stock and the derivative liability expired in connection with the closing of the Merger on the Closing Date.

The total interest expense for the 2024 Bridge Notes and 2025 Bridge Notes was $0 and $0.6 million for the three and nine months ended September 30, 2025, respectively. For the nine months ended September 30, 2025, total interest expense consisted of $0.2 million of contractual interest expense and $0.4 million in amortization of debt discount arising from the separation of the derivative instrument. There was no interest expense for the 2024 Bridge Notes and the 2025 Bridge Notes for the three and nine months ended September 30, 2024.

In connection with the closing of the Merger, the $10.0 million aggregate outstanding principal amount and $0.3 million accrued interest of the 2024 Bridge Notes converted into 1,660,888 shares of Legacy Kalaris common stock at a conversion price of $6.20 per share and the 2024 Bridge Notes were no longer outstanding as of September 30, 2025. In connection with the closing of the Merger, the $3.75 million aggregate outstanding principal amount and $0.1 million accrued interest of the 2025 Bridge Notes converted into 794,499 shares of Series B-2 Stock at a price of $4.7851 per share, which then converted on a one-for-one basis into shares of Legacy Kalaris common stock, and subsequently into 160,165 shares of AlloVir common stock.

In March 2025, the Company and other noteholders entered into an acknowledgment of conversion and termination agreement to cancel all unfunded tranches included in the 2024 Bridge Notes. The Company recognized a gain of $0.4 million in the change in fair value of the tranche liability for the nine months ended September 30, 2025.

January 2025 AlloVir Convertible Promissory Note

In January 2025, the Company issued the AlloVir Note under which AlloVir funded a principal amount of $3.75 million. At the closing of the Merger on March 18, 2025, the AlloVir Note was cancelled in accordance with its terms.

As of September 30, 2025, the Company does not have any outstanding convertible promissory notes, derivative liabilities or the tranche liability.

9. Leases

In February 2025, the Company entered into an operating lease agreement for office space in Berkeley Heights, New Jersey. In accordance with ASC 842, the Company has determined the lease commencement occurred in September 2025 upon substantial completion of lessor-owned improvements. The lease is expected to terminate in December 2031, however, the Company has the option to extend the lease term twice for an additional three years. As of September 30, 2025, it is not reasonably certain that the Company will exercise this option to extend. The Company can terminate the lease after four years and four months after the lease commencement date with a termination penalty of $0.3 million. In addition to the base rent, the Company will pay its share of operating expenses and taxes. The lessor provided a tenant improvement allowance of up to $0.4 million, which the Company fully utilized as of September 30, 2025. The Company is responsible for additional improvement expense incurred in excess of the tenant improvement allowance and has incurred $0.1 million of excess costs as of September 30, 2025. The Company records excess costs as payments in the measurement of lease liabilities.

In connection with the signing of the lease, the Company secured a letter of credit in favor of the lessor in the amount of $0.5 million, which will be reduced to $0.2 million over five years. The letter of credit is recorded as restricted cash in the condensed consolidated balance sheet as of September 30, 2025.

The following table summarizes the presentation of the Company's operating lease on its condensed consolidated balance sheet as of September 30, 2025 (in thousands):

Leases	Balance sheet classification	September 30, 2025
Assets:
Operating lease assets	Operating lease right-of-use assets	$1,516
Total lease assets		$1,516
Liabilities:
Current:
Operating lease liabilities	Operating lease liability, current	$376
Noncurrent:
Operating lease liabilities	Operating lease liability, long-term	1,169
Total lease liabilities		$1,545

The components of lease cost under ASC 842 included within general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss were as follows for the three and nine months ended September 30, 2025 (in thousands):

Lease cost	Three and Nine Months Ended September 30, 2025
Operating lease cost	$29
Total lease cost	$29

As of September 30, 2025, the weighted-average remaining lease term for the operating lease was 6.3 years, and the weighted-average discount rate was 13.12%. There were no cash payments for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2025.

Future minimum annual lease commitments under the Company's non-cancelable operating lease as of September 30, 2025 was as follows (in thousands):

Year ended December 31,	Amount
2025 (remaining 3 months)	$144
2026	335
2027	342
2028	349
2029	356
Thereafter	701
Total lease payments	2,227
Less: interest	(682)
Present value of operating lease liabilities	$1,545

10. Commitments and Contingencies

Leases

The Company's commitments under its operating leases are described in Note 9.

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

License and Royalty Agreements

The Company is required to pay certain milestone payments contingent upon the achievement of specific development and regulatory events in accordance with the UCSD Agreement (Note 7). Through September 30, 2025, the Company achieved development milestones totaling $0.1 million, which were recorded as research and development expenses. No other milestones were achieved or probable as of September 30, 2025 and December 31, 2024. The Company is required to pay royalties on commercial sales of products developed under the UCSD Agreement. The Company’s product candidate was in clinical development as of September 30, 2025, and no such royalties were due.

The Company is obligated to pay royalties to Samsara under the Royalty Agreement (Note 7). The Company recognized an initial royalty obligation liability in the amount of $32.1 million, which was based on its estimated fair value at the effective date of the Royalty Agreement. Once royalty payments to Samsara are deemed probable and estimable, and if such amounts exceed the royalty liability balance, the Company will impute interest to accrete the royalty obligation on a prospective basis based on such estimates. As of September 30, 2025, these royalties were not probable and estimable.

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

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2025 and December 31, 2024, the Company does not have any material indemnification claims that were probable or reasonably possible.

11. Redeemable Convertible Preferred Stock

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

12. Common Stock

As of September 30, 2025 and December 31, 2024, shares of common stock reserved for future issuance were as follows:

	September 30,	December 31,
	2025	2024
Redeemable convertible preferred stock, as converted	—	8,699,309
Outstanding stock option awards	2,084,597	1,144,690
Shares available for future options grants under the Equity Plans	1,391,001	222,724
Shares available for grant under the 2020 ESPP	119,326	—
Total shares reserved for future issuance	3,594,924	10,066,723

13. Stock-Based Compensation

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

As of September 30, 2025, 1,588,703 shares of common stock had been authorized for issuance and 222,724 shares were available for future grants under the 2019 Plan and 2,269,474 shares of common stock had been authorized for issuance and 1,168,277 shares were available for future grants under the 2020 Plan.

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

A summary of option activity under the Equity Plans for the nine months ended September 30, 2025 is as follows:

	Outstanding Awards
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	1,144,690	$0.81	9.23	$20,160
Options granted	939,907	6.96
Outstanding as of September 30, 2025	2,084,597	$3.58	8.97	$5,874
Vested and expected to vest as of September 30, 2025	2,084,597	$3.58	8.97	$5,874
Exercisable as of September 30, 2025	581,823	$1.05	8.35	$2,790

RSAs

In February 2022, the Company issued RSAs to its former president for 203,670 shares and a consultant for 13,577 shares, in each case, at a purchase price of $0.005 per share under the 2019 Plan. The shares related to the former president’s award vest monthly over four years starting from January 2021, while the shares related to the consultant’s award vest monthly over six years starting from January 2020. If and when an RSA vests, the Company will issue one share of common stock for each whole RSA that has vested, subject to satisfaction of the employee's tax withholding obligations. The unvested RSAs are subject to the Company’s right of repurchase upon termination of services at a repurchase price equal to their original purchase price. Shares purchased pursuant to these awards participate in dividends and voting, are legally outstanding, and are presented as outstanding shares; however, for accounting purposes, shares purchased by employees pursuant to RSAs are not considered issued until they vest according to their respective vesting schedules. Unvested awards are excluded from the calculation of net loss attributable to common stockholders as these are considered contingently issuable shares and require services to be performed as these shares continue to vest. Proceeds received from the issuance of RSAs are recorded as a share repurchase liability within accrued expenses and other current liabilities on the condensed consolidated balance sheet and reclassified to additional paid-in capital as such awards vest.

A summary of RSAs activity under the 2019 Plan for the nine months ended September 30, 2025 is as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	1,839	$1.71
Vested	(1,273)	1.71
Unvested as of September 30, 2025	566	$1.71

2020 Employee Stock Purchase Plan

The Company can issue common stock shares to its employees under the 2020 Employee Stock Purchase Plan (the “2020 ESPP”). The number of shares of common stock reserved and available for issuance under the 2020 ESPP is cumulatively increased on each January 1 by the lesser of (i) 53,161 shares of common stock, (ii) 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, and (iii) such number of shares of common stock as determined by the plan administrator. On September 30, 2025, there was an aggregate of 119,326 shares reserved for future issuance under the 2020 ESPP.

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

The Company did not issue shares of common stock under the 2020 ESPP during the three and nine months ended September 30, 2025.

Stock-Based Compensation Expense

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expenses	$266	$222	$573	$372
General and administrative expenses	372	40	1,030	243
Total stock-based compensation expense	$638	$262	$1,603	$615

14. Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2025 and 2024 was calculated as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(11,894)	$(38,084)	$(33,440)	$(47,141)
Denominator:
Weighted average common shares outstanding	18,702,418	1,354,672	13,873,499	1,359,859
Less: Weighted-average common shares subject to repurchase	(710)	(2,407)	(1,129)	(29,604)
Weighted-average shares outstanding, basic and diluted	18,701,708	1,352,265	13,872,369	1,330,255
Net loss per share attributable to common stockholders, basic and diluted	$(0.64)	$(28.16)	$(2.41)	$(35.44)

The potential shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders as of September 30, 2025 and 2024 because including them would have had an anti-dilutive effect. The excluded shares were as follows:

	September 30,
	2025	2024
Redeemable convertible preferred stock, as converted	—	8,699,309
Outstanding options to purchase common stock	2,084,597	1,148,050
Unvested restricted stock awards	566	2,264
2024 Note[1]	—	1,685,044
Total	2,085,163	11,534,667

1 As of September 30, 2024, the conversion of the 2024 Note into common stock or redeemable convertible preferred stock was dependent on the price of shares that may be issued in connection with the 2024 Note Qualified Financing. The number of shares herein is calculated based on the conversion of the 2024 Note’s outstanding principal and accrued and unpaid interest as of September 30, 2024 into the Company’s preferred stock at the price of $6.20 per share.

15. Related Parties

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

The Company recognized $0.1 million for each of the three months ended September 30, 2025 and 2024, and $0.3 million and $0.1 million for the nine months ended September 30, 2025 and 2024, respectively, as general and administrative expenses, related to the services provided by Samsara under the BSA. The Company recognized immaterial amounts for the three and nine months ended September 30, 2025 and 2024 as research and development expenses, related to the services provided by Samsara under the BSA.

In-kind services of $0.1 million were estimated at fair value and recognized as capital contributions to additional paid-in capital for the nine months ended September 30, 2024. There was no capital contribution recognized for the three months ended September 30, 2024. Samsara stopped providing in-kind services in July 2024.

As of September 30, 2025 and December 31, 2024, the Company recognized $0.1 million in accrued expenses and other current liabilities in the condensed consolidated balance sheets related to the services provided by Samsara under the BSA. As of September 30, 2025 and December 31, 2024, the Company recognized immaterial amounts in accounts payable in the condensed consolidated balance sheets related to the services provided by Samsara under the BSA. The Company recognized a $32.1 million royalty obligation - related party, as a long-term liability, under the Royalty Agreement as of September 30, 2025 and as of December 31, 2024.

The Company issued Samsara convertible promissory notes (Note 8), redeemable convertible preferred stock and common stock. In July 2024, the Company entered into a Royalty Agreement with Samsara (Note 7).

16. Defined Contribution plan

The Company sponsors a 401(k) plan (the “401(k) Plan”), which is designed to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations on eligible compensation. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. The Company’s matching contributions during each of the three and nine months ended September 30, 2025 and 2024 were immaterial.

17. Segment Reporting

The Company operates and manages its business as one reportable and operating segment. The CODM reviews and evaluates net loss, as reported in the condensed consolidated statements of operations and comprehensive loss, for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods on an aggregate basis. The CODM does not review assets at a different level or category than the amounts disclosed in the condensed consolidated balance sheets as total assets. All of the Company’s long-lived assets are located in the United States.

The following is the Company’s summary of segment loss, including significant segment expenses for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
External research and development expenses:
CDMO, CRO and other third-party preclinical studies, clinical trials and consulting costs	$7,437	$3,170	$19,164	$7,044
License fees, milestone payments, and annual maintenance fees related to acquired technologies	7	32,144	7	32,194
Internal research and development personnel expenses	1,455	597	3,699	1,615
Other research and development costs	227	109	726	339
General and administrative personnel expenses	1,137	580	2,908	1,348
Other general and administrative expenses	2,478	1,249	8,847	2,059
Interest expense	—	815	1,443	1,392
Other segment items[1]	(847)	(580)	(3,354)	1,150
Net loss	$(11,894)	$(38,084)	$(33,440)	$(47,141)

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

We are enrolling an open label Phase 1a single ascending dose clinical trial of TH103 in patients with neovascular Age-related Macular Degeneration (“nAMD”), a leading cause of blindness in the United States and Europe that affected an estimated 1.6 million adults in the United States in 2023, and we expect to report initial clinical data, including safety, preliminary efficacy (e.g., visual acuity and lesion morphology), and pharmacokinetics, from the Phase 1a clinical trial by year end 2025. We are also enrolling a Phase 1b/2 multiple ascending dose clinical trial of TH103 in patients with nAMD, which is intended to build upon our ongoing Phase 1a clinical trial. The Phase 1b/2 dose-finding trial is designed to evaluate multiple dose levels of TH103 in up to 80 nAMD patients. In the trial, patients are expected to receive four initial monthly intravitreal injections of TH103 and assessments are expected to include safety and preliminary efficacy with a primary time point for analysis at one month following the last injection. Patients will then be followed in an extension phase of the study. The Phase 1b/2 clinical trial replaces a smaller Part 2 design originally planned to follow the ongoing Phase 1a clinical trial, and we expect to report initial clinical data from the Phase 1b/2 clinical trial in the second half of 2026. We also plan to expand the development of TH103 beyond nAMD into other prevalent VEGF-mediated retinal diseases, such as Diabetic Macular Edema (“DME”), diabetic retinopathy (“DR”), and Retinal Vein Occlusion (“RVO”).

Since our inception in September 2019, we have devoted substantially all of our resources to organizing and staffing, business planning, raising capital, acquiring technology, establishing our intellectual property portfolio and performing research and development of our product candidate. We do not have any products approved for sale and have not generated any revenue from product sales or otherwise. We have incurred significant losses and negative cash flows from operations since our inception. Our net losses were $33.4 million and $47.1 million for the nine months ended September 30, 2025 and 2024, respectively. Our negative cash flows from operations were $31.3 million and $12.8 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $150.0 million. To date, we have funded our operations primarily from sales of our redeemable convertible preferred stock, issuances of convertible promissory notes and a simple agreement for future equity (“SAFE”), and from cash and cash equivalents of AlloVir, Inc. (“AlloVir”) received in the Merger (as defined below). From inception through September 30, 2025, we have received gross proceeds of $67.5 million from sales of redeemable convertible preferred stock, issuances of convertible promissory notes and a SAFE, and we received cash and cash equivalents of AlloVir of approximately $102.1 million in the Merger.

As of September 30, 2025, we had $77.0 million in cash, cash equivalents and short-term investments. Based on our current operating plans, our management expects that our cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements into 2027. However, management has based these estimates on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect.

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

•
conduct our ongoing Phase 1a and Phase 1b/2 clinical trials of TH103 in patients with nAMD;
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

Additionally, this past spring, the U.S. administration initiated a series of tariff-related actions against U.S. trading partners. In response, several countries have threatened or imposed retaliatory measures. The U.S. has reached agreements with certain of these countries. On July 31, 2025, President Trump issued an Executive Order detailing new reciprocal tariff rates for individual countries that took effect on August 7, 2025. The new reciprocal rates, which are consistent with the rates reflected in the trade deals already announced, range from 10% to 41%. The new rates do not apply to Canada, China, Mexico and a few other countries. While we have not experienced, and do not currently expect to experience, any direct impact from these tariffs and retaliatory measures, the full extent of the future impact of these and other threatened measures remains uncertain. We continue to monitor these tariffs and retaliatory measures and their possible effects on our business.

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

The acquisition of the license under the UCSD Agreement, including patent rights and know-how, was accounted for as an asset acquisition. As the acquired technology did not have an alternative future use, we recognized the $0.2 million initial cash consideration, $0.1 million patent reimbursement costs incurred prior to the effective date and $0.2 million related to the obligation to issue shares of our common stock as research and development expenses. The obligation to issue shares of common stock included two components, the initial shares obligation and the additional shares obligation. The fair value of the initial shares obligation was estimated as $0.1 million based on the fair value of 55,440 shares of common stock, which represented 5% of the outstanding fully diluted equity at the effective date. As the initial share obligation was indexed to our own stock, it was recorded as additional paid-in capital. The additional shares obligation was accounted for when the next round of financing closed in March 2022. We estimated the fair value of an additional 81,794 shares of common stock as $0.2 million and recognized it as research and development expenses and additional paid-in capital in March 2022.

We recognized $0.1 million and $0.2 million in patent reimbursement costs for the three and nine months ended September 30, 2025, respectively. We recognized immaterial amounts in patent reimbursement costs for the three and nine months ended September 30, 2024. We made a payment of $0.1 million in connection with our achievement of the first development milestone related to the dosing of the first patient in our Phase 1a clinical trial in August 2024, which was recorded as research and development expense in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2024. No other milestones were achieved or probable through September 30, 2025. No milestone expense was recorded for the three and nine months ended September 30, 2025.

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

Once royalty payments to Samsara are deemed probable and estimable, and if such amounts exceed the initially recorded royalty obligation balance, we will impute interest to accrete the liability on a prospective basis based on such estimates. If and when we make royalty payments under the Royalty Agreement, the royalty obligation balance will be reduced. As of September 30, 2025, royalty payments were not probable and estimable and, therefore, for the three and nine months ended September 30, 2025, no interest expense was recognized for the royalty liability.

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

Other income (expense), net

Other income (expense), net includes primarily interest income received from money market investments, U.S. government treasury securities, and bank deposits, the amortization of premiums and accretion of discounts on U.S. government treasury securities, and realized and unrealized foreign currency gains (losses).

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Operating expenses:
Research and development	$9,126	$36,020	$(26,894)
General and administrative	3,615	1,829	1,786
Total operating expenses	12,741	37,849	(25,108)
Loss from operations	(12,741)	(37,849)	25,108
Other income (expense), net:
Change in fair value of derivative liabilities	—	549	(549)
Interest expense	—	(815)	815
Other income, net	847	31	816
Total other income (expense), net	847	(235)	1,082
Net loss	$(11,894)	$(38,084)	$26,190

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
External costs:
CDMO, CRO and other third-party preclinical studies, clinical trials and consulting costs	$7,437	$3,170	$4,267
License fees, milestone payments and annual maintenance fees related to acquired technologies	7	32,144	(32,137)
Internal costs:
Personnel related costs (including stock-based compensation)	1,455	597	858
Other expense	227	109	118
Total research and development expenses	$9,126	$36,020	$(26,894)

Research and development expenses decreased by $26.9 million, from $36.0 million for the three months ended September 30, 2024, to $9.1 million for the three months ended September 30, 2025.

License fees, milestone payments and annual maintenance fees related to acquired technologies decreased by $32.1 million during the three months ended September 30, 2025 due to royalty obligation expense incurred in connection with the Royalty Agreement with Samsara that was recorded as research and development expense during the three months ended September 30, 2024.

CDMO, CRO and other third-party preclinical studies, clinical trials and consulting costs increased by $4.3 million to support the ongoing Phase 1a clinical trial of TH103 and the newly initiated Phase 1b/2 clinical trial in the third quarter of 2025. CRO and other clinical expenses increased by $0.7 million as we opened additional investigational sites and enrolled patients in our clinical program. CDMO and other third-party preclinical studies and consulting costs increased by $3.6 million due to the additional manufacturing process development activities and manufacturing of our clinical supplies to support our clinical trials.

Personnel related costs increased by $0.9 million, due to hiring in our research and development organization. This increase in personnel related costs included a $0.1 million increase in stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased by $1.8 million from $1.8 million for the three months ended September 30, 2024 to $3.6 million for the three months ended September 30, 2025. The increase in general and administrative expenses was primarily attributable to an increase of $0.7 million in legal, accounting and other professional and outside services, an increase of $0.2 million related to directors' and officers’ insurance recognized following the closing of the Merger, an increase of $0.5 million in personnel related expenses and an increase of $0.4 million in other expenses. General and administrative expenses increased as we invested in our corporate infrastructure and in connection with the closing of the Merger.

Change in fair value of derivative liabilities

We did not recognize any change in the fair value of derivative liabilities for the three months ended September 30, 2025. We recognized a $0.5 million gain for the three months ended September 30, 2024, related to the changes in the fair value of derivative liabilities embedded into convertible promissory notes issued to Samsara and other investors. We estimated the fair value of the derivative liabilities embedded in the convertible promissory notes using a with-and-without scenario analysis. Refer to Note 5, Fair Value Measurements, in our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details. All outstanding convertible promissory notes, other than the AlloVir Note, were converted into either shares of redeemable convertible preferred stock or common stock and the derivative liability expired in connection with the closing of the Merger on March 18, 2025.

Interest expense

We recognized no interest expense for the three months ended September 30, 2025. We recognized $0.8 million of interest expense for the three months ended September 30, 2024, which included the accrued interest and amortization of debt discount related to issued and outstanding convertible promissory notes issued to Samsara and other investors. Refer to Note 8, Convertible Promissory Notes, in our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details.

Other income, net

Other income, net of $0.8 million and an immaterial amount for the three months ended September 30, 2025 and 2024, respectively, primarily consisted of interest income received from money market investments and U.S. government treasury securities and foreign currency gains (losses).

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Operating expenses:
Research and development	$23,596	$41,192	$(17,596)
General and administrative	11,755	3,407	8,348
Total operating expenses	35,351	44,599	(9,248)
Loss from operations	(35,351)	(44,599)	9,248
Other income (expense), net:
Change in fair value of tranche liability	365	—	365
Change in fair value of derivative liabilities	1,229	860	369
Interest expense	(1,443)	(1,392)	(51)
Loss on issuance of convertible promissory notes	(186)	(2,134)	1,948
Other income, net	1,946	124	1,822
Total other income (expense), net	1,911	(2,542)	4,453
Net loss	$(33,440)	$(47,141)	$13,701

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
External costs:
CDMO, CRO and other third-party preclinical studies, clinical trials and consulting costs	$19,164	$7,044	$12,120
License fees, milestone payments and annual maintenance fees related to acquired technologies	7	32,194	(32,187)
Internal costs:
Personnel related costs (including stock-based compensation)	3,699	1,615	2,084
Other expense	726	339	387
Total research and development expenses	$23,596	$41,192	$(17,596)

Research and development expenses decreased by $17.6 million, from $41.2 million for the nine months ended September 30, 2024, to $23.6 million for the nine months ended September 30, 2025.

License fees, milestone payments and annual maintenance fees related to acquired technologies decreased by $32.2 million due to royalty obligation expense incurred in connection with the Royalty Agreement entered into with Samsara that was recorded as research and development expense during the nine months ended September 30, 2024.

CDMO, CRO and other third-party preclinical studies, clinical trials and consulting costs increased by $12.1 million as we initiated our Phase 1a clinical trial in TH103 in June 2024 and our Phase 1b/2 clinical trial in the third quarter of 2025. CRO and other clinical expenses increased by $1.7 million as we opened additional investigational sites and enrolled patients in our clinical program. CDMO and other third-party preclinical studies and consulting costs increased by $10.4 million due to the additional manufacturing process development activities and manufacturing of our clinical supplies to support our clinical trials.

Personnel related costs increased by $2.1 million due to hiring in our research and development organization. This increase in personnel related costs included a $0.2 million increase in stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased by $8.4 million, from $3.4 million for the nine months ended September 30, 2024 to $11.8 million for the nine months ended September 30, 2025. The increase in general and administrative expenses was primarily attributable to an increase of $3.9 million in legal, accounting and other professional and outside services, an increase of $1.9 million related to directors' and officers’ insurance recognized following the closing of the Merger, an increase of $1.5 million in personnel related expenses and an increase of $1.1 million in other expenses. General and administrative expenses increased as we invested in our corporate infrastructure and in connection with the closing of the Merger.

Change in fair value of tranche liability

We recognized a $0.4 million gain for the nine months ended September 30, 2025, related to the changes in the fair value of tranche liability. We did not issue tranche liability for the nine months ended September 30, 2024. The convertible promissory notes issued in the Convertible Note Financing in October and November 2024 and amended in November 2024 included three subsequent tranches for the issuance of convertible promissory notes at the predetermined conversion price that were concluded to be liabilities and are accounted for at fair value until the tranches’ expiration or settlement. The fair value of the tranche liability is estimated using a probability weighted scenario analysis discounted to the current period. Refer to Note 5, Fair Value Measurements, in our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details. In January 2025, as part of the first tranche of the Additional Permitted Bridge Financing, we issued additional convertible promissory notes for $3.75 million and one of three tranches was settled. In March 2025, we and other noteholders entered into an acknowledgment of conversion and termination agreement to cancel all unfunded tranches and the tranche liability expired unexercised.

Change in fair value of derivative liabilities

We recognized $1.2 million and $0.9 million gain for the nine months ended September 30, 2025 and 2024, respectively, related to the changes in the fair value of derivative liabilities embedded into convertible promissory notes issued to Samsara and other investors. We estimated the fair value of the derivative liabilities embedded in the convertible promissory notes using a with-and-without scenario analysis. Refer to Note 5, Fair Value Measurements, in our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details. All outstanding convertible promissory notes, other than the AlloVir Note, were converted into either shares of redeemable convertible preferred stock or common stock and the derivative liability expired in connection with the closing of the Merger on March 18, 2025.

Interest expense

We recognized $1.4 million for each of the nine months ended September 30, 2025 and 2024 of interest expense, which included the accrued interest and amortization of debt discount related to issued and outstanding convertible promissory notes issued to Samsara and other investors. Refer to Note 8, Convertible Promissory Notes, in our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details.

Loss on issuance of convertible promissory notes

We recognized $0.2 million and $2.1 million of loss on issuance of convertible promissory notes to Samsara and other investors for the nine months ended September 30, 2025 and 2024, respectively. The decrease of $1.9 million in loss on issuance of convertible promissory notes was related to the lower amount of premium recognized at the issuance of the notes in January 2025 compared to the premium on the notes issued in March 2024 and May 2024. Refer to Note 8, Convertible Promissory Notes, in our condensed consolidated financial statements included elsewhere in this Quarterly Report, for additional details.

Other income, net

Other income, net of $1.9 million and $0.1 million for the nine months ended September 30, 2025 and 2024, respectively, primarily consisted of interest income received from money market investments and U.S. government treasury securities, and foreign currency gains (losses).

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. From inception, we have primarily funded our operations from sales of redeemable convertible preferred stock, issuances of convertible promissory notes and a SAFE, and from cash and cash equivalents of AlloVir received in the Merger. From inception through September 30, 2025, we have received gross proceeds of $67.5 million from sales of redeemable convertible preferred stock, issuances of convertible promissory notes and a SAFE, and we received cash and cash equivalents of AlloVir of approximately $102.1 million in the Merger. As of September 30, 2025, we had $77.0 million in cash, cash equivalents and short-term investments.

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

We have incurred significant losses and negative cash flows from operations since our inception. As of September 30, 2025, we had an accumulated deficit of $150.0 million. Based on our current operating plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements into 2027. However, we have based these estimates on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect.

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

Cash Flows

The following table summarizes primary sources and uses of cash for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(31,313)	$(12,819)
Net cash used in investing activities	(34,706)	—
Net cash provided by financing activities	107,267	11,563
Net increase (decrease) in cash, cash equivalents and restricted cash	$41,248	$(1,256)

Operating Activities

Net cash used in operating activities was $31.3 million and $12.8 million for the nine months ended September 30, 2025 and 2024, respectively.

Cash used in operating activities for the nine months ended September 30, 2025, was primarily due to a net loss of $33.4 million, offset by non-cash charges of $1.6 million and further offset by net changes of $0.6 million in net operating assets and liabilities. Non-cash charges primarily consist of $1.6 million in stock-based compensation expense and 1.4 million in non-cash interest expense, offset by a gain of $1.2 million related to the change in fair value of derivative liabilities and a gain of $0.4 million related to the change in fair value of tranche liability. The change in net operating assets and liabilities was primarily due to a decrease in prepaid expenses and other current assets of $1.5 million, offset by a decrease in accounts payable of $1.0 million.

Cash used in operating activities for the nine months ended September 30, 2024, was primarily due to a net loss of $47.1 million, offset by non-cash charges of $35.4 million and increased by net changes of $1.1 million in the net operating assets and liabilities. Non-cash changes primarily consist of a $32.0 million royalty obligation expense incurred in connection with the Royalty Agreement, a loss on issuance of convertible promissory notes of $2.1 million, a non-cash interest expense of $1.4 million, stock-based compensation expense of $0.6 million, and offset by $0.9 million gain related to the change in fair value of derivative liabilities. The change in net operating assets and liabilities was primarily due to a decrease in accounts payable of $0.1 million, an increase in prepaid expenses and other current assets of $0.1 million, an increase in other non-current assets of $0.3 million, and a decrease in accrued expenses and other current liabilities of $0.6 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 was $34.7 million, which consisted of $34.5 million from purchases of short-term investments and investments classified as cash equivalents and $0.2 million from purchases of property and equipment. There was no cash used in investing activities for the nine months ended September 30, 2024.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was $107.3 million, which consisted of $102.1 million of cash and cash equivalents of AlloVir received in connection with the Merger, proceeds from the issuance of a convertible promissory note of $7.5 million, partially offset by payments of deferred transaction costs and issuance costs related to the Merger of $2.3 million.

Net cash provided by financing activities for the nine months ended September 30, 2024 was $11.6 million, which consisted of $10.0 million net cash proceeds from the issuance of convertible promissory notes and $1.6 million from the issuance of redeemable convertible preferred stock to existing and new investors.

Contractual and Other Obligations

We enter into contracts in the normal course of business with CDMOs for clinical supply manufacturing, with CROs for clinical trials and with other vendors for preclinical studies, supplies and other products and services for operating purposes. These agreements generally provide for termination at the request of either party generally with less than one-year notice and, therefore, our management believes that non-cancellable obligations under these agreements are not material. We do not currently expect any of these agreements to be terminated and did not have any non-cancellable obligations under these agreements as of September 30, 2025 and December 31, 2024.

We are required to pay certain milestone payments contingent upon the achievement of specific development and regulatory events in accordance with the UCSD Agreement. Refer to Note 7, Significant Agreements, in our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details. As of September 30, 2025 and December 31, 2024, we recognized $0.1 million and $0.2 million related to the UCSD Agreement in accrued expenses and other current liabilities in the condensed consolidated balance sheets, respectively. Through the nine months ended September 30, 2025, development milestones totaling $0.1 million have been achieved and incurred as research and development expenses. We did not achieve any development milestones and did not incur any related milestone expense during the three and nine months ended September 30, 2025. We are required to pay royalties on sales of products developed under the UCSD Agreement. Our product candidate was in development as of September 30, 2025 and December 31, 2024 and no such royalties were due.

We are obligated to pay royalties to Samsara under the Royalty Agreement. Refer to Note 7, Significant Agreements, in our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details. We recognized an initial royalty liability in the amount of $32.1 million, which was based on its estimated fair value at the effective date of the Royalty Agreement. Once royalty payments to Samsara are deemed probable and estimable, and if such amounts exceed the royalty liability balance, we will impute interest to accrete the royalty liability on a prospective basis based on such estimates. As of September 30, 2025 these royalties were not probable and estimable.

In February 2025, we entered into an operating lease agreement for office space in Berkeley Heights, New Jersey. The lease commenced in September 2025 and is expected to terminate in December 2031. We can extend the lease term twice for an additional three years and can terminate the lease after four years and four months after the lease commencement date with a termination penalty of $0.3 million. Total remaining undiscounted payments under this lease are approximately $2.2 million. In addition to the base rent, we will pay our share of operating expenses and taxes. The lessor provided a tenant improvement allowance of up to $0.4 million, which we fully utilized during the three months ended September 30, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”) (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2025, because of the material weaknesses in our internal control over financial reporting described below.

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2024 which remain unremediated as of September 30, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

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

Remediation Plans

We have begun taking measures, and plan to continue to take measures, to remediate these material weaknesses. We actively recruited additional accounting personnel with appropriate experience, certification, education and training. For example, following the closing of the Merger, AlloVir’s Chief Accounting Officer serves as our Chief Accounting Officer, and AlloVir’s Controller serves as our Controller. In addition, in April 2025, we appointed a new member to our board of directors, who was also appointed as chair of the audit committee of the board of directors and was deemed to be an audit committee financial expert. Additionally, in November 2025, we hired our Chief Financial Officer. We are in the process of implementing additional measures and risk assessment procedures designed to improve our disclosure controls and procedures and internal control over financial reporting to address the underlying causes of these material weaknesses, including the implementation of appropriate segregation of duties, formalization of accounting policies and controls, and implementation of accounting systems to automate manual processes. We have engaged financial consultants to assist with the implementation of internal controls over financial reporting. To the extent that we are not able to hire and retain such individuals or are unable to successfully design and implement such controls, the material weaknesses identified may not be remediated and we may be required to record additional adjustments to our financial statements in the future or otherwise not be able to produce timely or accurate financial statements. The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above, the controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are effective. These remediation measures will be time-consuming and require financial and operational resources. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that may lead to a restatement of our financial statements or cause us to fail to meet our reporting obligations.

Changes in Internal Control Over Financial Reporting

Except as discussed above under “Remediation Plans”, there were no changes in our internal control over financial reporting during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $33.4 million and $47.1 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had cash, cash equivalents and short-term investments of $77.0 million and an accumulated deficit of $150.0 million.

We do not have any products approved for sale and have not generated any revenue from product sales or otherwise. To date, we have funded our operations primarily from sales of redeemable convertible preferred stock, issuances of convertible promissory notes and a SAFE, and from cash and cash equivalents of AlloVir received in the Merger. We have devoted substantially all of our resources to organizing and staffing, business planning, raising capital, acquiring our technology, establishing our intellectual property portfolio and performing research and development of our product candidate. We are in the early stages of development of our lead product candidate, TH103. We received investigational new drug (“IND”) clearance for TH103 for the treatment of patients with neovascular, or wet, age-related macular degeneration (“nAMD”), in June 2024 and, in August 2024, we treated the first patient in our Phase 1a open-label clinical trial to investigate the safety, tolerability, dose range and pharmacokinetic profile or intravitreal injection of TH103 in patients with nAMD. We are also enrolling a Phase 1b/2 multiple ascending dose clinical trial of TH103 in patients with nAMD, which is intended to build upon our ongoing Phase 1a clinical trial. The Phase 1b/2 dose-finding trial is designed to evaluate multiple dose levels of TH103 in up to 80 nAMD patients.

We expect to continue to incur significant expenses and operating losses for the foreseeable future, including costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:

•
conduct our ongoing Phase 1a and Phase 1b/2 clinical trials of TH103 in patients with nAMD;
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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we conduct our ongoing clinical trials of TH103; prepare for future preclinical studies and clinical trials of TH103; prepare for, initiate and conduct preclinical studies and clinical trials of other product candidates we may develop; and potentially seek marketing approval for any of the product candidates we may develop. We expect our expenses to increase substantially over time in connection with our ongoing and planned activities, particularly as we advance our preclinical activities and our ongoing and planned clinical trials. In addition, if we obtain marketing approval for TH103 or any other product candidate we may develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise additional capital or obtain adequate funds when needed or on acceptable terms, we may be required to delay, limit, reduce or terminate our product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and distract from our product development efforts.

Our future capital requirements will depend on many factors, including:

•
the progress, costs and results of our ongoing Phase 1a and Phase 1b/2 clinical trials of TH103 and future preclinical studies and clinical trials of TH103;
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

As of September 30, 2025, we had cash, cash equivalents and short-term investments of $77.0 million. Based on our current operating plans, our management expects that our cash, cash equivalents and short-term investments as of September 30, 2025 will be sufficient to fund our operating expenses and capital expenditure requirements into 2027. However, we have based these estimates on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of TH103 or other product candidates that we may pursue is highly uncertain, at this time we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any product candidate. Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. We will not generate commercial revenues unless and until we can achieve sales of products, which we do not anticipate for a number of years, if at all. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all, and we may be impacted by the economic climate and market conditions. For example, market volatility resulting from general United States or global economic or market conditions, including related to any health epidemics, pandemics or other contagious outbreaks could also adversely impact our ability to access capital as and when needed. Alternatively, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

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

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2024 which remain unremediated as of September 30, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

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

These material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected. We have begun taking measures, and plan to continue to take measures, to remediate these material weaknesses. We actively recruited additional accounting personnel with appropriate experience, certification, education and training. For example, following the closing of the Merger, AlloVir’s Chief Accounting Officer serves as our Chief Accounting Officer, and AlloVir’s Controller serves as our Controller. In addition, in April 2025, we appointed a new member to our board of directors, who was also appointed as chair of the audit committee of the board of directors and was deemed to be an audit committee financial expert. Additionally, in October 2025, we hired our Chief Financial Officer.We are in the process of implementing additional measures and risk assessment procedures designed to improve our disclosure controls and procedures and internal control over financial reporting to address the underlying causes of these material weaknesses, including the implementation of appropriate segregation of duties, formalization of accounting policies and controls, and implementation of accounting systems to automate manual processes. We have engaged financial consultants to assist with the implementation of internal controls over financial reporting. To the extent that we are not able to hire and retain such individuals or are unable to successfully design and implement such controls, the material weaknesses identified may not be remediated and management may be required to record additional adjustments to our financial statements in the future or otherwise not be able to produce timely or accurate financial statements. The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above, the controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are effective. These remediation measures will be time-consuming and require financial and operational resources. If our management concludes that our internal control over financial reporting is not effective, such a determination could adversely affect investor confidence in us and the valuation of our common stock.

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

We are early in our development efforts. We received IND clearance for TH103 for the treatment of patients with nAMD in June 2024 and, in August 2024, we treated the first patient in our Phase 1a clinical trial of TH103 for patients with nAMD. Our ability to generate revenues from product sales, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, marketing approval and eventual commercialization of TH103 or one or more other product candidates, which may never occur. The success of TH103 and any other product candidate we may develop will depend on many factors, including the following:

•
successfully completing preclinical studies;
•
successfully enrolling patients in our Phase 1a and Phase 1b/2 clinical trials of TH103 and completing the clinical trials;
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

We dosed the first patient in our Phase 1a clinical trial of TH103 in August 2024. The risk of failure for TH103 and any other product candidate we may develop is high. It is impossible to predict when or if TH103 or any other product candidate we may develop will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of a product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of such product candidate in humans. Clinical trials may fail to demonstrate that TH103 or any of our other product candidates are safe for humans and effective for indicated uses. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application for marketing approval.

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

The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and preliminary or interim results of a clinical trial do not necessarily predict final results. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. In particular, the small number of patients in our ongoing or future early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. For example, even if successful, the results of our Phase 1a or Phase 1b/2 clinical trials of TH103 may not be predictive of the results of further clinical trials of TH103 or any other product candidate we may develop. Our product candidates may also fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials.

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

Identifying and qualifying patients to participate in our Phase 1a and Phase 1b/2 clinical trials for TH103 and any other product candidate we may develop is critical to our success. Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients who remain in the trial until its conclusion. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. In particular, our Phase 1a clinical trial of TH103 is open for enrollment and the first patient was treated in August 2024. Our Phase 1b/2 clinical trial of TH103 is also open for enrollment. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as TH103, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. We cannot predict how successful we will be at enrolling subjects in future clinical trials. Patient enrollment is affected by a variety of other factors, including:

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

Our Phase 1a clinical trial of TH103 is open for enrollment and the first patient was treated in August 2024. Our Phase 1b/2 clinical trial of TH103 is also open for enrollment. If TH103 or any other product candidate we may develop is associated with dose limiting toxicities, serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected in clinical trials or preclinical testing, we may need to abandon development of such product candidate or limit development to more narrow uses or subpopulations in which the dose limiting toxicities, serious adverse events, undesirable side effects or unexpected characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In pharmaceutical development, many compounds that initially showed promise in early-stage or clinical testing are later found to cause side effects that delay or prevent further development of the compound or decrease the size of the patient population for whom the compound could ultimately be prescribed.

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

We have initiated Phase 1a and Phase 1b/2 clinical trials of TH103 for nAMD. Clinical trials will be conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials may indicate an apparent positive effect of TH103 that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If TH103 or any other product candidate we may develop receives marketing approval, and we, or others, later discover that they are less effective than previously believed, or cause undesirable side effects, a number of potentially significant negative consequences could result, including:

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

We rely, and expect to continue to rely, on third-party clinical research organizations, in addition to other third parties such as research collaboratives, clinical data management organizations, medical institutions and clinical investigators, to conduct our Phase 1a and Phase 1b/2 clinical trials of TH103 and any other clinical trials we conduct. We currently have no plans to independently conduct clinical trials of TH103 or any other product candidate that we may develop. These contract research organizations (“CROs”) and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. These third-party arrangements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.

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

Finally, our ability to develop and market new products may be impacted if litigation challenging the FDA’s approval of mifepristone continues. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a Risk Evaluation and Mitigation Strategy (“REMS”). The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed that decision after unanimously finding that the plaintiffs (anti-abortion doctors and organizations) did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states filed an amended complaint in the district court in Texas challenging the FDA’s actions. On January 16, 2025, the District Court agreed to allow these states to file an amended complaint and continue to pursue this challenge. Thereafter, on September 30, 2025, the District Court declined to dismiss the case and, instead, transferred it to the federal district court in the Eastern District of Missouri. Depending on the outcome of this litigation, our ability to develop new drug product candidates and to maintain approval of existing drug products could be delayed, undermined or subject to protracted litigation.

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

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency (the “MHRA”), is responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland). On April 28, 2025, the United Kingdom Parliament adopted amendments to improve and strengthen the United Kingdom’s clinical trials regulatory regime; they will take effect on April 28, 2026. These changes were needed since the current United Kingdom requirements are based upon the now-repealed EU Clinical Trials Directive (2001/20/EC), which has been replaced by the European Clinical Trials Regulation (Regulation EU No 536/2014). In anticipation of these new requirements, on October 1, 2025, the MHRA updated its guidance for clinical trials to address, among other things, research transparency requirements for clinical trials, the approvals process, the Research Ethics Committee review of clinical trials, simplified arrangements for consent in clinical trials and pharmacovigilance. Since the United Kingdom left the European Union prior to the date on which the EU Clinical Trials Regulation took effect, the United Kingdom’s legal framework did not benefit from the same revisions as occurred at European Union level.

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

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the European Union pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. On April 10, 2024, the European

Parliament adopted a position on the proposal requesting several amendments to the package. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term. On June 4, 2025, after almost two years of negotiations among the European Union Member States, the Council of the European Union adopted its position on the proposed overhaul of the European Union general pharmaceutical legislative framework, which is known as the new Pharma Package. This proposal will now be the subject of additional negotiations and technical meetings, with the objective of reaching agreement on issues such as the regulatory data protection framework and the access and supply obligations. At this point, it appears that the period of market exclusivity for innovator products may be reduced from two years to one, exclusions from patent infringement for studies and trials will likely expand, and there will be a new obligation to ensure sufficient supply of medicines. The revisions may have a significant impact on the pharmaceutical industry and our business in the long term.

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

Finally, on September 9, 2025, President Trump issued a Memorandum directing the United States Department of Health and Human Services (“HHS”) to “ensure transparency and accuracy in direct-to-consumer prescription drug advertising, including by increasing the amount of information regarding any risks associated with the use of any such prescription drug required to be provided in prescription drug advertisements.” The same day, the FDA declared that it will no longer tolerate what it characterized as “deceptive practices” in prescription drug advertising and that the FDA would “aggressively deploy” its available enforcement tools, with “heightened scrutiny” of fair balance and disclosures in social media promotions. The FDA issued a generic “notice letter” to a substantial number of companies directing such companies to “remove any noncompliant advertising and bring all promotional communications into compliance.” When and if our product candidates are approved, we will need to maintain a robust compliance program and processes designed to ensure that all such advertising activities are performed in a legal and compliant manner and anticipate rule changes at the FDA and possibly other agencies.

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
•
the federal transparency requirements under the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies to report to HHS information related to payments and other transfers of value to physicians (as defined by statute), other healthcare providers and teaching hospitals and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and certain state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring product manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures.

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

For example, the loss and retirement of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidate. Pursuant to President Trump's E.O. 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of HHS announced on March 27, 2025, a reorganization and reduction in force across the Department of approximately 20,000 employees (82,000 to 62,000), with FDA’s workforce of approximately 20,000 to decrease by 3,500 full-time employees. Subsequently, the FDA indicated that roughly a quarter of those employees who received RIF notices had been reinstated. On July 14, 2025, following litigation reaching the U.S. Supreme Court, the administration began to carry out these layoffs across HHS, including the FDA. There are also ongoing deliberations within the administration and Congress over potentially substantial proposed cuts to the overall budget for HHS and funding of the FDA for the 2026 federal fiscal year.

While the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under the Prescription Drug User Fee Act (“PDUFA”), it remains unclear how the administration’s FDA reduction in force and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidate in a timely manner. For example, while the FDA reduction in force did not reportedly specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. There have been several reports in which the FDA failed to meet a PDUFA goal date for approval of an NDA or BLA due to heavy workload and limited resources. In addition, while currently unclear, there is a risk that the FDA reduction in force and budget cutbacks could threaten the integrity of the PDUFA program itself. That is because, for the FDA to obligate user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.

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

In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. During the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

For example, the federal government shut down on October 1, 2025. As of the date of this Quarterly Report, there are active negotiations to reopen the government imminently. At the outset of this shutdown, the FDA issued a public notice stating that FDA operations would continue to the extent permitted by law, such as activities necessary to address imminent threats to the safety of human life and activities funded by carryover user fee funds. The FDA declared that, during the shutdown period, it does not have legal authority to accept user fees assessed for fiscal year 2026 until a fiscal year 2026 appropriation or Continuing Resolution for the FDA is enacted. As a result, during this government shutdown, the FDA did not accept any regulatory submissions for fiscal year 2026 that require a fee payment.

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

On July 31, 2025, President Trump issued letters to 17 pharmaceutical companies reiterating the requirements of the May 12, 2025, Executive Order and demanding that such companies extend MFN pricing to Medicaid patients, guarantee MFN pricing for newly-launched drug products, return increased revenues abroad to American patients and provide for direct purchasing at MFN pricing. The letters also urged these companies to stipulate that they will not offer other developed nations better prices for new drugs than the prices offered for such products in the U.S. The letters called for engagement with the FDA and CMS within 60 days to implement these changes and threatened to use “every tool in our arsenal” to address what the letter characterized as “abusive drug pricing practices.”

On September 30, 2025, the Trump Administration announced that Pfizer Inc. had agreed to base its pharmaceutical prices in the United States on MFN pricing. According to a White House fact sheet, the agreement “will provide every State Medicaid program in the country access to MFN drug prices” on the company’s products, and requires the company “to offer medicines at a deep discount off the list price when selling directly to American patients.” Pfizer Inc. indicated that the agreement “provides certainty from tariffs” and that the company “will also participate in a direct purchasing platform, TrumpRx.gov, that will allow American patients to purchase medicines…at a significant discount.” Thereafter, on October 10, 2025, another pharmaceutical company, AstraZeneca PLC, announced that it too had reached an agreement with the Trump Administration to lower prices for “eligible patients with prescriptions for chronic diseases” in the United States and that it will participate in the TrumpRx direct-to-patient marketing website.

In addition, industry is awaiting the release of the Global Benchmark for Efficient Drug Pricing (GLOBE) Model, a proposed rule by the CMS that is currently pending review at the Office of Information and Regulatory Affairs within the Office of Management and Budget. Once released, the GLOBE Model proposed rule will provide further insight into how the Trump Administration is seeking to advance drug pricing policy and provide an opportunity for interested parties to submit public comment as part of the rulemaking process. The implications and consequences of these actions and subsequent actions by the Trump Administration to compel an MFN regulatory pricing requirement in the United States continue to remain unclear and uncertain and could ultimately result in litigation.

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

This past spring, the Trump Administration initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, the President issued an Executive Order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement (“USMCA”), and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the administration delayed the effective date of such tariffs for all countries except China. Later, the United States and China reached a framework agreement that ultimately resulted in the suspension of the higher reciprocal tariffs on China until November 11, 2025. Since the April announcement, several other countries, including, the United Kingdom, Vietnam and Indonesia, have also reached deals with the United States that include reduced tariff rates and other measures. On July 31, 2025, President Trump issued an Executive Order detailing new reciprocal tariff rates for individual countries that took effect on August 7, 2025. The new reciprocal rates, which are consistent with the rates reflected in the trade deals already announced, range from 10% to 41% with imports from Switzerland receiving a 39% rate. The new rates do not apply to Canada, China, Mexico and a few other countries.

For China, the 10% baseline tariff announced in April 2025 remains in effect, in addition to a minimum of an additional 20%. Regarding Canada and Mexico, the rate remains 25% for goods that are not covered by the USMCA for Mexico, and effective August 1, 2025, was increased to 35% on imports from Canada that are not covered by the USMCA. Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on CDMOs and other service providers that operate in China. Certain countries have reached agreements with the U.S. that cap pharmaceutical tariffs at 15%. These include the European Union, Japan, South Korea and the United Kingdom.

Separately, in April 2025, the Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 into the impact on U.S. national security of the imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. On September 25, 2025, via a post on Truth Social, President Trump announced that, beginning

October 1, 2025, all branded or patented drugs imported in the United States would face a 100% tariff. At the same time, President Trump indicated that these tariffs could be avoided by building pharmaceutical manufacturing facilities in the United States. Thereafter, President Trump delayed the October 1, 2025 effective date of the tariffs on branded or patented pharmaceutical products announcing that the Trump Administration had now “begun preparing” tariffs on manufacturers that do not build in the United States or enter into a most-favored-nation drug pricing agreement with the Trump Administration.

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

We will no longer qualify as an “emerging growth company” as of December 31, 2025 and, as a result, we will no longer be able to avail ourselves of certain reduced disclosure requirements applicable to emerging growth companies. We may continue to qualify as a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company”, as defined in the JOBS Act. We will remain an EGC until December 31, 2025, although if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have annual gross revenues of $1.235 billion or more in any fiscal year, we would cease to be an EGC as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1.0 billion of non-convertible debt over a three-year period. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions include:

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

Our executive officers, directors and principal stockholders, in the aggregate, beneficially owned approximately 75.04% of our outstanding shares of common stock as of September 30, 2025. As a result, if these stockholders were to choose to act together (or, in the case of Samsara LP, alone), they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together (or, in the case of Samsara LP, alone), they would be able to control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. In addition, as a result of this concentration of ownership, there may be a limited number of shares of our common stock that are not held by officers, directors and the principal stockholder, thereby adversely impacting the liquidity of our common stock and potentially depressing the price at which stockholders may be able to sell shares of common stock.

Samsara LP, our principal stockholder, beneficially owns greater than 50% of our outstanding shares of capital stock, which has caused us to be deemed a “controlled company” under the rules of Nasdaq.

Samsara LP controlled approximately 61.21% of the voting power of our capital stock as of September 30, 2025. As a result, Samsara LP owns more than 50% of our outstanding capital stock, and as such, we are a “controlled company” under the rules of Nasdaq. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and, as such, can elect to be exempt from certain corporate governance requirements, including requirements that:

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

Item 5. Other Information.

Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2025.

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
10.1

Employment Agreement, dated November 1, 2025, by and between Matthew Gall and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39409) filed on November 3, 2025).

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

Kalaris Therapeutics, Inc.

Date: November 12, 2025	By:	/s/ Andrew Oxtoby
Andrew Oxtoby
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Matthew Gall
Matthew Gall
Chief Financial Officer
(Principal Financial Officer)

Date: November 12, 2025	By:	/s/ Brett Hagen
Brett Hagen
Chief Accounting Officer
(Principal Accounting Officer)