Form 10-Q
period 2026-03-31
Kalaris Therapeutics, Inc.
filed 2026-05-12
CIK 1754068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 5, 2026, the registrant had 23,792,278 shares of common stock, $0.0001 par value per share, outstanding.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in this Quarterly Report under the heading “Risk Factors” in Part II, Item 1A. “Risk Factors” that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Moreover, we operate in a competitive and rapidly changing environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties, nor can management assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. You should read this Quarterly Report with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report are made as of the date of this Quarterly Report, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

RISK FACTORS SUMMARY

Our business is subject to a number of risks that, if realized, could materially affect our business, prospects, operating results and financial condition. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report. These risks include, but are not limited to, the following:

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Kalaris Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$34,427	$98,054
Short-term marketable securities	62,788	19,928
Deferred transaction costs	389	—
Prepaid expenses and other current assets	861	827
Total current assets	98,465	118,809
Long-term marketable securities	7,654	—
Operating lease right-of-use assets	1,433	1,475
Restricted cash	500	499
Other non-current assets	1,753	953
Total assets	$109,805	$121,736
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$905	$1,281
Accrued expenses and other current liabilities (including $73 and $67 due to a related party)	6,857	8,117
Operating lease liabilities, current	317	316
Total current liabilities	8,079	9,714
Royalty obligation – related party	32,076	32,076
Operating lease liabilities, long-term	1,093	1,132
Total liabilities	41,248	42,922
Stockholders’ equity:
Common stock, $0.0001 and $0.0001 par value as of March 31, 2026 and December 31, 2025, respectively; 300,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 22,992,291 and 22,902,418 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	239,459	238,805
Accumulated other comprehensive income	(49)	6
Accumulated deficit	(170,855)	(159,999)
Total stockholders’ equity	68,557	78,814
Total liabilities and stockholders’ equity	$109,805	$121,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Kalaris Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development (including $15 and $13 for a related party)	$7,572	$6,030
General and administrative (including $73 and $151 for a related party)	4,261	4,324
Total operating expenses	11,833	10,354
Loss from operations	(11,833)	(10,354)
Other income (expense), net:
Change in fair value of tranche liability (including $0 and $331 for a related party)	—	365
Change in fair value of derivative liabilities (including $0 and $1,165 for a related party)	—	1,229
Interest expense (including $0 and $1,384 for a related party)	—	(1,443)
Loss on extinguishment and on issuance of convertible promissory notes (including $0 and $169 for a related party)	—	(186)
Other income, net	977	193
Total other income, net	977	158
Net loss	$(10,856)	$(10,196)
Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(2.52)
Weighted-average shares outstanding, basic and diluted	23,723,618	4,053,140
Comprehensive loss:
Net loss	$(10,856)	$(10,196)
Other comprehensive income (loss):
Unrealized loss on marketable securities, net of tax	(55)	—
Total other comprehensive loss	(55)	—
Comprehensive loss	$(10,911)	$(10,196)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Kalaris Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock

and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional	Accumulated Other		Total Stockholders’
	Shares	Amount	Shares (1)	Amount	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Equity (Deficit)
Balance at December 31, 2024	43,151,340	$45,999	1,356,431	$—	$19,945	$—	$(116,561)	$(96,616)
Premium on issuance of convertible promissory notes	—	—	—	—	186	—	—	186
Issuance of Series B-2 redeemable convertible preferred stock upon conversion of convertible promissory notes in connection with the Merger	794,499	3,695	—	—	—	—	—	—
Conversion of convertible promissory notes into common stock in connection with the Merger	—	—	3,418,839	—	20,799	—	—	20,799
Conversion of redeemable convertible preferred stock into common stock in connection with the Merger	(43,945,839)	(49,694)	8,859,474	1	49,693	—	—	49,694
Recognition of AlloVir common stock outstanding at the closing of the Merger	—	—	5,067,674	1	104,989	—	—	104,990
Transaction costs related to the Merger	—	—	—	—	(5,357)	—	—	(5,357)
Stock-based compensation expense	—	—	—	—	374	—	—	374
Net loss	—	—	—	—	—	—	(10,196)	(10,196)
Balance at March 31, 2025	—	$—	18,702,418	$2	$190,629	$—	$(126,757)	$63,874

1)
The shares of common stock have been retroactively recast in connection with the Merger to reflect the exchange ratio of 0.2016 (Note 3).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Kalaris Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Total Stockholders’
	Shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Equity (Deficit)
Balance at December 31, 2025	22,902,418	$2	$238,805	$6	$(159,999)	$78,814
Proceeds from exercise of stock options	89,873	—	74	—	—	74
Stock-based compensation expense	—	—	580	—	—	580
Unrealized loss on marketable securities, net of tax	—	—	—	(55)	—	(55)
Net loss	—	—	—	—	(10,856)	(10,856)
Balance at March 31, 2026	22,992,291	$2	$239,459	$(49)	$(170,855)	$68,557

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Kalaris Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(10,856)	$(10,196)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	10	—
Stock-based compensation expense	580	374
Change in fair value of derivative liabilities (including $0 and $1,165 for a related party)	—	(1,229)
Change in fair value of tranche liability (including $0 and $331 for a related party)	—	(365)
Non-cash interest expense (including $0 and $1,384 for a related party)	—	1,443
Non-cash operating lease expense	42	—
Net amortization of premiums and accretion of discounts on marketable securities	(220)	—
Loss on extinguishment and on issuance of convertible promissory notes (including $0 and $169 for a related party)	—	186
Changes in assets and liabilities:
Prepaid expense and other current assets	(34)	1,420
Other non-current assets	(810)	—
Accounts payable	(376)	934
Accrued expenses and other current liabilities	120	(8)
Operating lease liabilities	(37)	—
Net cash used in operating activities	(11,581)	(7,441)
Cash flows from investing activities:
Purchases of marketable securities	(70,350)	—
Maturities of marketable securities	20,000	—
Net cash used in investing activities	(50,350)	—
Cash flows from financing activities:
Proceeds from the issuance of convertible promissory notes (including $0 and $3,402 from a related party), net of issuance costs	—	7,500
Cash acquired in connection with the Merger	—	102,113
Payment of deferred transaction costs and issuance costs	(1,769)	(2,346)
Proceeds from the exercise of stock options	74	—
Net cash (used in) provided by financing activities	(1,695)	107,267
Net (decrease) increase in cash and cash equivalents and restricted cash	(63,626)	99,826
Cash and cash equivalents and restricted cash, at beginning of the period	98,553	1,639
Cash and cash equivalents and restricted cash, at end of the period	$34,927	$101,465
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	34,427	100,965
Restricted cash	500	500
Total cash, cash equivalents and restricted cash, at end of the period	$34,927	$101,465

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Kalaris Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flow information:
Unrealized gain (loss) on marketable securities	$(55)	$—
Deferred transaction and financing issuance costs included in accounts payable and accrued expenses and other current liabilities	$337	$629
Premium on issuance of convertible promissory notes (including $0 and $169 for a related party)	$—	$186
Merger transaction costs recognized in additional paid-in capital	$—	$5,357
Issuance of common stock and equity elimination in connection with the Merger	$—	$104,990
Issuance of redeemable convertible preferred stock upon conversion of convertible promissory notes	$—	$3,695
Conversion of redeemable convertible preferred stock shares into common stock in connection with the Merger	$—	$49,694
Conversion of convertible promissory notes and accrued interest in connection with the Merger	$—	$20,799

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

Samsara BioCapital L.P. and its affiliates (collectively, “Samsara”), the Company's majority stockholder and a related party, have provided Legacy Kalaris with significant equity and debt financing since its inception, and management and operational support services to the Company. Refer to Note 15 for further details of the related party transactions with Samsara.

Liquidity

The Company has incurred significant losses and negative cash flows from operations since its inception. During the three months ended March 31, 2026 and 2025 , the Company incurred net losses of $10.9 million and $10.2 million, respectively. During the three months ended March 31, 2026 and 2025, the Company had negative cash flows from operations of $11.6 million and $7.4 million, respectively. As of March 31, 2026 and December 31, 2025, the Company had an accumulated deficit of $170.9 million and $160.0 million, respectively. The Company expects to continue to incur substantial losses for the foreseeable future, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenues to support the Company’s operations.

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

As of March 31, 2026, the Company had cash, cash equivalents and marketable securities of $104.9 million. The Company expects that the existing cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the issuance date of these condensed consolidated financial statements.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). AlloVir and its subsidiaries’ operating results are included in the Company’s condensed consolidated financial statements from the Closing Date of the Merger. All other accompanying financial data as of December 31, 2025, and for the three months ended March 31, 2025, include only the accounts and disclosures of Legacy Kalaris. All intercompany transactions and balances have been eliminated upon consolidation.

These unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with Legacy Kalaris' audited financial statements as of and for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2026.

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

Unaudited Condensed Financial Statements

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of March 31, 2026 and its results of operations and its cash flows for the three months ended March 31, 2026 and 2025. The results of operations for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other future annual or interim period. The consolidated balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted from these unaudited condensed consolidated financial statements.

Marketable Securities

The Company classifies all investments with a remaining maturity of less than one year as short-term marketable securities and investments with a remaining maturity of greater than one year as long-term marketable securities. Marketable securities consist of U.S. treasury securities classified as available-for-sale. The Company's marketable securities are classified as available-for-sale as they are available to fund current operations, even if the Company intends to hold the marketable securities to maturity. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income (loss) until realized. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. Realized gains and losses are determined using the specific identification method and are included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. Interest on available-for-sale securities is included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The Company reviews its portfolio of marketable securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost have resulted from a credit-related loss. If the decline in fair value is due to credit-related factors, a loss is recognized in other income (expense).

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

The aggregate number of shares that AlloVir issued to Legacy Kalaris’ securityholders (including all holders of outstanding convertible notes) at the closing of the Merger was 13,634,744 shares of AlloVir's common stock. Immediately following the Merger, Legacy Kalaris securityholders owned approximately 74.47% of the outstanding shares of the Company’s common stock on a fully-diluted basis and pre-closing AlloVir securityholders owned approximately 25.53% of the outstanding shares of the Company’s common stock on a fully-diluted basis. The number of shares of the Company's common stock issued and outstanding immediately following the closing of the Merger was as follows:

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

4. Marketable Securities

The following table summarizes the amortized cost and estimated fair value of the Company’s U.S. government treasury securities, which are considered to be available-for-sale marketable securities and are included in marketable securities on the condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term marketable securities:
U.S. government treasury securities	$62,821	$—	$(33)	$62,788
Long-term marketable securities:
U.S. government treasury securities	$7,670	$—	$(16)	$7,654
Total marketable securities	$70,491	$—	$(49)	$70,442

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term marketable securities:
U.S. government treasury securities	$19,922	$6	$—	$19,928
Total short-term marketable securities	$19,922	$6	$—	$19,928

The Company did not have any long-term marketable securities as of December 31, 2025. Certain short-term debt securities with original maturities of less than three months are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the tables above. As of March 31, 2026 the remaining contractual maturities of the available-for-sale securities were 1 to 15 months. As of December 31, 2025, all marketable securities had contractual maturities within one year. There were no available-for-sale securities in a continuous unrealized loss position for greater than 12 months.

The Company holds debt securities with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities. The total fair value of marketable securities as of March 31, 2026 was $70.4 million.

5. Fair Value Measurements

The Company’s fair value hierarchy for its financial instruments measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, were as follows (in thousands):

	Fair Value Measurements
As of March 31, 2026	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$26,575	$26,575	$—	$—
U.S. government treasury securities	4,992	4,992	—	—
Total cash equivalents	$31,567	$31,567	$—	$—
Short-term marketable securities:
U.S. government treasury securities	$62,788	$62,788	$—	$—
Long-term marketable securities:
U.S. government treasury securities	$7,654	$7,654	$—	$—
Total marketable securities	$70,442	$70,442	$—	$—

	Fair Value Measurements
As of December 31, 2025	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$94,394	$94,394	$—	$—
U.S. government treasury securities	—	—	—	—
Total cash equivalents	$94,394	$94,394	$—	$—
Short-term marketable securities:
U.S. government treasury securities	$19,928	$19,928	$—	$—
Long-term marketable securities:

U.S. government treasury securities	$—	$—	$—	$—
Total marketable securities	$19,928	$19,928	$—	$—

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

The Company estimated the fair value of the derivative liabilities embedded in the convertible promissory notes using a with-and-without scenario analysis. The Company estimated that the embedded change of control feature fair values were minimal based on the low probability of the change of control events during the three months ended March 31, 2026.

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

The following table provides a roll-forward of the aggregate fair values of the Company’s outstanding Level 3 financial instruments during the three months ended March 31, 2026 and 2025 (in thousands):

	Derivative liabilities	Tranche liability
Balance as of December 31, 2024	$1,042	$365
Initial fair value at issuance	187	—
Change in fair value	(1,229)	(365)
Balance as of March 31, 2025	$—	$—

Balance as of December 31, 2025	$—	$—
Initial fair value at issuance		—

Change in fair value	—	—
Balance as of March 31, 2026	$—	$—

6. Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Prepaid research and development expenses	$259	$323
Prepaid insurance	—	185
Prepaid taxes	460	211
Prepaid professional and legal costs	—	30
Other prepaid expenses and other current assets	142	78
Total prepaid expenses and other current assets	$861	$827

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued research and development expenses	$5,354	$4,295
Accrued compensation expense	508	1,601
Accrued professional and legal costs	604	442
Accrued transaction expenses	337	1,717
Other accrued expenses and other current liabilities	54	62
Total accrued expenses and other current liabilities	$6,857	$8,117

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

The acquisition of the license under the UCSD Agreement, including patent rights and know-how, was accounted for as an asset acquisition. As the acquired technology did not have an alternative future use, the Company recognized the $0.2 million initial cash consideration, $0.1 million patent reimbursement costs incurred prior to the effective date, and $0.2 million related to the obligation to issue shares of the Company’s common stock as research and development expenses. The obligation to issue shares of common stock included two components, the initial shares obligation and the additional shares obligation. The fair value of the initial share obligation was estimated as $0.1 million based on the fair value of 55,440 shares of common stock, which represented 5% of the outstanding fully diluted equity at the effective date. As the initial share obligation was indexed to the Company’s own stock, it was recorded as additional paid-in capital. The additional shares obligation was recognized when the next round of financing closed in March 2022. The Company estimated the fair value of an additional 81,794 shares of common stock as $0.2 million and recognized it as research and development expenses and additional paid-in capital in March 2022. The Company concluded that the contingent payment upon the closing of the Liquidity Event is a derivative liability and should be accounted for at fair value and re-measured until its settlement or expiration. The Company recognized $0.03 million and $0.1 million in patent reimbursement costs for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the Company recognized $0.1 million and $0.03 million related to the UCSD Agreement in accrued expenses and other current liabilities in the condensed consolidated balance sheets, respectively. Over the life of the agreement through March 31, 2026, development milestones totaling $0.1 million have been achieved by the Company and incurred as research and development expenses. The Company did not achieve any development milestones and did not incur any related milestone expense during the three months ended March 31, 2026 and 2025. The assignment fee derivative liability fair value was estimated to be zero as of March 31, 2026 and December 31, 2025, as the probability of the Liquidity Event was estimated to be zero.

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

From July 2024 through March 31, 2026, royalty payments were not probable and estimable and, therefore, no interest expense was recognized for the royalty liability.

8. Convertible Promissory Notes

Upon the closing of the Merger on March 18, 2025, all convertible promissory notes were converted, and therefore, there is no outstanding convertible promissory notes, derivative liabilities or tranche liability as of March 31, 2026 and December 31, 2025.

2024 Convertible Promissory Note

In March 2024, the Company issued a convertible promissory note to Samsara (the “2024 Note”) for total proceeds of up to $10.0 million. The 2024 Note was payable in two advances at Samsara’s discretion, carried an annual interest rate of 10%, and had an original maturity date of March 2025. In March and May 2024, Samsara advanced to the Company $5.0 million for an aggregate advance of $10.0 million under the 2024 Note. All unpaid interest and principal were due and payable upon request of Samsara on or after maturity, or in the event of default. The Company could not prepay the principal amount and accrued interest at any time before maturity without the consent of Samsara.The outstanding principal amount of the 2024 Note and any unpaid accrued interest would automatically convert upon the Company issuing shares of redeemable preferred stock to investors pursuant to certain qualifying financing events or upon occurrence of change of control events (the “2024 Note Qualified Financing”).

Unless earlier converted or repaid in connection with the 2024 Note Qualified Financing or a change in control on or prior to the maturity date, or at any time at Samsara’s option, Samsara could have elected to convert the 2024 Note and any unpaid accrued interest into the Company’s common stock at a conversion price equal to the Series B-2 Stock conversion price then in effect.

The 2024 Note was issued to Samsara at the estimated fair value of $12.1 million at the issuance date. Since the convertible promissory notes were issued to a related party and considered not at arm’s length, the total premium of $2.1 million, which was the difference between the fair value at the issuance date and the principal amount of the note, was recognized as a loss on issuance of convertible promissory notes – related party in the condensed consolidated statement of operations and comprehensive loss and as additional paid-in-capital in the condensed statement of redeemable convertible preferred stock and stockholders’ equity (deficit) in March and May 2024 when amounts were advanced under the 2024 Note. The Company recognized a $0.2 million loss on issuance of convertible promissory notes to a related party for the three months ended March 31, 2025.

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

The Company recognized a change in the fair value of derivative liability of $0.5 million for the three months ended March 31, 2025. The 2024 Note was converted into shares of common stock, and the derivative liability expired in connection with the closing of the Merger on March 18, 2025.

For the three months ended March 31, 2025, interest expense for the 2024 Note was $0.8 million, including $0.2 million of contractual interest expense and $0.6 million in amortization of debt discount arising from the separation of the derivative instrument. In connection with the closing of the Merger, the $10.0 million aggregate outstanding principal amount and $0.9 million accrued interest of the 2024 Note were converted into 1,757,951 shares of Legacy Kalaris common stock at a conversion price of $6.20 per share.

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

Unless earlier converted or repaid in connection with a qualified financing pursuant to the 2024 Bridge Notes or a change in control on or prior to the maturity date, or at any time at Samsara’s option, Samsara could have elected to convert the 2024 Bridge Notes and any unpaid accrued interest into the Company’s common stock at a conversion price equal to the Series B-2 Stock conversion price then in effect (the “2024 Bridge Notes Optional Conversion”).

The Company determined that the investors’ right to receive additional convertible promissory notes at a predetermined conversion price under each of the Subsequent Tranche Closing represented freestanding instruments that should be accounted for separately as liabilities, initially recorded and subsequently remeasured at fair value until their exercise or expiration.

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

The total interest expense for the 2024 Bridge Notes and 2025 Bridge Notes was $0.6 million for three months ended March 31, 2025. For the three months ended March 31, 2025, total interest expense consisted of $0.2 million of contractual interest expense and $0.4 million in amortization of debt discount arising from the separation of the derivative instrument.

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

In March 2025, the Company and other noteholders entered into an acknowledgment of conversion and termination agreement to cancel all unfunded tranches included in the 2024 Bridge Notes. The Company recognized a gain of $0.4 million in the change in fair value of the tranche liability for the three months ended March 31, 2025.

January 2025 AlloVir Convertible Promissory Note

In January 2025, the Company issued the AlloVir Note under which AlloVir funded a principal amount of $3.75 million. At the closing of the Merger on March 18, 2025, the AlloVir Note was cancelled in accordance with its terms.

9. Leases

In February 2025, the Company entered into an operating lease agreement for office space in Berkeley Heights, New Jersey. In accordance with ASC 842, Leases ("ASC 842") the Company has determined the lease commencement occurred in September 2025 upon substantial completion of lessor-owned improvements. The lease is expected to terminate in December 2031, however, the Company has the option to extend the lease term twice for an additional three years. As of March 31, 2026, it is not reasonably certain that the Company will exercise this option to extend. The Company can terminate the lease after four years and four months after the lease commencement date with a termination penalty of $0.3 million. In addition to the base rent, the Company will pay its share of operating expenses and taxes. The lessor provided a tenant improvement allowance of up to $0.4 million, which the Company fully utilized as of March 31, 2026. The Company is responsible for additional improvement expense incurred in excess of the tenant improvement allowance and has incurred $0.1 million of excess costs as of March 31, 2026. The Company records excess costs as payments in the measurement of lease liabilities.

In connection with the signing of the lease, the Company secured a letter of credit in favor of the lessor in the amount of $0.5 million, which will be reduced to $0.2 million over five years. The letter of credit is recorded as restricted cash in the condensed consolidated balance sheet as of March 31, 2026.

The following table summarizes the presentation of the Company's operating lease on its condensed consolidated balance sheet as of March 31, 2026 (in thousands):

Leases	Balance sheet classification	March 31, 2026
Assets:
Operating lease assets	Operating lease right-of-use assets	$1,433
Total lease assets		$1,433
Liabilities:
Current:
Operating lease liabilities	Operating lease liability, current	$317
Noncurrent:
Operating lease liabilities	Operating lease liability, long-term	1,093
Total lease liabilities		$1,410

The components of lease cost under ASC 842 included within general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss were as follows for the three months ended March 31, 2026 (in thousands):

Lease cost	Three Months Ended March 31, 2026
Operating lease cost	$88
Variable lease cost	8
Total lease cost	$96

As of March 31, 2026, the weighted-average remaining lease term for the operating lease was 5.8 years, and the weighted-average discount rate was 13.12%. Cash paid for amounts included in the measurement of lease liabilities was $0.1 million for the three months ended March 31, 2026.

Future minimum annual lease commitments under the Company's non-cancelable operating lease as of March 31, 2026 was as follows (in thousands):

Year ended December 31,	Amount
2026 (remaining 9 months)	$251
2027	342
2028	349
2029	356
2030	363
Thereafter	338
Total lease payments	1,999
Less: interest	(589)
Present value of operating lease liabilities	$1,410

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

License and Royalty Agreements

The Company is required to pay certain milestone payments contingent upon the achievement of specific development and regulatory events in accordance with the UCSD Agreement (Note 7). Over the life of the agreement through March 31, 2026, the Company achieved development milestones totaling $0.1 million, which were recorded as research and development expenses. No other milestones were achieved or probable as of March 31, 2026 and December 31, 2025. The Company is required to pay royalties on commercial sales of products developed under the UCSD Agreement. The Company’s product candidate was in clinical development as of March 31, 2026, and no such royalties were due.

The Company is obligated to pay royalties to Samsara under the Royalty Agreement (Note 7). The Company recognized an initial royalty obligation liability in the amount of $32.1 million, which was based on its estimated fair value at the effective date of the Royalty Agreement. Once royalty payments to Samsara are deemed probable and estimable, and if such amounts exceed the royalty liability balance, the Company will impute interest to accrete the royalty obligation on a prospective basis based on such estimates. As of March 31, 2026, these royalties were not probable and estimable.

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

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2026 and December 31, 2025, the Company does not have any material indemnification claims that were probable or reasonably possible.

11. Redeemable Convertible Preferred Stock

In January 2024, the Company issued 1,280,000 shares of Series B-2 Stock at a price of $1.25 per share for gross cash proceeds of $1.6 million.

Upon the closing of the Merger on March 18, 2025, all outstanding shares of redeemable convertible preferred stock were automatically converted into shares of common stock and no redeemable convertible preferred stock was outstanding as of March 31, 2026 and December 31, 2025.

12. Stockholders’ Equity (Deficit)

As of March 31, 2026 and December 31, 2025, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. There were no shares of preferred stock issued or outstanding as of March 31, 2026 and December 31, 2025. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of preferred stock.

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

2025 Private Placement

On December 17, 2025, the Company entered into a Securities Purchase Agreement (the “2025 Securities Purchase Agreement”) with certain institutional investors (the “PIPE Investors”) named therein. Pursuant to the 2025 Securities Purchase Agreement, the Company issued and sold to the PIPE Investors in a private placement (the “2025 Private Placement”) an aggregate of (i) 4,200,000 shares of the Company’s common stock at a purchase price of $10.00 per share, for aggregate gross proceeds of $42.0 million, and (ii) pre-funded warrants (“Pre-Funded Warrants”) to purchase up to an aggregate of 800,000 shares of the Company’s common stock at a purchase price of $9.9999 per Pre-Funded Warrant, which represents the per share purchase price of the Company’s common stock less the $0.0001 per share exercise price for each Pre-Funded Warrant, for total aggregate proceeds of $8.0 million. The Pre-Funded Warrants are exercisable at any time after the date of issuance and will be exercisable until the Pre-Funded Warrant is exercised in full. The 2025 Private Placement closed on December 22, 2025, for aggregate gross proceeds of $50.0 million, before deducting placement agent fees and offering expenses of $3.4 million, for net proceeds of $46.6 million.

Under the terms of the Pre-Funded Warrants, the Company may not effect the exercise of any portion of such Pre-Funded Warrant, and a holder will not be entitled to exercise any portion of such Pre-Funded Warrant, if, upon giving effect to such exercise, the holder, together with its affiliates, would beneficially own more than 4.99% or 9.99%, at the option of the holder, of the number of shares of common stock outstanding immediately after giving effect to such exercise. The holders of Pre-Funded Warrants may increase or decrease such percentage by providing at least 61 days’ prior notice to the Company, provided that such percentage may in no event exceed 19.99%. The Pre-Funded Warrants are indexed to the Company's common stock and none of the provisions of the warrant would require a cash settlement. Therefore, the Pre-Funded Warrants were classified as a component of equity in the Company's consolidated balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. As of March 31, 2026, no Pre-Funded Warrants were exercised. All of the Pre-Funded Warrants were subsequently exercised on April 13, 2026.

At-the-Market Offering

On April 3, 2026, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on April 13, 2026 (the "Shelf Registration Statement"). Under the Shelf Registration Statement, the Company may offer and sell up to $350.0 million of a variety of securities including common stock, preferred stock, debt securities, subscription rights, warrants or units during the three-year period that commenced upon the Shelf Registration becoming effective. In connection with the filing of the Shelf Registration Statement, the Company entered into a Common Stock Sales Agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”), pursuant to which the Company may issue and sell, from time to time, up to an aggregate of $100.0 million of its common stock in an at-the-market equity offering through TD Cowen, as sales agent (the “At-the-Market Offering”). TD Cowen is entitled to receive compensation equal to up to 3.0% of the gross sales price of the shares of common stock sold pursuant to the Sales Agreement.

As of March 31, 2026, the Company had not sold any shares of its common stock pursuant to the At-the-Market Offering. As of March 31, 2026, the Company had capitalized $0.4 million of deferred transaction costs related to the At-the-Market Offering, which are included in current assets on the consolidated balance sheets. The capitalized deferred transaction costs will be reclassified to additional paid-in capital as a reduction of the gross proceeds received upon the sale of common stock under the At-the-Market Offering on a pro-rata basis. Compensation paid to TD Cowen will similarly be recorded as a reduction of additional paid-in capital in the period the related shares are issued and sold. Any deferred costs remaining at the termination or expiration of the Sales Agreement will be charged to expense at that time. Costs incurred to maintain the At-the-Market Offering will be expensed as incurred.

Common Stock

As of March 31, 2026 and December 31, 2025, shares of common stock reserved for future issuance were as follows:

	March 31,	December 31,
	2026	2025
Outstanding stock option awards	2,845,390	2,142,278
Pre-funded warrants to purchase common stock	800,000	800,000
Shares available for future options grants under the Equity Plans	1,662,538	1,310,403
Shares available for grant under the 2020 ESPP	172,487	119,326
Total shares reserved for future issuance	5,480,415	4,372,007

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

As of March 31, 2026, 1,588,703 shares of common stock had been authorized for issuance and 396,646 shares were available for future grants under the 2019 Plan and 3,414,594 shares of common stock had been authorized for issuance and 1,265,892 shares were available for future grants under the 2020 Plan.

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
•
Expected Volatility. The expected stock price volatility assumption was determined by examining the historical volatilities for comparable public companies, as the Company has limited trading history for the common stock.
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

A summary of option activity under the Equity Plans for the three months ended March 31, 2026 is as follows:

	Outstanding Awards
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2025	2,142,278	$3.98	8.88	$9,552
Options granted	810,120	$6.81	—
Options exercised	(89,873)	$0.84	—	529
Options cancelled	(17,135)	$3.71	—
Outstanding, March 31, 2026	2,845,390	$4.89	9.03	4,631
Shares exercisable March 31, 2026	740,341	$2.81	8.16	2,541
Vested and expected to vest, March 31, 2026	2,845,390	$4.89	9.03	$4,631

Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price as of March 31, 2026. 89,873 shares were exercised during the three months ended March 31, 2026, and no shares were exercised during the three months ended March 31, 2025. The weighted-average fair value per share of options exercised during three months ended March 31, 2026 and 2025 was $2.90 and immaterial, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2026 and 2025 was $0.5 million and immaterial, respectively.

The total fair value of options that vested during the three months ended March 31, 2026 and 2025 was $1.1 million and $0.5 million, respectively. No options were granted during the three months ended March 31, 2025. As of March 31, 2026 the total unrecognized stock-based compensation expense was $10.1 million, which is expected to be recognized over a weighted-average period of 3.2 years.

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

A summary of RSAs activity under the 2019 Plan for the three months ended March 31, 2026 is as follows:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	141	$1.74
Vested	(141)	1.74
Unvested as of March 31, 2026	—	—

No RSAs were granted during the three months ended March 31, 2026 and 2025. The total fair value of RSAs vested during the three months ended March 31, 2026 and 2025 was immaterial. No RSAs were repurchased or cancelled during the three months ended March 31, 2026 and 2025.

2020 Employee Stock Purchase Plan

The Company can issue common stock shares to its employees under the 2020 Employee Stock Purchase Plan (the “2020 ESPP”). The number of shares of common stock reserved and available for issuance under the 2020 ESPP is cumulatively increased on each January 1 by the lesser of (i) 53,161 shares of common stock, (ii) 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, and (iii) such number of shares of common stock as determined by the plan administrator. On March 31, 2026, there was an aggregate of 172,487 shares reserved for future issuance under the 2020 ESPP.

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

The Company did not issue shares of common stock under the 2020 ESPP during the three months ended March 31, 2026.

Stock-Based Compensation Expense

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development expenses	$168	$94
General and administrative expenses	412	280
Total stock-based compensation expense	$580	$374

14. Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2026 and 2025 was calculated as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(10,856)	$(10,196)
Denominator:
Weighted-average common shares outstanding	23,723,618	4,054,696
Less: Weighted-average common shares subject to repurchase	—	(1,556)
Weighted-average shares outstanding, basic and diluted	23,723,618	4,053,140
Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(2.52)

As described in Note 12, the Pre-Funded Warrants to purchase up to an aggregate of 800,000 shares of the Company’s common stock at a purchase price of $9.9999 per Pre-Funded Warrant were classified as a component of equity in the Company's consolidated balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the Pre-Funded Warrants have been included in the weighted-average number of shares of common stock used to calculate basic and diluted net loss per common share for the three months ended March 31, 2026, because the shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date of the Pre-Funded Warrants.

The potential shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders as of March 31, 2026 and 2025 because including them would have had an anti-dilutive effect. The excluded shares were as follows:

	March 31,
	2026	2025
Outstanding options to purchase common stock	2,845,390	1,144,859
Unvested restricted stock awards	—	1,415
Total	2,845,390	1,146,274

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

The Company recognized $0.1 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively, as general and administrative expenses, related to the services provided by Samsara under the BSA. The Company recognized immaterial amounts for the three months ended March 31, 2026 and 2025 as research and development expenses, related to the services provided by Samsara under the BSA.

There were no capital contributions recognized for the three months ended March 31, 2026 and 2025. Samsara stopped providing in-kind services in July 2024.

As of March 31, 2026 and December 31, 2025, the Company recognized $0.1 million and $0.1 million in accrued expenses and other current liabilities in the condensed consolidated balance sheets related to the services provided by Samsara under the BSA. As of March 31, 2026 and December 31, 2025, the Company recognized immaterial amounts in accounts payable in the condensed consolidated balance sheets related to the services provided by Samsara under the BSA. The Company recognized a $32.1 million royalty obligation - related party, as a long-term liability, under the Royalty Agreement as of March 31, 2026 and December 31, 2025.

The Company issued Samsara convertible promissory notes (Note 8), redeemable convertible preferred stock and common stock. In July 2024, the Company entered into a Royalty Agreement with Samsara (Note 7).

Members of the Company’s board of directors received $0.02 million and $0.01 million in consulting fees for each of the three months ended March 31, 2026 and 2025.

16. Defined Contribution Plan

The Company sponsors a 401(k) plan (the “401(k) Plan”), which is designed to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations on eligible compensation. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. The Company’s matching contributions during each of the three months ended March 31, 2026 and 2025 were immaterial.

17. Segment Reporting

The Company operates and manages its business as one reportable and operating segment. The Company's Chief Executive Officer is the Company's chief operating decision maker (the "CODM"). The CODM reviews and evaluates net loss, as reported in the condensed consolidated statements of operations and comprehensive loss, for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods on an aggregate basis. The CODM does not review assets at a different level or category than the amounts disclosed in the condensed consolidated balance sheets as total assets. All of the Company’s long-lived assets are located in the United States.

The following is the Company’s summary of segment loss, including significant segment expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
External research and development expenses:
CDMO, CRO and other third-party preclinical studies, clinical trials and consulting costs	$6,213	$4,812
Internal research and development personnel costs	1,274	1,069
Other research and development costs	85	149
General and administrative personnel expenses	1,564	677
Other general and administrative expenses	2,697	3,647
Interest expense	—	1,443
Other segment items[1]	(977)	(1,601)
Net loss	$(10,856)	$(10,196)

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

We are investigating TH103 as a treatment for patients with nAMD, a leading cause of blindness in the United States and Europe that affect an estimated 1.6 million adults in the United States. We are currently conducting a Phase 1b/2 multiple ascending dose clinical trial of TH103 in patients with nAMD, which is intended to build upon our ongoing Phase 1a single ascending dose clinical trial. The Phase 1b/2 dose-finding trial is designed to evaluate multiple dose levels of TH103 in approximately 60 to 80 nAMD patients. In the trial, patients are expected to receive four initial monthly intravitreal injections of TH103 and assessments are expected to include safety and preliminary efficacy with a primary time point for analysis at one month following the last injection. Patients will then be followed in an extension phase of the study. Following the implementation of additional manufacturing process refinements, new batches of clinical trial material were manufactured and scheduled to be delivered to trial sites in mid-May 2026 for our ongoing Phase 1b/2 multiple ascending dose study, and we are actively screening patients in anticipation of receiving the new batches and resuming dosing. Enrolled patients will receive four monthly loading doses of TH103 at a dose of 1.0 mg followed by dose escalation in subsequent cohorts per protocol. We expect to report preliminary data from the Phase 1b/2 clinical trial in the first half of 2027. Assuming successful completion of the ongoing Phase 1b/2 clinical trial of TH103, and subject to the favorable results from such trial and discussions with regulators, we intend to initiate Phase 3 clinical trials of TH103 for nAMD by year-end 2027. We also plan to expand the development of TH103 beyond nAMD into other prevalent VEGF-mediated retinal diseases, such as Diabetic Macular Edema (“DME”), diabetic retinopathy (“DR”), and Retinal Vein Occlusion (“RVO”).

Since our inception in September 2019, we have devoted substantially all of our resources to organizing and staffing, business planning, raising capital, acquiring technology, establishing our intellectual property portfolio and performing research and development of our product candidate. We do not have any products approved for sale and have not generated any revenue from product sales or otherwise. We have incurred significant losses and negative cash flows from operations since our inception. Our net losses were $10.9 million and $10.2 million for the three months ended March 31, 2026 and 2025, respectively. Our negative cash flows from operations were $11.6 million and $7.4 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $170.9 million. To date, we have funded our operations primarily from sales of our redeemable convertible preferred stock, issuances of convertible promissory notes and a simple agreement for future equity (“SAFE”), from cash and cash equivalents of AlloVir, Inc. (“AlloVir”) received in the Merger (as defined below), and from proceeds from the 2025 Private Placement (as defined below).

From inception through March 31, 2026, we have received gross proceeds of $67.5 million from sales of redeemable convertible preferred stock, issuances of convertible promissory notes and a SAFE, we received cash and cash equivalents of AlloVir of approximately $102.1 million in the Merger, and we received aggregate gross proceeds of $50.0 million from the 2025 Private Placement.

As of March 31, 2026, we had $104.9 million in cash, cash equivalents and marketable securities. Based on our current operating plans, our management expects that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2027. However, management has based these estimates on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect.

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

Additionally, in the spring of 2025, the U.S. government initiated a series of tariff-related actions against U.S. trading partners. Although several countries have threatened or imposed retaliatory measures in response, the U.S. reached agreements with a number of trading partners. The reciprocal tariffs and the fentanyl tariffs were imposed pursuant to the International Emergency Economic Powers Act, or the IEEPA. These tariffs were found to be unconstitutional by multiple federal courts in the spring and summer of 2025. However, the Trump Administration imposed a new 10% global tariff under Section 122 of the Trade Act of 1974, effective February 24, 2026. Tariff-related actions are likely to remain a prominent part of U.S. economic policy for the foreseeable future, which may introduce uncertainty in international trade, including impacts to the costs of materials and production processes, supply chain stability, and other factors. While we have not experienced, and do not currently expect to experience, any direct impact from these tariffs and retaliatory measures, the full extent of the future impact of these and other threatened measures remains uncertain. We continue to monitor these tariffs and retaliatory measures and their possible effects on our business.

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

2025 Private Placement

On December 17, 2025, we entered into a securities purchase agreement (the “2025 Securities Purchase Agreement”) with certain institutional investors named therein, pursuant to which, we issued and sold in a private placement (the “2025 Private Placement”), an aggregate of (i) 4,200,000 shares of our common stock at a purchase price of $10.00 per share, and (ii) pre-funded warrants (“Pre-Funded Warrants”) to purchase up to an aggregate of 800,000 shares of our common stock at a purchase price of $9.9999 per Pre-Funded Warrant, which represents the per share purchase price of our common stock less the $0.0001 per share exercise price for each Pre-Funded Warrant. The Pre-Funded Warrants were exercisable at any time after the date of issuance and all of the Pre-Funded Warrants were exercised in full on April 13, 2026. In connection with the closing of the 2025 Private Placement, we received aggregate gross proceeds from the 2025 Private Placement of $50.0 million, before deducting placement agent fees and offering expenses.

At-the-Market Offering

On April 3, 2026, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”), which was declared effective on April 13, 2026 (the “Shelf Registration Statement”). Under the Shelf Registration Statement, we may offer and sell up to $350.0 million of a variety of securities including common stock, preferred stock, debt securities, subscription rights, warrants or units during the three-year period that commenced upon the Shelf Registration Statement becoming effective. In connection with the filing of the Shelf Registration, we entered into a Common Stock Sales Agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”), pursuant to which we may issue and sell, from time to time, up to an aggregate of $100.0 million of our common stock in an at-the-market equity offering through TD Cowen, as sales agent (the “At-the-Market Offering”). TD Cowen is entitled to receive compensation equal to up to 3.0% of the gross sales price of the shares of common stock sold pursuant to the Sales Agreement. As of March 31, 2026, we had not sold any shares of common stock pursuant to the At-the-Market Offering.

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

We recognized $0.03 million and $0.1 million in patent reimbursement costs for the three months ended March 31, 2026 and 2025, respectively. We made a payment of $0.1 million in connection with our achievement of the first development milestone related to the dosing of the first patient in our Phase 1a clinical trial in August 2024. No other milestones were achieved or probable through March 31, 2026 and, therefore, for the three months ended March 31, 2026, no milestone expense was recognized.

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

Once royalty payments to Samsara are deemed probable and estimable, and if such amounts exceed the initially recorded royalty obligation balance, we will impute interest to accrete the liability on a prospective basis based on such estimates. If and when we make royalty payments under the Royalty Agreement, the royalty obligation balance will be reduced. As of March 31, 2026, royalty payments were not probable and estimable and, therefore, for the three months ended March 31, 2026, no interest expense was recognized for the royalty liability.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Operating expenses:
Research and development	$7,572	$6,030	$1,542
General and administrative	4,261	4,324	(63)
Total operating expenses	11,833	10,354	1,479
Loss from operations	(11,833)	(10,354)	(1,479)
Other income (expense), net:
Change in fair value of tranche liability	—	365	(365)
Change in fair value of derivative liabilities	—	1,229	(1,229)
Interest expense	—	(1,443)	1,443
Loss on extinguishment and on issuance of convertible promissory notes	—	(186)	186
Other income, net	977	193	784
Total other income, net	977	158	819
Net loss	$(10,856)	$(10,196)	$(660)

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
CDMO, CRO and other third-party preclinical studies, clinical trials and consulting costs	$6,213	$4,812	$1,401
Internal research and development personnel costs	1,274	1,069	205
Other research and development costs	85	149	(64)
Total research and development expenses	$7,572	$6,030	$1,542

Research and development expenses increased by $1.5 million, from $6.0 million for the three months ended March 31, 2025, to $7.6 million for the three months ended March 31, 2026.

CDMO, CRO and other third-party preclinical studies, clinical trials and consulting costs increased by $1.4 million as we initiated our Phase 1a clinical trial in TH103 in June 2024 and our Phase 1b/2 clinical trial in the third quarter of 2025. This was primarily driven by an increase of $1.8 million in CRO and other clinical expenses as we opened additional investigational sites and enrolled patients in our clinical program.

Personnel related costs (including stock-based compensation) increased by $0.2 million due to hiring in our research and development organization to support our clinical trials and manufacturing.

General and Administrative Expenses

General and administrative expenses was $4.3 million for each of the three months ended March 31, 2026 and 2025. The immaterial decrease in general and administrative expenses was primarily attributable to a decrease of $1.3 million in directors’ and officers’ insurance due to a $1.5 million charge for directors' and officers' insurance for AlloVir, Inc. (“AlloVir”) following the closing of the Merger, offset by an increase of $0.8 million in personnel related expenses (including stock-based compensation) to support operating as a public company.

Change in fair value of tranche liability

For the three months ended March 31, 2025, we recognized a $0.4 million gain related to the changes in the fair value of tranche liability. The convertible promissory notes issued in the Convertible Note Financing in October and November 2024 and amended in November 2024 included three subsequent tranches for the issuance of convertible promissory notes at the predetermined conversion price that were concluded to be liabilities and are accounted for at fair value until the tranches’ expiration or settlement. In January 2025, as part of the first tranche of the Additional Permitted Bridge Financing, we issued additional convertible promissory notes for $3.75 million and one of three tranches was settled. In March 2025, we and other noteholders entered into an acknowledgment of conversion and termination agreement to cancel all unfunded tranches and the tranche liability expired unexercised.

Change in fair value of derivative liabilities

For the three months ended March 31, 2025, we recognized a $1.2 million gain related to the changes in the fair value of derivative liabilities embedded into convertible promissory notes issued to Samsara and other investors. All outstanding convertible promissory notes, other than the AlloVir Note, were converted into either shares of redeemable convertible preferred stock or common stock and the derivative liability expired in connection with the closing of the Merger on March 18, 2025.

Interest expense

For the three months ended March 31, 2025, we recognized $1.4 million of interest expense, which included the accrued interest and amortization of debt discount related to issued and outstanding convertible promissory notes issued to Samsara and other investors. All outstanding convertible promissory notes, other than the AlloVir Note, were converted into either shares of redeemable convertible preferred stock or common stock and the derivative liability expired in connection with the closing of the Merger on March 18, 2025.

Loss on extinguishment and on issuance of convertible promissory notes

For the three months ended March 31, 2025, we recognized $0.2 million of loss on extinguishment and on issuance of convertible promissory notes to Samsara and other investors. All outstanding convertible promissory notes, other than the AlloVir Note, were converted into either shares of redeemable convertible preferred stock or common stock and the derivative liability expired in connection with the closing of the Merger on March 18, 2025.

Other income, net

Other income, net increased by $0.8 million from $0.2 million for the three months ended March 31, 2025 to $1.0 million for the three months ended March 31, 2026. This increase was primarily attributable to interest income received from money market marketable securities and U.S. government treasury securities as a result of our increased cash position following the Merger and the 2025 Private Placement.

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

From inception through March 31, 2026, we have received gross proceeds of $67.5 million from sales of redeemable convertible preferred stock, issuances of convertible promissory notes and a SAFE, we received cash and cash equivalents of AlloVir of approximately $102.1 million in the Merger, and we received aggregate gross proceeds of $50.0 million from the 2025 Private Placement. As of March 31, 2026, we had $104.9 million in cash, cash equivalents and marketable securities.

On April 3, 2026, we filed the Shelf Registration Statement with the SEC, which was declared effective on April 13, 2026. Under the Shelf Registration Statement, we may offer and sell up to $350.0 million of a variety of securities including common stock, preferred stock, debt securities, subscription rights, warrants or units during the three-year period that commenced upon the Shelf Registration Statement becoming effective. Pursuant to the Sales Agreement with TD Cowen which we may issue and sell, from time to time, up to an aggregate of $100.0 million of our common stock in the At-the-Market Offering through TD Cowen, as sales agent. As of March 31, 2026, we had capitalized $0.4 million of deferred transaction costs related to the At-the-Market Offering. We have not sold any shares of our common stock pursuant to the At-the-Market Offering.

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

We have incurred significant losses and negative cash flows from operations since our inception. As of March 31, 2026, we had an accumulated deficit of $170.9 million. Based on our current operating plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2027. However, we have based these estimates on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect.

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
•
the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
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

Cash Flows

The following table summarizes primary sources and uses of cash for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(11,581)	$(7,441)
Net cash used in investing activities	(50,350)	—
Net cash (used in) provided by financing activities	(1,695)	107,267
Net (decrease) increase in cash and cash equivalents	$(63,626)	$99,826

Operating Activities

Net cash used in operating activities was $11.6 million and $7.4 million for the three months ended March 31, 2026 and 2025, respectively.

Cash used in operating activities for the three months ended March 31, 2026, was primarily due to a net loss of $10.9 million, offset by non-cash charges of $0.4 million and further offset by net changes in net operating assets and liabilities of $1.1 million. Non-cash charges primarily consist of $0.6 million in stock-based compensation expense and $0.2 million in accretion of discounts on marketable securities. The unfavorable net change in net operating assets and liabilities was primarily due to an increase in other non-current assets of $0.8 million and a decrease in accounts payable of $0.4 million.

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

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 was $50.4 million, which primarily consisted of $70.4 million in purchases of marketable securities offset by $20.0 million in proceeds from maturities of marketable securities. There was no cash used in investing activities for the three months ended March 31, 2025.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2026 was $1.7 million, which consisted of $1.8 million in payments of issuance costs related to the 2025 Private Placement and deferred transaction costs related to the At-the-Market Offering, offset by $0.1 million in proceeds from the exercise of stock options.

Net cash provided by financing activities for the three months ended March 31, 2025 was $107.3 million, which consisted of $102.1 million of cash and cash equivalents of AlloVir received in the Merger, proceeds from the issuance of a convertible promissory note of $7.5 million, partially offset by payments of transaction costs related to the Merger of $2.3 million.

Contractual and Other Obligations

We enter into contracts in the normal course of business with CDMOs for clinical supply manufacturing, with CROs for clinical trials and with other vendors for preclinical studies, supplies and other products and services for operating purposes. These agreements generally provide for termination at the request of either party generally with less than one-year notice and, therefore, our management believes that non-cancellable obligations under these agreements are not material. We do not currently expect any of these agreements to be terminated and did not have any non-cancellable obligations under these agreements as of March 31, 2026 and December 31, 2025.

We are required to pay certain milestone payments contingent upon the achievement of specific development and regulatory events in accordance with the UCSD Agreement. Refer to Note 7, Significant Agreements, in our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details. As of March 31, 2026 and December 31, 2025, we recognized $0.1 million and $0.03 million related to the UCSD Agreement in accrued expenses and other current liabilities in the condensed consolidated balance sheets, respectively. Over the life of the agreement through March 31, 2026, development milestones totaling $0.1 million have been achieved and incurred as research and development expenses. We did not achieve any development milestones and did not incur any related milestone expense during the three months ended March 31, 2026. We are required to pay royalties on sales of products developed under the UCSD Agreement. Our product candidate was in development as of March 31, 2026 and December 31, 2025, and no such royalties were due.

We are obligated to pay royalties to Samsara under the Royalty Agreement. Refer to Note 7, Significant Agreements, in our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details. We recognized an initial royalty liability in the amount of $32.1 million, which was based on its estimated fair value at the effective date of the Royalty

Agreement. Once royalty payments to Samsara are deemed probable and estimable, and if such amounts exceed the royalty liability balance, we will impute interest to accrete the royalty liability on a prospective basis based on such estimates. As of March 31, 2026 these royalties were not probable and estimable.

In February 2025, we entered into an operating lease agreement for office space in Berkeley Heights, New Jersey. The lease commenced in September 2025 and is expected to terminate in December 2031. We can extend the lease term twice for an additional three years and can terminate the lease after four years and four months after the lease commencement date with a termination penalty of $0.3 million. Total remaining undiscounted payments under this lease are approximately $2.0 million. In addition to the base rent, we will pay our share of operating expenses and taxes. The lessor provided a tenant improvement allowance of up to $0.4 million, which we fully utilized in 2025.

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

There have been no material changes to our critical accounting estimates from those described in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on March 17, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”), and Chief Accounting Officer (“CAO”) (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, the CEO and the CAO have concluded that our disclosure controls and procedures were not effective as of March 31, 2026, because of the material weaknesses in our internal control over financial reporting described below.

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2025. These material weaknesses have not been fully remediated as of March 31, 2026. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

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
•
We recruited additional accounting personnel with appropriate experience, certification, education and training. For example, following the closing of the Merger, AlloVir’s Chief Accounting Officer serves as our Chief Accounting Officer, and AlloVir’s Controller serves as our Controller. In addition, in April 2025, we appointed a new member to our board of directors, who was also appointed as chair of the audit committee of the board of directors and was deemed to be an audit committee financial expert by our board of directors. Additionally, in August 2025, we hired a Director of Accounting and we are actively recruiting a Chief Financial Officer.
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

To the extent that we are not able to hire and retain key individuals or are unable to successfully design and implement required controls, the material weaknesses identified may not be remediated and we may be required to record additional adjustments to our financial statements in the future or otherwise not be able to produce timely or accurate financial statements. The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above, the controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are effective. These remediation measures will be time-consuming and require financial and operational resources. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that may lead to a restatement of our financial statements or cause us to fail to meet our reporting obligations.

Changes in Internal Control Over Financial Reporting

Except as discussed above under “Remediation Efforts and Plans”, there were no changes in our internal control over financial reporting during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $10.9 million and $10.2 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had cash, cash equivalents and marketable securities of $104.9 million and an accumulated deficit of $170.9 million.

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

As of March 31, 2026, we had cash, cash equivalents and marketable securities of $104.9 million. Based on our current operating plans, our management expects that our cash, cash equivalents and marketable securities as of March 31, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2027. However, we have based these estimates on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of TH103 or other product candidates that we may pursue is highly uncertain, at this time we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any product candidate. Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. We will not generate commercial revenues unless and until we can achieve sales of products, which we do not anticipate for a number of years, if at all. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all, and we may be impacted by the economic climate and market conditions. For example, market volatility resulting from general United States or global economic or market conditions, including related to any health epidemics, pandemics or other contagious outbreaks could also adversely impact our ability to access capital as and when needed. Alternatively, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

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

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2025 which remain unremediated as of March 31, 2026. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

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

We have a history of cumulative losses and we anticipate that we will continue to incur significant losses in the foreseeable future. As a result, we do not know whether or when we will generate taxable income necessary to utilize our NOLs or research and development tax credit carryforwards. As of December 31, 2025, Kalaris had federal and state NOLs of $103.3 million and $46.8 million, respectively, and federal and state research and development tax credit carryforwards totaling $1.7 million and $0.9 million, respectively.

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

We are aware of a number of companies generally pursuing products to treat retinal diseases, including large pharmaceutical companies that have commercialized or are developing treatments for nAMD, such as F. Hoffman La Roche AG (“Roche”), Novartis AG (“Novartis”), Regeneron Pharmaceuticals, Inc. (“Regeneron”), AbbVie Inc. (“AbbVie”) and Eli Lilly and Company (“Lilly”). Roche has received FDA approval for faricimab, ranibizumab and bevacizumab, though bevacizumab is not approved specifically for nAMD; Novartis has received FDA approval for brolucizumab; and Regeneron has received FDA approval for aflibercept and aflibercept HD. AbbVie is currently collaborating with RegenexBio Inc. (“RegenexBio”) to develop ABBV-RGX-314 as a potential gene therapy treatment for nAMD. Merck & Co. is developing MK-3000, a tri-specific antibody, and MK-8748, a bispecific antibody, for DME and nAMD. In December 2025, Lilly completed the acquisition of Adverum Biotechnologies, Inc. (“Adverum”), including its portfolio of investigational gene therapy products such as ixoberogene soroparvovec (ixo-vec), for which Adverum had previously reported results from a Phase 2 clinical trial.

Several companies have received FDA approval for biosimilars to treat nAMD, including: Samsung Bioepis Co., Ltd. and Biogen Inc., which received approval for Byooviz (ranibizumab-nuna), a ranibizumab biosimilar, in September 2021 and Opuviz (aflibercept-yszy) in May 2024; Coherus BioSciences, Inc., which obtained approval for Cimerli (ranibizumab-eqrn), a ranibizumab biosimilar, in August 2022; Formycon AG, which received approval for Ahzantive (aflibercept-mrbb) in June 2024; Sandoz Group AG, which received approval for Enzeevu (aflibercept-abzv) in August 2024; Mylan Laboratories Inc. and Biocon Biologics Limited, which received approval for Yesafili (afliberceptjbvf), an aflibercept biosimilar, in May 2024; and Amgen Inc. (“Amgen”), which received approval for Pavblu (aflibercept-ayyh) in August 2024. Amgen launched and began commercial distribution of Pavblu for retinal diseases in the fourth quarter of 2024, and Outlook Therapeutics, Inc. is developing bevacizumab-vikg, an investigational ophthalmic formulation of bevacizumab as a potential treatment for nAMD. Additional aflibercept biosimilars are expected to enter the market, which may provide new, cost-effective options for the treatment of nAMD, as well as other retinal conditions mediated by VEGF.

Emerging biopharmaceutical companies advancing therapeutic candidates through clinical trials to treat nAMD include 4D Molecular Therapeutics, Inc. (“4D Molecular Therapeutics”), RegenexBio, Eyepoint Pharmaceuticals, Inc. (“Eyepoint Pharmaceuticals”), Ocular Therapeutix, Inc. (“Ocular Therapeutix”), Kodiak Sciences, Inc. (“Kodiak”), and Ollin Biosciences, Inc. (“Ollin”), among others. 4D Molecular Therapeutics and RegenexBio are each advancing anti-VEGF gene therapy candidates to treat nAMD. 4D Molecular Therapeutics’ drug candidate is in an ongoing Phase 3 trial for nAMD and a Phase 1 trial for DME and RegenexBio’s drug candidate is in a pivotal clinical trial for nAMD and a Phase 2 trial for a potential DR treatment. Eyepoint Pharmaceuticals is developing a sustained release, small molecule tyrosine kinase inhibitor, which is currently under evaluation in two ongoing Phase 3 trials for nAMD and two ongoing Phase 3 trials for DME. Ocular Therapeutix is currently conducting two Phase 3 trials of axitinib intravitreal implant, a small molecule tyrosine kinase inhibitor to treat nAMD, which is also being evaluated in a Phase 3 trial for DR. Kodiak is investigating multiple therapeutics in retinal diseases, including tarcocimab, an investigational anti-VEGF therapy, and KSI-501, a bi-specific anti-IL-6/VEGF trap, both of which are being evaluated in a Phase 3 trial in nAMD. Ollin is investigating OLN324, a VEGF/Ang2 bispecific antibody, in DME and nAMD and plans to advance OLN324 into global Phase 3 trials later in 2026. Several other companies are also developing therapies for nAMD, DME, and other retinal diseases in various earlier stages of clinical development.

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

Further, on January 31, 2022, the Clinical Trials Regulation (EU) No 536/2014 became applicable in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one European Union Member State will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA, and available to clinical trial sponsors, competent authorities of the European Union Member States and the public. We have not previously secured authorization to conduct clinical studies in the European Union pursuant to this new regulation and, accordingly, there is a risk that we may be delayed in commencing such studies.

The FDA reviews an application to determine whether there is “substantial evidence” to support a finding of effectiveness for the proposed product for its intended use(s). The FDA has interpreted this evidentiary standard to generally require two adequate and well-controlled clinical trials to establish effectiveness of a new product. In February 2026, the Commissioner of the FDA and the Director of Center for Biologics Evaluation and Research published an editorial in the New England Journal of Medicine in which they declared that, in most cases, the new default requirement for FDA approval of a new product will be one adequate and well-controlled pivotal clinical trial plus confirmatory evidence, rather than two pivotal clinical trials. In determining whether to rely on one trial, the FDA will focus on the single trial’s quality, including magnitude of effect, appropriateness of control arms, endpoint selection, statistical power, blinding, handling of missing data, biological plausibility and alignment with intermediate biomarkers. The FDA has long had authority to approve new products on the basis of one trial plus confirmatory evidence and, in recent years, the FDA has exercised that authority with respect to certain types of products. The FDA now takes the position that this will be the new official default standard for most product candidates. At this point, it is unclear how this new policy will be implemented by the FDA and how, if at all, it will affect our clinical development program.

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

We believe that any of the product candidates it develops as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Further, the FDA may revise the standards governing approval of biosimilars so as to bring such products to the market more quickly. For example, in October 2025, the FDA issued draft guidance which proposes to eliminate the need for sponsors of biosimilar products to conduct comparative human clinical efficacy studies, allowing them to rely instead on analytical testing to demonstrate product differences from a reference product. In March 2026, the FDA issued another draft guidance with additional recommendations that soften the requirements for licensure of biosimilars.

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

On June 6, 2023, Merck & Co. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties also filed lawsuits in various courts with similar constitutional claims. Every court that has thus far considered substantive challenges to the Medicare drug price negotiation program has ruled against the pharmaceutical industry, dismissing both constitutional and statutory arguments. For example, on May 8, 2025, the U.S. Court of Appeals for the Third Circuit rejected AstraZeneca L.P.’s challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the constitution since there is no protected property interest in selling goods to Medicare beneficiaries at a price higher than what the government is willing to pay in reimbursement. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

On April 2, 2026, President Trump issued a Proclamation invoking Section 232 of the Trade Expansion Act of 1962 to impose tariffs on imports of patented pharmaceuticals, biologics, and associated ingredients into the United States. The action affects pharmaceutical manufacturers, importers, and supply chain participants. Specifically, beginning July 31, 2026, a 100% tariff will apply to pharmaceutical articles that are subject to a valid, unexpired U.S. patent and are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations or are listed in the FDA’s Lists of Licensed Biological Products . The 100% tariff also applies to active pharmaceutical ingredients and key starting materials for such articles. Certain categories of products are exempt from these tariffs, including generic pharmaceuticals and biosimilars; U.S.-origin pharmaceutical products, active pharmaceutical ingredients and key starting materials; products classified in certain 10-digit tariff codes, listed in Annex IV of the Proclamation; drugs and associated ingredients for all approved indications that are designated as orphan pursuant to the Orphan Drug Act; drugs for certain specific uses, including nuclear medicines; plasma-derived therapies; fertility treatments; cell and gene therapies; antibody drug conjugates; medical countermeasures related to chemical, biological, radiological, and nuclear threats; animal health; and other specialty pharmaceutical products to be later identified by the Secretary of Commerce; and goods that qualify as “prototypes to be used exclusively for development, testing, product evaluation, or quality control purposes,” may be excluded from the additional tariffs.

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

Moreover, in December 2025, we sold to certain institutional investors shares of our common stock and pre-funded warrants in our 2025 Private Placement. We have filed a registration statement on Form S-3 covering the resale of the common stock held by such investors in the 2025 Private Placement and the shares of common stock issuable upon the exercise of the pre-funded warrants issued in the 2025 Private Placement, and we have agreed to keep such registration statement effective until the date the shares covered by it have been sold or can be resold without restriction under Rule 144 of the Securities Act. The sale or resale of these shares in the public market, or the market’s expectation of such sales, may result in an immediate and substantial decline in our stock price. Such a decline will adversely affect our investors and also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Our executive officers, directors and principal stockholder, Samsara LP, have the ability to control or significantly influence all matters submitted to our stockholders for approval.

Our executive officers, directors and principal stockholder, Samsara LP, in the aggregate, beneficially owned approximately 68.0% of our outstanding shares of common stock as of March 31, 2026. As a result, if these stockholders were to choose to act together (or, in the case of Samsara LP, alone), they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together (or, in the case of Samsara LP, alone), they would be able to control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. In addition, as a result of this concentration of ownership, there may be a limited number of shares of our common stock that are not held by officers, directors and the principal stockholder, thereby adversely impacting the liquidity of our common stock and potentially depressing the price at which stockholders may be able to sell shares of common stock.

Samsara LP, our principal stockholder, beneficially owns greater than 50% of our outstanding shares of capital stock, which has caused us to be deemed a “controlled company” under the rules of Nasdaq.

Samsara LP controlled approximately 56.3% of the voting power of our capital stock as of March 31, 2026. As a result, Samsara LP owns more than 50% of our outstanding capital stock, and as such, we are a “controlled company” under the rules of Nasdaq. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and, as such, can elect to be exempt from certain corporate governance requirements, including requirements that:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any shares of our common stock, shares of our preferred stock or warrants to purchase shares of our stock, or grant any stock options, restricted stock units or restricted stock awards, during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act of 1933, as amended and that have not otherwise been described in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended March 31, 2026.

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
10.1

Common Stock Sales Agreement, dated April 3, 2026, by and between the Registrant and TD Securities (USA) LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-294883) filed on April 3, 2026).

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

Kalaris Therapeutics, Inc.

Date: May 12, 2026	By:	/s/ Andrew Oxtoby
Andrew Oxtoby
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2026	By:	/s/ Brett Hagen
Brett Hagen
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)