Form 10-Q
period 2026-06-30
Kalaris Therapeutics, Inc.
filed 2026-08-11
CIK 1754068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 4, 2026, the registrant had 23,804,981 shares of common stock, $0.0001 par value per share, outstanding.

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
our strategy and focus;
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
•
Samsara LP, our principal stockholder, together with its affiliates, beneficially owns greater than 50% of our outstanding shares of capital stock, which has caused us to be deemed a “controlled company” under the rules of Nasdaq. As a result, we rely on exemptions from certain corporate governance requirements under Nasdaq listing standards afforded to a “controlled company”. Such reliance may result in our stockholders not having the same protections afforded to stockholders of companies that are subject to all of the corporate governance standards of Nasdaq.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Kalaris Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$43,173	$98,054
Short-term marketable securities	50,365	19,928
Deferred transaction costs	514	—
Prepaid expenses and other current assets	1,869	827
Total current assets	95,921	118,809
Operating lease right-of-use assets	1,389	1,475
Restricted cash	500	499
Other non-current assets	1,729	953
Total assets	$99,539	$121,736
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,124	$1,281
Accrued expenses and other current liabilities (including $40 and $67 due to a related party)	7,267	8,117
Operating lease liabilities, current	347	316
Total current liabilities	8,738	9,714
Royalty obligation – related party	32,076	32,076
Operating lease liabilities, long-term	1,053	1,132
Total liabilities	41,867	42,922
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 and $0.0001 par value as of June 30, 2026 and December 31, 2025, respectively; 300,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 23,804,981 and 22,902,418 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	240,113	238,805
Accumulated other comprehensive income (loss)	(73)	6
Accumulated deficit	(182,370)	(159,999)
Total stockholders’ equity	57,672	78,814
Total liabilities and stockholders’ equity	$99,539	$121,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Kalaris Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development (including $15, $12, $30 and $25 for a related party)	$9,018	$8,440	$16,590	$14,470
General and administrative (including $93, $37, $160 and $188 for a related party)	3,368	3,816	7,629	8,140
Total operating expenses	12,386	12,256	24,219	22,610
Loss from operations	(12,386)	(12,256)	(24,219)	(22,610)
Other income (expense), net:
Change in fair value of tranche liability (including $0, $0, $0 and $331 for a related party)	—	—	—	365
Change in fair value of derivative liabilities (including $0, $0, $0 and $1,165 for a related party)	—	—	—	1,229
Interest expense (including $0, $0, $0 and $1,384 for a related party)	—	—	—	(1,443)
Loss on extinguishment and on issuance of convertible promissory notes (including $0, $0, $0 and $169 for a related party)	—	—	—	(186)
Other income, net	871	906	1,848	1,099
Total other income, net	871	906	1,848	1,064
Net loss	$(11,515)	$(11,350)	$(22,371)	$(21,546)
Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(0.61)	$(0.94)	$(1.89)
Weighted-average shares outstanding, basic and diluted	23,797,306	18,701,286	23,760,665	11,417,677
Comprehensive loss:
Net loss	$(11,515)	$(11,350)	$(22,371)	$(21,546)
Other comprehensive loss:
Unrealized loss on marketable securities, net of tax	(24)	—	(79)	—
Total other comprehensive loss	(24)	—	(79)	—
Comprehensive loss	$(11,539)	$(11,350)	$(22,450)	$(21,546)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Kalaris Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock

and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares (1)	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance at December 31, 2024	43,151,340	$45,999	1,356,431	$—	$19,945	$—	$(116,561)	$(96,616)
Premium on issuance of convertible promissory notes	—	—	—	—	186	—	—	186
Issuance of Series B-2 redeemable convertible preferred stock upon conversion of convertible promissory notes in connection with the Merger	794,499	3,695	—	—	—	—	—	—
Conversion of convertible promissory notes into common stock in connection with the Merger	—	—	3,418,839	—	20,799	—	—	20,799
Conversion of redeemable convertible preferred stock into common stock in connection with the Merger	(43,945,839)	(49,694)	8,859,474	1	49,693	—	—	49,694
Recognition of AlloVir common stock outstanding at the closing of the Merger	—	—	5,067,674	1	104,989	—	—	104,990
Transaction costs related to the Merger	—	—	—	—	(5,357)	—	—	(5,357)
Stock-based compensation expense	—	—	—	—	374	—	—	374
Net loss	—	—	—	—	—	—	(10,196)	(10,196)
Balance at March 31, 2025	—	$—	18,702,418	$2	$190,629	$—	$(126,757)	$63,874
Stock-based compensation expense	—	—	—	—	591	—	—	591
Net loss	—	—	—	—	—	—	(11,350)	(11,350)
Balance at June 30, 2025	—	$—	18,702,418	$2	$191,220	$—	$(138,107)	$53,115

1)
The shares of common stock have been retroactively recast in connection with the Merger to reflect the exchange ratio of 0.2016 (Note 3).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Kalaris Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2025	22,902,418	$2	$238,805	$6	$(159,999)	$78,814
Proceeds from exercise of stock options	89,873	—	74	—	—	74
Stock-based compensation expense	—	—	580	—	—	580
Unrealized loss on marketable securities, net of tax	—	—	—	(55)	—	(55)
Net loss	—	—	—	—	(10,856)	(10,856)
Balance at March 31, 2026	22,992,291	$2	$239,459	$(49)	$(170,855)	$68,557
Proceeds from exercise of stock options	12,703	—	10	—	—	10
Issuance of common stock upon exercise of pre-funded warrants	799,987	—	—	—	—	—
Stock-based compensation expense	—	—	644	—	—	644
Unrealized loss on marketable securities, net of tax	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	(11,515)	(11,515)
Balance at June 30, 2026	23,804,981	$2	$240,113	$(73)	$(182,370)	$57,672

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Kalaris Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(22,371)	$(21,546)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	20	—
Stock-based compensation expense	1,224	965
Change in fair value of derivative liabilities (including $0 and $1,165 for a related party)	—	(1,229)
Change in fair value of tranche liability (including $0 and $331 for a related party)	—	(365)
Non-cash interest expense (including $0 and $1,384 for a related party)	—	1,443
Non-cash operating lease expense	85	—
Net amortization of premiums and accretion of discounts on marketable securities	(334)	—
Loss on extinguishment and on issuance of convertible promissory notes (including $0 and $169 for a related party)	—	186
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,042)	(588)
Other non-current assets	(796)	(281)
Accounts payable	(232)	2,240
Accrued expenses and other current liabilities	867	(805)
Operating lease liabilities	(48)	—
Net cash used in operating activities	(22,627)	(19,980)
Cash flows from investing activities:
Purchases of marketable securities	(70,181)	—
Maturities of marketable securities	40,000	—
Net cash used in investing activities	(30,181)	—
Cash flows from financing activities:
Proceeds from the issuance of convertible promissory notes (including $0 and $3,402 from a related party), net of issuance costs	—	7,500
Cash acquired in connection with the Merger	—	102,113
Payment of deferred transaction costs and issuance costs	(2,156)	(2,346)
Proceeds from the exercise of stock options	84	—
Net cash (used in) provided by financing activities	(2,072)	107,267
Net (decrease) increase in cash and cash equivalents and restricted cash	(54,880)	87,287
Cash and cash equivalents and restricted cash, at beginning of the period	98,553	1,639
Cash and cash equivalents and restricted cash, at end of the period	$43,673	$88,926
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	43,173	88,426
Restricted cash	500	500
Total cash, cash equivalents and restricted cash, at end of the period	$43,673	$88,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Kalaris Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flow information:
Unrealized loss on marketable securities	$(79)	$—
Deferred transaction and financing issuance costs included in accounts payable and accrued expenses and other current liabilities	$75	$—
Premium on issuance of convertible promissory notes (including $0 and $169 for a related party)	$—	$186
Merger transaction costs recognized in additional paid-in capital	$—	$5,357
Issuance of common stock and equity elimination in connection with the Merger	$—	$104,990
Issuance of redeemable convertible preferred stock upon conversion of convertible promissory notes	$—	$3,695
Conversion of redeemable convertible preferred stock shares into common stock in connection with the Merger	$—	$49,694
Conversion of convertible promissory notes and accrued interest in connection with the Merger	$—	$20,799

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

Liquidity

The Company has incurred significant losses and negative cash flows from operations since its inception. During the six months ended June 30, 2026 and 2025, the Company incurred net losses of $22.4 million and $21.5 million, respectively. During the six months ended June 30, 2026 and 2025, the Company had negative cash flows from operations of $22.6 million and $20.0 million, respectively. As of June 30, 2026 and December 31, 2025, the Company had an accumulated deficit of $182.4 million and $160.0 million, respectively. The Company expects to continue to incur substantial losses for the foreseeable future, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenues to support the Company’s operations.

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

As of June 30, 2026, the Company had cash, cash equivalents and marketable securities of $93.5 million. The Company expects that the existing cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the issuance date of these condensed consolidated financial statements.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). AlloVir and its subsidiaries’ operating results are included in the Company’s condensed consolidated financial statements from the Closing Date of the Merger. All other accompanying financial data as of December 31, 2025, and for the three and six months ended June 30, 2025, include only the accounts and disclosures of Legacy Kalaris. All intercompany transactions and balances have been eliminated upon consolidation.

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

Unaudited Condensed Financial Statements

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of June 30, 2026 and its results of operations and its cash flows for the three and six months ended June 30, 2026 and 2025. The results of operations for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other future annual or interim period. The consolidated balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted from these unaudited condensed consolidated financial statements.

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

4. Marketable Securities

The following table summarizes the amortized cost and estimated fair value of the Company’s U.S. government treasury securities, which are considered to be available-for-sale marketable securities and are included in marketable securities on the condensed consolidated balance sheet as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term marketable securities:
U.S. government treasury securities	$50,438	$—	$(73)	$50,365
Total marketable securities	$50,438	$—	$(73)	$50,365

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term marketable securities:
U.S. government treasury securities	$19,922	$6	$—	$19,928
Total short-term marketable securities	$19,922	$6	$—	$19,928

Certain short-term debt securities with original maturities of less than three months are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the tables above. As of June 30, 2026, and December 31, 2025, all marketable securities had contractual maturities within one year. There were no available-for-sale securities in a continuous unrealized loss position for greater than 12 months.

The Company holds debt securities with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities. The total fair value of marketable securities as of June 30, 2026 was $50.4 million.

5. Fair Value Measurements

The Company’s fair value hierarchy for its financial instruments measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, were as follows (in thousands):

	Fair Value Measurements
As of June 30, 2026	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$41,696	$41,696	$—	$—
U.S. government treasury securities	—	—	—	—
Total cash equivalents	$41,696	$41,696	$—	$—
Short-term marketable securities:
U.S. government treasury securities	$50,365	$50,365	$—	$—
Total marketable securities	$92,061	$92,061	$—	$—

	Fair Value Measurements
As of December 31, 2025	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$94,394	$94,394	$—	$—
U.S. government treasury securities	—	—	—	—
Total cash equivalents	$94,394	$94,394	$—	$—
Short-term marketable securities:
U.S. government treasury securities	$19,928	$19,928	$—	$—
Total marketable securities	$19,928	$19,928	$—	$—

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

The Company issued derivative liabilities embedded in convertible promissory notes and the tranche liability related to the convertible note financing, which are accounted for at fair value on a recurring basis (Note 8).

The Company estimated the fair value of the derivative liabilities embedded in the convertible promissory notes using a with-and-without scenario analysis. The Company estimated that the embedded change of control feature fair values were minimal based on the low probability of the change of control events during the six months ended June 30, 2025.

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

The following table provides a roll-forward of the aggregate fair values of the Company’s outstanding Level 3 financial instruments during the six months ended June 30, 2025 (in thousands):

	Derivative liabilities	Tranche liability
Balance as of December 31, 2024	$1,042	$365
Initial fair value at issuance	187	—
Change in fair value	(1,229)	(365)
Balance as of June 30, 2025	$—	$—

6. Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Prepaid research and development expenses	$778	$323
Prepaid insurance	509	185
Prepaid taxes	365	211
Prepaid professional and legal costs	—	30
Other prepaid expenses and other current assets	217	78
Total prepaid expenses and other current assets	$1,869	$827

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued research and development expenses	$5,901	$4,295
Accrued compensation expense	865	1,601
Accrued professional and legal costs	466	442
Accrued transaction expenses	—	1,717
Other accrued expenses and other current liabilities	35	62
Total accrued expenses and other current liabilities	$7,267	$8,117

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

The acquisition of the license under the UCSD Agreement, including patent rights and know-how, was accounted for as an asset acquisition. As the acquired technology did not have an alternative future use, the Company recognized the $0.2 million initial cash consideration, $0.1 million patent reimbursement costs incurred prior to the effective date, and $0.2 million related to the obligation to issue shares of the Company’s common stock as research and development expenses. The obligation to issue shares of common stock included two components, the initial shares obligation and the additional shares obligation. The fair value of the initial share obligation was estimated as $0.1 million based on the fair value of 55,440 shares of common stock, which represented 5% of the outstanding fully diluted equity at the effective date. As the initial share obligation was indexed to the Company’s own stock, it was recorded as additional paid-in capital. The additional shares obligation was recognized when the next round of financing closed in March 2022. The Company estimated the fair value of an additional 81,794 shares of common stock as $0.2 million and recognized it as research and development expenses and additional paid-in capital in March 2022. The Company concluded that the contingent payment upon the closing of the Liquidity Event is a derivative liability and should be accounted for at fair value and re-measured until its settlement or expiration. The Company recognized an immaterial amount in patent reimbursement costs for the three and six months ended June 30, 2026. The Company recognized an immaterial amount and $0.1 million in patent reimbursement costs for each of the three and six months ended June 30, 2025, respectively. As of June 30, 2026 and December 31, 2025, the Company recognized an immaterial amount related to the UCSD Agreement in accrued expenses and other current liabilities in the condensed consolidated balance sheets. Over the life of the agreement through June 30, 2026, development milestones totaling $0.1 million have been achieved by the Company and incurred as research and development expenses. The Company did not achieve any development milestones and did not incur any related milestone expense during the three and six months ended June 30, 2026 and 2025. The assignment fee derivative liability fair value was estimated to be zero as of June 30, 2026 and December 31, 2025, as the probability of the Liquidity Event was estimated to be zero.

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

From July 2024 through June 30, 2026, royalty payments were not probable and estimable and, therefore, no interest expense was recognized for the royalty liability.

8. Convertible Promissory Notes

Upon the closing of the Merger on March 18, 2025, all convertible promissory notes were converted, and therefore, there are no outstanding convertible promissory notes, derivative liabilities or tranche liability as of June 30, 2026 and December 31, 2025.

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

The 2024 Note was issued to Samsara at the estimated fair value of $12.1 million at the issuance date. Since the convertible promissory notes were issued to a related party and considered not at arm’s length, the total premium of $2.1 million, which was the difference between the fair value at the issuance date and the principal amount of the note, was recognized as a loss on issuance of convertible promissory notes – related party in the condensed consolidated statement of operations and comprehensive loss and as additional paid-in-capital in the condensed statement of redeemable convertible preferred stock and stockholders’ equity (deficit) in March and May 2024 when amounts were advanced under the 2024 Note. The Company recognized a $0.2 million loss on issuance of convertible promissory notes to a related party for the six months ended June 30, 2025.

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

The Company recognized a change in the fair value of derivative liability of $0.5 million for the six months ended June 30, 2025. The 2024 Note was converted into shares of common stock, and the derivative liability expired in connection with the closing of the Merger on March 18, 2025.

For the six months ended June 30, 2025, interest expense for the 2024 Note was $0.8 million, including $0.2 million of contractual interest expense and $0.6 million in amortization of debt discount arising from the separation of the derivative instrument. In connection with the closing of the Merger, the $10.0 million aggregate outstanding principal amount and $0.9 million accrued interest of the 2024 Note were converted into 1,757,951 shares of Legacy Kalaris common stock at a conversion price of $6.20 per share.

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

The 2024 Bridge Notes contained embedded features that provided Samsara and other stockholders the right to receive cash or a variable number of shares upon a change in control or the completion of a capital raising transaction by the Company. These embedded features were required to be bifurcated and accounted for separately as a compound derivative instrument. The embedded features were initially and subsequently measured at fair value with changes in the fair value recorded as a change in fair value of derivative liabilities in the condensed consolidated statements of operations and comprehensive loss. The fair value at issuance of the derivative instrument issued with the 2024 Bridge Notes was $1.0 million. The derivative liabilities created a discount on the advances under the 2024 Bridge Notes that were amortized using the effective interest rate method over the term of the respective advance and recorded as a non-cash interest expense. The change in the fair value of derivative liabilities related to the 2024 Bridge Notes was $0.5 million for the six months ended June 30, 2025. The 2024 Bridge Notes were converted into shares of common stock and the derivative liability expired in connection with the closing of the Merger on the Closing Date.

Pursuant to the Merger Agreement, the Company was permitted to enter into a series of financings to fund its operations prior to the closing of the Merger in an amount not to exceed $15.0 million in the aggregate on a to be converted post-money basis, with up to $7.5 million to be provided by AlloVir and up to $7.5 million to be provided by Legacy Kalaris’ stockholders.

In January 2025, the Company amended its 2024 Bridge Notes agreement and changed the amounts of Subsequent Tranche Closings from $5.0 million for each tranche to $3.75 million for the first two tranches and $7.5 million for the third tranche. No other changes were made to the terms of the 2024 Bridge Notes. In January 2025, Samsara and other investors funded an aggregate principal amount of $3.75 million in convertible promissory notes (the “2025 Bridge Notes”). The 2025 Bridge Notes’ terms were similar to the 2024 Bridge Notes' terms. Samsara and other investors agreed that the 2025 Bridge Notes would convert into shares of Series B-2 Stock at a price per share equal to the Company Value Per Share, as defined in the Merger Agreement, at the closing of the Merger.

The 2025 Bridge Notes were issued to Samsara and other existing preferred stockholders of the Company at the estimated fair value of $3.9 million at the issuance dates. The premium of $0.2 million, which was the difference between the fair value at the issuance date and the principal amount of the notes, was recognized as additional paid-in-capital in the condensed consolidated statement of redeemable convertible preferred stock and stockholders’ equity (deficit) at the issuance date. The fair value of the notes at issuance was estimated using the probability weighted settlements scenarios model discounted to present value with the following range of assumptions: expected term of 0.2 - 0.3 years, probabilities of scenario achievement of 20% - 80% and a discount rate of 8.5%. The 2025 Bridge Notes contained embedded features that provided Samsara and other stockholders the right to receive cash or a variable number of shares upon a change in control or the completion of a capital raising transaction by the Company. These embedded features were required to be bifurcated and accounted for separately as a compound derivative instrument. The embedded features were initially and subsequently measured at fair value, with changes in the fair value recorded as a change in fair value of derivative liabilities in the condensed consolidated statements of operations and comprehensive loss. The fair value at issuance of the derivative instrument issued with the 2025 Bridge Notes was $0.2 million. The derivative liabilities created a discount on the advances under the 2025 Bridge Notes that were amortized using the effective interest rate method over the term of the respective advance and recorded as a non-cash interest expense. The change in the fair value of derivative liabilities related to the 2025 Bridge Notes was $0.2 million for the six months ended June 30, 2025. The 2025 Bridge Notes were converted into shares of Series B-2 Stock and the derivative liability expired in connection with the closing of the Merger on the Closing Date.

The total interest expense for the 2024 Bridge Notes and 2025 Bridge Notes was $0.6 million for six months ended June 30, 2025. For the six months ended June 30, 2025, total interest expense consisted of $0.2 million of contractual interest expense and $0.4 million in amortization of debt discount arising from the separation of the derivative instrument.

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

In March 2025, the Company and other noteholders entered into an acknowledgment of conversion and termination agreement to cancel all unfunded tranches included in the 2024 Bridge Notes. The Company recognized a gain of $0.4 million in the change in fair value of the tranche liability for the six months ended June 30, 2025.

January 2025 AlloVir Convertible Promissory Note

In January 2025, the Company issued the AlloVir Note under which AlloVir funded a principal amount of $3.75 million. At the closing of the Merger on March 18, 2025, the AlloVir Note was cancelled in accordance with its terms.

9. Leases

In February 2025, the Company entered into an operating lease agreement for office space in Berkeley Heights, New Jersey. In accordance with ASC 842, Leases (“ASC 842”) the Company has determined the lease commencement occurred in September 2025 upon substantial completion of lessor-owned improvements. The lease is expected to terminate in December 2031, however, the Company has the option to extend the lease term twice for an additional three years. As of June 30, 2026, it is not reasonably certain that the Company will exercise this option to extend. The Company can terminate the lease after four years and four months after the lease commencement date with a termination penalty of $0.3 million. In addition to the base rent, the Company will pay its share of operating expenses and taxes. The lessor provided a tenant improvement allowance of up to $0.4 million, which the Company fully utilized. The Company is responsible for additional improvement expense incurred in excess of the tenant improvement allowance and has incurred $0.1 million of excess costs as of June 30, 2026. The Company records excess costs as payments in the measurement of lease liabilities.

In connection with the signing of the lease, the Company secured a letter of credit in favor of the lessor in the amount of $0.5 million, which will be reduced to $0.2 million over five years. The letter of credit is recorded as restricted cash in the condensed consolidated balance sheet as of June 30, 2026.

The following table summarizes the presentation of the Company’s operating lease on its condensed consolidated balance sheet as of June 30, 2026 (in thousands):

Leases	Balance sheet classification	June 30, 2026
Assets:
Operating lease assets	Operating lease right-of-use assets	$1,389
Total lease assets		$1,389
Liabilities:
Current:
Operating lease liabilities	Operating lease liability, current	$347
Noncurrent:
Operating lease liabilities	Operating lease liability, long-term	1,053
Total lease liabilities		$1,400

The components of lease cost under ASC 842 included within general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss were as follows for the three and six months ended June 30, 2026 (in thousands):

Lease cost	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Operating lease cost	$88	$176
Variable lease cost	7	15
Total lease cost	$95	$191

As of June 30, 2026, the weighted-average remaining lease term for the operating lease was 5.5 years, and the weighted-average discount rate was 13.12%. Cash paid for amounts included in the measurement of lease liabilities was $0.1 million for the six months ended June 30, 2026.

Future minimum annual lease commitments under the Company's non-cancelable operating lease as of June 30, 2026 was as follows (in thousands):

Year ended December 31,	Amount
2026 (remaining 6 months)	$196
2027	342
2028	349
2029	356
2030	363
Thereafter	337
Total lease payments	1,943
Less: interest	(543)
Present value of operating lease liabilities	$1,400

10. Commitments and Contingencies

Leases

The Company’s commitments under its operating lease are described in Note 9.

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

License and Royalty Agreements

The Company is required to pay certain milestone payments contingent upon the achievement of specific development and regulatory events in accordance with the UCSD Agreement (Note 7). Over the life of the agreement through June 30, 2026, the Company achieved development milestones totaling $0.1 million, which were recorded as research and development expenses. No other milestones were achieved or probable as of June 30, 2026 and December 31, 2025. The Company is required to pay royalties on commercial sales of products developed under the UCSD Agreement. The Company’s product candidate was in clinical development as of June 30, 2026, and no such royalties were due.

The Company is obligated to pay royalties to Samsara under the Royalty Agreement (Note 7). The Company recognized an initial royalty obligation liability in the amount of $32.1 million, which was based on its estimated fair value at the effective date of the Royalty Agreement. Once royalty payments to Samsara are deemed probable and estimable, and if such amounts exceed the royalty liability balance, the Company will impute interest to accrete the royalty obligation on a prospective basis based on such estimates. As of June 30, 2026, these royalties were not probable and estimable.

Legal Contingencies

The Company, from time to time, may be a party to litigation arising in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss.

Litigation Related to the Merger

Two complaints were filed by purported AlloVir stockholders as individual actions against AlloVir and the members of its board of directors in the Supreme Court of the State of New York, New York County, captioned Keller v. AlloVir, Inc. et al., No. 650989/2025 (N.Y. Sup. Ct. Feb. 20, 2025), and Morgan v. AlloVir, Inc. et al., No. 650965/2025 (N.Y. Sup. Ct. Feb. 19, 2025) (the “Complaints”). The Complaints alleged that the proxy statement/prospectus describing the transaction between Legacy Kalaris and AlloVir misrepresented and/or omitted certain purportedly material information, and assert claims for negligent misrepresentation and concealment and negligence under New York common law. The Company has not recorded any liabilities in connection with the Complaints, and the Complaints were voluntarily dismissed on April 23, 2026.

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

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2026 and December 31, 2025, the Company does not have any material indemnification claims that were probable or reasonably possible.

11. Redeemable Convertible Preferred Stock

In January 2024, the Company issued 1,280,000 shares of Series B-2 Stock at a price of $1.25 per share for gross cash proceeds of $1.6 million.

Upon the closing of the Merger on March 18, 2025, all outstanding shares of redeemable convertible preferred stock were automatically converted into shares of common stock and no redeemable convertible preferred stock was outstanding as of June 30, 2026 and December 31, 2025.

12. Stockholders’ Equity (Deficit)

As of June 30, 2026 and December 31, 2025, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. There were no shares of preferred stock issued or outstanding as of June 30, 2026 and December 31, 2025. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of preferred stock.

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

Under the terms of the Pre-Funded Warrants, the Company may not effect the exercise of any portion of such Pre-Funded Warrant, and a holder will not be entitled to exercise any portion of such Pre-Funded Warrant, if, upon giving effect to such exercise, the holder, together with its affiliates, would beneficially own more than 4.99% or 9.99%, at the option of the holder, of the number of shares of common stock outstanding immediately after giving effect to such exercise. The holders of Pre-Funded Warrants may increase or decrease such percentage by providing at least 61 days’ prior notice to the Company, provided that such percentage may in no event exceed 19.99%. The Pre-Funded Warrants are indexed to the Company's common stock and none of the provisions of the warrant would require a cash settlement. Therefore, the Pre-Funded Warrants were classified as a component of equity in the Company’s consolidated balance sheet upon entering into the 2025 Securities Purchase Agreement as they were freestanding financial instruments that were immediately exercisable, did not embody an obligation for the Company to repurchase its own shares and entitled the holder to receive a fixed number of shares of common stock upon exercise. On April 13, 2026, all of the Pre-Funded Warrants were exercised on a cashless basis, resulting in the issuance of 799,987 shares of the Company’s common stock. As of June 30, 2026, no Pre-Funded Warrants remained outstanding.

At-the-Market Offering

On April 3, 2026, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on April 13, 2026 (the “Shelf Registration Statement”). Under the Shelf Registration Statement, the Company may offer and sell up to $350.0 million of a variety of securities including common stock, preferred stock, debt securities, subscription rights, warrants or units during the three-year period that commenced upon the Shelf Registration becoming effective. In connection with the filing of the Shelf Registration Statement, the Company entered into a Common Stock Sales Agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”), pursuant to which the Company may issue and sell, from time to time, up to an aggregate of $100.0 million of its common stock in an at-the-market equity offering through TD Cowen, as sales agent (the “At-the-Market Offering”). TD Cowen is entitled to receive compensation equal to up to 3.0% of the gross sales price of the shares of common stock sold pursuant to the Sales Agreement.

As of June 30, 2026, the Company had not sold any shares of its common stock pursuant to the At-the-Market Offering. As of June 30, 2026, the Company had capitalized $0.5 million of deferred transaction costs related to the At-the-Market Offering, which are included in current assets on the consolidated balance sheets. The capitalized deferred transaction costs will be reclassified to additional paid-in capital as a reduction of the gross proceeds received upon the sale of common stock under the At-the-Market Offering on a pro-rata basis. Compensation paid to TD Cowen will similarly be recorded as a reduction of additional paid-in capital in the period the related shares are issued and sold. Any deferred costs remaining at the termination or expiration of the Sales Agreement will be charged to expense at that time. Costs incurred to maintain the At-the-Market Offering will be expensed as incurred.

Common Stock

As of June 30, 2026 and December 31, 2025, shares of common stock reserved for future issuance were as follows:

	June 30,	December 31,
	2026	2025
Outstanding stock option awards	2,535,975	2,142,278
Pre-funded warrants to purchase common stock	—	800,000
Shares available for future options grants under the Equity Plans	1,959,250	1,310,403
Shares available for grant under the 2020 ESPP	172,487	119,326
Total shares reserved for future issuance	4,667,712	4,372,007

13. Stock-Based Compensation

Equity Plans

At the closing of the Merger, the Company assumed the 2019 Plan.

In connection with the Merger, AlloVir’s stockholders approved an amendment to AlloVir’s 2020 Stock Option and Grant Plan (as amended, the “2020 Plan” and together with the 2019 Plan, the “Equity Plans”) to increase the number of shares reserved for future issuance under the 2020 Plan, which is subject to an annual increase on January 1 of each year from 2026 and thereafter, such that the number of shares of common stock reserved and available for issuance under the 2020 Plan is cumulatively increased by 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lesser number of shares as approved by the plan administrator; to establish the maximum aggregate number of shares of stock that may be issued in the form of incentive stock options (“ISOs”) shall not exceed 15,250,000 and to extend the term of the 2020 Plan to the tenth anniversary of the closing of the Merger.

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

As of June 30, 2026, 1,588,703 shares of common stock had been authorized for issuance and 434,158 shares were available for future grants under the 2019 Plan and 3,414,594 shares of common stock had been authorized for issuance and 1,525,092 shares were available for future grants under the 2020 Plan.

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

The Black-Scholes option pricing model, used to estimate the fair value of stock-based awards, requires the use of the following assumptions:

•
Fair Value of Common Stock. Prior to the Merger, the fair market value of Legacy Kalaris’ common stock was determined by the board of directors of Legacy Kalaris with assistance from management of Legacy Kalaris and external valuation experts. The approach to estimating the fair market value of common stock is consistent with the methods outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately- Held-Company Equity Securities Issued as Compensation. After the closing of the Merger, the fair value of common stock is the Company’s closing price per share on the Nasdaq Global Market on the grant date.
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

A summary of option activity under the Equity Plans for the six months ended June 30, 2026 is as follows:

	Outstanding Awards
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2025	2,142,278	$3.98	8.88	$9,552
Options granted	892,420	6.61
Options exercised	(102,576)	0.84		581
Options cancelled	(396,147)	5.05
Outstanding, June 30, 2026	2,535,975	4.87	8.74	2,666
Shares exercisable	849,138	3.07	8.00	1,780
Vested and expected to vest, June 30, 2026	2,535,975	$4.87	8.74	$2,666

Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price as of June 30, 2026. 102,576 shares were exercised during the six months ended June 30, 2026, and no shares were exercised during the six months ended June 30, 2025. The weighted-average fair value per share of options exercised during six months ended June 30, 2026 and 2025 was $2.90 and immaterial, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2026 and 2025 was $0.6 million and immaterial, respectively.

The total fair value of options that vested during the six months ended June 30, 2026 and 2025 was $1.7 million and $0.5 million, respectively. No options were granted during the three months ended June 30, 2025. As of June 30, 2026 the total unrecognized stock-based compensation expense was $8.1 million, which is expected to be recognized over a weighted-average period of 2.9 years.

RSAs

In February 2022, the Company issued RSAs to its former president for 203,670 shares and a consultant for 13,577 shares, in each case, at a purchase price of $0.005 per share under the 2019 Plan. The shares related to each of the former president’s award and the consultant's awards are fully vested. The Company issued one share of common stock for each whole RSA that vested, subject to satisfaction of the employee's tax withholding obligations. Shares purchased pursuant to these awards participate in dividends and voting, are legally outstanding, and are presented as outstanding shares; however, for accounting purposes, shares purchased by employees pursuant to RSAs are not considered issued until they vest according to their respective vesting schedules. Proceeds received from the issuance of RSAs are recorded as a share repurchase liability within accrued expenses and other current liabilities on the condensed consolidated balance sheet and reclassified to additional paid-in capital when the awards vested.

A summary of RSAs activity under the 2019 Plan for the six months ended June 30, 2026 is as follows:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	141	$1.74
Vested	(141)	1.74
Unvested as of June 30, 2026	—	—

No RSAs were granted during the three and six months ended June 30, 2026 and 2025. The total fair value of RSAs vested during the three and six months ended June 30, 2026 and 2025 was immaterial. No RSAs were repurchased or cancelled during the three and six months ended June 30, 2026 and 2025.

2020 Employee Stock Purchase Plan

The Company can issue common stock shares to its employees under the 2020 Employee Stock Purchase Plan (the “2020 ESPP”). The number of shares of common stock reserved and available for issuance under the 2020 ESPP is cumulatively increased on each January 1 by the lesser of (i) 53,161 shares of common stock, (ii) 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, and (iii) such number of shares of common stock as determined by the plan administrator. On June 30, 2026, there was an aggregate of 172,487 shares reserved for future issuance under the 2020 ESPP.

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

The Company did not issue shares of common stock under the 2020 ESPP during the three and six months ended June 30, 2026.

Stock-Based Compensation Expense

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expenses	$278	$213	$446	$307
General and administrative expenses	366	378	778	658
Total stock-based compensation expense	$644	$591	$1,224	$965

14. Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2026 and 2025 was calculated as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(11,515)	$(11,350)	$(22,371)	$(21,546)
Denominator:
Weighted-average common shares outstanding	23,797,306	18,702,418	23,760,665	11,419,020
Less: Weighted-average common shares subject to repurchase	—	(1,132)	—	(1,343)
Weighted-average shares outstanding, basic and diluted	23,797,306	18,701,286	23,760,665	11,417,677
Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(0.61)	$(0.94)	$(1.89)

As described in Note 12, the Pre-Funded Warrants to purchase up to an aggregate of 800,000 shares of the Company's common stock at a purchase price of $9.9999 per Pre-Funded Warrant were classified as a component of equity in the Company's condensed consolidated balance sheets upon entering the 2025 Securities Purchase Agreement because they were freestanding financial instruments that were immediately exercisable, did not embody an obligation for the Company to repurchase its own shares, and entitled the holder to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the Pre-Funded Warrants were included in the weighted-average number of shares of common stock used to calculate basic and diluted net loss per common share upon entering the 2025 Securities Purchase Agreement because the shares may have been issued for little or no consideration, were fully vested, and were exercisable after the original issuance date of the Pre-Funded Warrants. On April 13, 2026, all of the Pre-Funded Warrants were exercised on a cashless basis, resulting in the issuance of 799,987 shares of the Company’s common stock. As of June 30, 2026, no Pre-Funded Warrants remained outstanding.

The potential shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders as of June 30, 2026 and 2025 because including them would have had an anti-dilutive effect. The excluded shares were as follows:

	June 30,
	2026	2025
Outstanding options to purchase common stock	2,535,975	1,988,633
Unvested restricted stock awards	—	991
Total	2,535,975	1,989,624

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

The Company recognized general and administrative expense related to services provided by Samsara under the BSA of $0.1 million and $0.04 million for the three months ended June 30, 2026 and 2025, respectively, and $0.2 million for each of the six months ended June 30, 2026 and 2025.

No capital contributions related to services provided by Samsara were recognized for the three and six months ended June 30, 2026 and 2025 as Samsara stopped providing in-kind services in July 2024.

As of June 30, 2026 and December 31, 2025, the Company recognized $0.05 million and $0.1 million in accrued expenses and other current liabilities in the condensed consolidated balance sheets related to the services provided by Samsara under the BSA. As of June 30, 2026 and December 31, 2025, the Company recognized immaterial amounts in accounts payable in the condensed consolidated balance sheets related to the services provided by Samsara under the BSA. The Company recognized a $32.1 million royalty obligation - related party, as a long-term liability, under the Royalty Agreement as of June 30, 2026 and December 31, 2025.

The Company issued Samsara convertible promissory notes (Note 8), redeemable convertible preferred stock and common stock. In July 2024, the Company entered into a Royalty Agreement with Samsara (Note 7).

Members of the Company’s board of directors received $0.02 million and $0.03 million in consulting fees for each of the three and six months ended June 30, 2026, respectively.

16. Defined Contribution Plan

The Company sponsors a 401(k) plan (the “401(k) Plan”), which is designed to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations on eligible compensation. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. The Company’s matching contributions during each of the three and six months ended June 30, 2026 and 2025 were immaterial.

17. Segment Reporting

The Company operates and manages its business as one reportable and operating segment. The Company's Chief Executive Officer is the Company's chief operating decision maker (the “CODM”). The CODM reviews and evaluates net loss, as reported in the condensed consolidated statements of operations and comprehensive loss, for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods on an aggregate basis. The CODM does not review assets at a different level or category than the amounts disclosed in the condensed consolidated balance sheets as total assets. All of the Company’s long-lived assets are located in the United States.

The following is the Company’s summary of segment loss, including significant segment expenses for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
External research and development expenses:
CDMO, CRO and other third-party clinical trials and consulting costs	$7,395	$6,915	$13,608	$11,727
Internal research and development personnel costs	1,496	1,175	2,770	2,244
Other research and development costs	127	350	212	499
General and administrative personnel expenses	1,220	1,094	2,785	1,771
Other general and administrative expenses	2,148	2,722	4,844	6,369
Interest expense	—	—	—	1,443
Other segment items[1]	(871)	(906)	(1,848)	(2,507)
Net loss	$(11,515)	$(11,350)	$(22,371)	$(21,546)

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

We are developing TH103, a novel, clinical stage anti-vascular endothelial growth factor (“VEGF”) drug, specifically engineered to achieve extended intraocular retention with enhanced VEGF inhibition in patients with exudative and/or neovascular retinal diseases. TH103 is a fully humanized recombinant fusion protein, functioning as a “decoy receptor” (a VEGF trap), leveraging salient molecular properties of the human body’s native, highest affinity VEGF receptor 1. In head-to-head preclinical studies, TH103 showed more anti-VEGF activity and longer duration of activity compared to aflibercept, the current global market-leading anti-VEGF agent, which also functions as a decoy receptor VEGF trap but differs from TH103 in key molecular elements. We are investigating TH103 as a treatment for patients with neovascular Age-related Macular Degeneration (“nAMD”), a leading cause of blindness in the United States and Europe that affects an estimated 1.6 million adults in the United States.

In July 2026, we announced positive additional data from our Phase 1a single-ascending dose (“SAD”) clinical trial of TH103 for nAMD. The expanded Phase 1a SAD dataset included a total of 17 treatment-naive patients, as well as an additional three treatment-experienced patients which were included in the safety cohort. All 20 patients completed six months of follow-up. Consistent with the preliminary data from the Phase 1a clinical trial announced in December 2025, the additional data showed that TH103 was generally well tolerated and exhibited improvements on key functional and anatomical outcomes at 1-month post-dosing. Data from treatment-naive patients in the Phase 1a SAD trial (N=17) demonstrated a rapid, robust response on best corrected visual acuity (“BCVA”) and optical coherence tomography parameters across dose levels at one month following a single injection of TH103, including mean 9.2-letter BCVA improvement, mean 118μm improvement in central subfield thickness (“CST”), and mean 93% reduction in central subfield intraretinal fluid (“CSF”). TH103 plasma pharmacokinetic findings continued to suggest greater intraocular retention, with 27- to 53-fold lower Cmax compared to current leading anti-VEGF agents on a molar equivalence basis. Additionally, the time to retreatment results further supported the hypothesis that increased intraocular retention may contribute to prolonged biological activity: following only a single TH103 injection in treatment-naïve patients (N=17), 41% received a first retreatment at four months or later, 35% at five months or later, and 29% received no additional anti-VEGF treatment during the entire six-month follow-up period. Separately, after a single TH103 injection treatment-experienced patients (N=3), time to retreatment was an average of two months longer than prior anti-VEGF treatment intervals. No cases of intraocular inflammation (“IOI”) were observed among the six patients treated at the 2.5 mg dose using product manufactured following process adjustments to reduce impurities; one patient treated at the 5.0 mg dose experienced transient IOI that resolved without sequelae.

We are currently conducting a Phase 1b/2 multiple ascending dose clinical trial of TH103 in patients with nAMD, which is intended to build upon our Phase 1a single ascending dose clinical trial. The Phase 1b/2 dose-finding trial is designed to evaluate multiple dose levels of TH103 in up to 80 nAMD patients. In the trial, patients are expected to receive up to four monthly loading doses of intravitreally administered TH103 at a range of dose levels. Assessments are expected to include safety and preliminary efficacy with a primary time point for analysis at one month following the last TH103 injection. Patients will then be followed in an extension phase of the study. Following the implementation of additional manufacturing process refinements, patients in the Phase 1b/2 multiple ascending dose study are now receiving new batches of clinical trial material with lower levels of impurities. We expect to report preliminary data from the Phase 1b/2 clinical trial in the first half of 2027.

Assuming successful completion of the ongoing Phase 1b/2 clinical trial of TH103, and subject to the favorable results from such trial and discussions with regulators, we intend to initiate Phase 3 clinical trials of TH103 for nAMD by year-end 2027. We also plan to expand the development of TH103 beyond nAMD into other prevalent VEGF-mediated retinal diseases, such as Diabetic Macular Edema (“DME”), diabetic retinopathy (“DR”), and Retinal Vein Occlusion.

Since our inception in September 2019, we have devoted substantially all of our resources to organizing and staffing, business planning, raising capital, acquiring technology, establishing our intellectual property portfolio and performing research and development of our product candidate. We do not have any products approved for sale and have not generated any revenue from product sales or otherwise. We have incurred significant losses and negative cash flows from operations since our inception. Our net losses were $22.4 million and $21.5 million for the six months ended June 30, 2026 and 2025, respectively. Our negative cash flows from operations were $22.6 million and $20.0 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $182.4 million. To date, we have funded our operations primarily from sales of our redeemable convertible preferred stock, issuances of convertible promissory notes and a simple agreement for future equity (“SAFE”), from cash and cash equivalents of AlloVir, Inc. (“AlloVir”) received in the Merger (as defined below), and from proceeds from the 2025 Private Placement (as defined below).

From inception through June 30, 2026, we have received gross proceeds of $67.5 million from sales of redeemable convertible preferred stock, issuances of convertible promissory notes and a SAFE, we received cash and cash equivalents of AlloVir of approximately $102.1 million in the Merger, and we received aggregate gross proceeds of $50.0 million from the 2025 Private Placement.

As of June 30, 2026, we had $93.5 million in cash, cash equivalents and marketable securities. Based on our current operating plans, our management expects that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2027. However, management has based these estimates on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect.

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

Additionally, in 2025, the U.S. government initiated a series of tariff-related actions against U.S. trading partners, described below under the heading, “Changes in and uncertainty surrounding U.S. and international trade policy could have a material adverse impact on our business, financial condition and results of operations” in Part II, Item 1A of this Quarterly Report . Tariff-related actions are likely to remain a prominent part of U.S. economic policy for the foreseeable future, which may introduce uncertainty in international trade, including impacts to the costs of materials and production processes, supply chain stability, and other factors. While we have not experienced, and do not currently expect to experience, any direct impact from these tariffs and retaliatory measures, the full extent of the future impact of these and other threatened measures remains uncertain. We continue to monitor these tariffs and retaliatory measures and their possible effects on our business.

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

Merger with AlloVir

On March 18, 2025 (the “Closing Date”), AlloVir consummated the previously announced merger (the “Merger”) pursuant to the terms of the Agreement and Plan of Merger, dated as of November 7, 2024 (the “Merger Agreement”), by and among AlloVir, Aurora Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of AlloVir (“Merger Sub”), and Legacy Kalaris.

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

At-the-Market Offering

On April 3, 2026, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”), which was declared effective on April 13, 2026 (the “Shelf Registration Statement”). Under the Shelf Registration Statement, we may offer and sell up to $350.0 million of a variety of securities including common stock, preferred stock, debt securities, subscription rights, warrants or units during the three-year period that commenced upon the Shelf Registration Statement becoming effective. In connection with the filing of the Shelf Registration, we entered into a Common Stock Sales Agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”), pursuant to which we may issue and sell, from time to time, up to an aggregate of $100.0 million of our common stock in an at-the-market equity offering through TD Cowen, as sales agent (the “At-the-Market Offering”). TD Cowen is entitled to receive compensation equal to up to 3.0% of the gross sales price of the shares of common stock sold pursuant to the Sales Agreement. As of June 30, 2026, we had not sold any shares of common stock pursuant to the At-the-Market Offering.

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

Patent reimbursement costs were immaterial for the three and six months ended June 30, 2026. We recognized an immaterial amount and $0.1 million in patent reimbursement costs for the three and six months ended June 30, 2025, respectively. We made a payment of $0.1 million in connection with our achievement of the first development milestone related to the dosing of the first patient in our Phase 1a clinical trial in August 2024. No other milestones were achieved or probable through June 30, 2026 and, therefore, for the three and six months ended June 30, 2026, no milestone expense was recognized.

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

Once royalty payments to Samsara are deemed probable and estimable, and if such amounts exceed the initially recorded royalty obligation balance, we will impute interest to accrete the liability on a prospective basis based on such estimates. If and when we make royalty payments under the Royalty Agreement, the royalty obligation balance will be reduced. As of June 30, 2026, royalty payments were not probable and estimable and, therefore, for the three and six months ended June 30, 2026, no interest expense was recognized for the royalty liability.

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

Other income, net

Other income, net includes interest income received from money market funds, U.S. government treasury securities, and bank deposits, the amortization of premiums and accretion of discounts on U.S. government treasury securities, and realized and unrealized foreign currency gains (losses).

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Operating expenses:
Research and development	$9,018	$8,440	$578
General and administrative	3,368	3,816	(448)
Total operating expenses	12,386	12,256	130
Loss from operations	(12,386)	(12,256)	(130)
Other income (expense), net:
Other income, net	871	906	(35)
Total other income, net	871	906	(35)
Net loss	$(11,515)	$(11,350)	$(165)

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
CDMO, CRO and other third-party clinical trials and consulting costs	$7,395	$6,915	$480
Internal research and development personnel costs	1,496	1,175	321
Other research and development costs	127	350	(223)
Total research and development expenses	$9,018	$8,440	$578

Research and development expenses increased by $0.6 million, from $8.4 million for the three months ended June 30, 2025, to $9.0 million for the three months ended June 30, 2026.

CDMO, CRO and other third-party clinical trials and consulting costs increased by $0.5 million. This was primarily driven by an increase of $1.5 million in CRO and other clinical expenses as we opened additional investigational sites and enrolled patients in our clinical program, offset by a decrease of $1.0 million in CDMO manufacturing and process development activities.

Personnel related costs (including stock-based compensation) increased by $0.3 million due to hiring in our research and development organization to support our clinical trials and manufacturing.

General and Administrative Expenses

General and administrative expenses decreased by $0.4 million from $3.8 million for the three months ended June 30, 2025 to $3.4 million for the three months ended June 30, 2026. The decrease in general and administrative expenses was primarily attributable to a decrease of $0.3 million in legal, accounting and other professional fees.

Other income, net

Other income, net was $0.9 million for each of the three months ended June 30, 2026 and 2025 primarily consisted of interest income received from money market funds and U.S. government treasury securities.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Operating expenses:
Research and development	$16,590	$14,470	$2,120
General and administrative	7,629	8,140	(511)
Total operating expenses	24,219	22,610	1,609
Loss from operations	(24,219)	(22,610)	(1,609)
Other income (expense), net:
Change in fair value of tranche liability	—	365	(365)
Change in fair value of derivative liabilities	—	1,229	(1,229)
Interest expense	—	(1,443)	1,443
Loss on extinguishment and on issuance of convertible promissory notes	—	(186)	186
Other income, net	1,848	1,099	749
Total other income, net	1,848	1,064	784
Net loss	$(22,371)	$(21,546)	$(825)

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
CDMO, CRO and other third-party clinical trials and consulting costs	$13,608	$11,727	$1,881
Internal research and development personnel costs	2,770	2,244	526
Other research and development costs	212	499	(287)
Total research and development expenses	$16,590	$14,470	$2,120

Research and development expenses increased by $2.1 million, from $14.5 million for the six months ended June 30, 2025, to $16.6 million for the six months ended June 30, 2026.

CDMO, CRO and other third-party clinical trials and consulting costs increased by $1.9 million. This was primarily driven by an increase of $3.3 million in CRO and other clinical expenses as we opened additional investigational sites and enrolled patients in our clinical program, offset by a decrease of $ 1.5 million in CDMO manufacturing and process development activities.

Personnel related costs (including stock-based compensation) increased by $0.5 million due to hiring in our research and development organization to support our clinical trials and manufacturing.

General and Administrative Expenses

General and administrative expenses decreased by $0.5 million, from $8.1 million for the six months ended June 30, 2025 to $7.6 million for the six months ended June 30, 2026. The decrease in general and administrative expenses was primarily attributable to a decrease of $1.3 million in directors’ and officers’ insurance due to a $1.5 million charge for directors' and officers' insurance for AlloVir, Inc. (“AlloVir”) following the closing of the Merger offset by an increase of $1.0 million in personnel related expenses (including stock-based compensation) to support operating as a public company.

Change in fair value of tranche liability

For the six months ended June 30, 2025, we recognized a $0.4 million gain related to the changes in the fair value of tranche liability. The convertible promissory notes issued in the Convertible Note Financing in October and November 2024 and amended in November 2024 included three subsequent tranches for the issuance of convertible promissory notes at the predetermined conversion price that were concluded to be liabilities and are accounted for at fair value until the tranches’ expiration or settlement. In January 2025, as part of the first tranche of the Additional Permitted Bridge Financing, we issued additional convertible promissory notes for $3.75 million and one of three tranches was settled. In March 2025, we and other noteholders entered into an acknowledgment of conversion and termination agreement to cancel all unfunded tranches and the tranche liability expired unexercised.

Change in fair value of derivative liabilities

For the six months ended June 30, 2025, we recognized a $1.2 million gain related to the changes in the fair value of derivative liabilities embedded into convertible promissory notes issued to Samsara and other investors. All outstanding convertible promissory notes, other than the AlloVir Note, were converted into either shares of redeemable convertible preferred stock or common stock and the derivative liability expired in connection with the closing of the Merger on March 18, 2025.

Interest expense

For the six months ended June 30, 2025, we recognized $1.4 million of interest expense, which included the accrued interest and amortization of debt discount related to issued and outstanding convertible promissory notes issued to Samsara and other investors. All outstanding convertible promissory notes, other than the AlloVir Note, were converted into either shares of redeemable convertible preferred stock or common stock and the derivative liability expired in connection with the closing of the Merger on March 18, 2025.

Loss on extinguishment and on issuance of convertible promissory notes

For the six months ended June 30, 2025, we recognized $0.2 million of loss on extinguishment and on issuance of convertible promissory notes to Samsara and other investors. All outstanding convertible promissory notes, other than the AlloVir Note, were converted into either shares of redeemable convertible preferred stock or common stock and the derivative liability expired in connection with the closing of the Merger on March 18, 2025.

Other income, net

Other income, net increased by $0.7 million from $1.1 million for the six months ended June 30, 2025 to $1.9 million for the six months ended June 30, 2026. This increase was primarily attributable to interest income received from money market funds and U.S. government treasury securities as a result of our increased cash position following the Merger and the 2025 Private Placement.

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

From inception through June 30, 2026, we have received gross proceeds of $67.5 million from sales of redeemable convertible preferred stock, issuances of convertible promissory notes and a SAFE, we received cash and cash equivalents of AlloVir of approximately $102.1 million in the Merger, and we received aggregate gross proceeds of $50.0 million from the 2025 Private Placement. As of June 30, 2026, we had $93.5 million in cash, cash equivalents and marketable securities.

On April 3, 2026, we filed the Shelf Registration Statement with the SEC, which was declared effective on April 13, 2026. Under the Shelf Registration Statement, we may offer and sell up to $350.0 million of a variety of securities including common stock, preferred stock, debt securities, subscription rights, warrants or units during the three-year period that commenced upon the Shelf Registration Statement becoming effective. Pursuant to the Sales Agreement with TD Cowen which we may issue and sell, from time to time, up to an aggregate of $100.0 million of our common stock in the At-the-Market Offering through TD Cowen, as sales agent. As of June 30, 2026, we had capitalized $0.5 million of deferred transaction costs related to the At-the-Market Offering. We have not sold any shares of our common stock pursuant to the At-the-Market Offering.

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

We have incurred significant losses and negative cash flows from operations since our inception. As of June 30, 2026, we had an accumulated deficit of $182.4 million. Based on our current operating plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2027. However, we have based these estimates on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect.

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

Cash Flows

The following table summarizes primary sources and uses of cash for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(22,627)	$(19,980)
Net cash used in investing activities	(30,181)	—
Net cash (used in) provided by financing activities	(2,072)	107,267
Net (decrease) increase in cash and cash equivalents and restricted cash	$(54,880)	$87,287

Operating Activities

Net cash used in operating activities was $22.6 million and $20.0 million for the six months ended June 30, 2026 and 2025, respectively.

Cash used in operating activities for the six months ended June 30, 2026, was primarily due to a net loss of $22.4 million, offset by non-cash charges of $1.0 million and further offset by net changes in net operating assets and liabilities of $1.3 million. Non-cash charges primarily consist of $1.2 million in stock-based compensation expense offset by $0.3 million in accretion of discounts on marketable securities. The unfavorable net change in net operating assets and liabilities was primarily due to an increase in prepaid expenses and other current assets of $1.0 million and an increase in other non-current assets of $0.8 million, offset by an increase in accrued expenses and other current liabilities of $0.9 million.

Cash used in operating activities for the six months ended June 30, 2025, was primarily due to a net loss of $21.5 million, reduced by non-cash charges of $1.0 million and further reduced by net changes of $0.6 million in the net operating assets and liabilities. Non-cash changes primarily consist of a $1.0 million stock-based compensation expense, a gain of $1.2 million related to the change in fair value of derivative liabilities, a gain of $0.4 million related to the change in fair value of tranche liability, non-cash interest expense of $1.4 million and loss on issuance of convertible promissory notes of $0.2 million. The change in net operating assets and liabilities was primarily due to an increase in prepaid expenses and other current assets of $0.6 million, an increase in other non-current assets of $0.3 million, an increase in accounts payable of $2.2 million, and a decrease in accrued expenses and other current liabilities of $0.8 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 was $30.2 million, which primarily consisted of $70.2 million in purchases of marketable securities offset by $40.0 million in proceeds from maturities of marketable securities. There was no cash used in investing activities for the six months ended June 30, 2025.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2026 was $2.1 million, which consisted of $2.2 million in payments of issuance costs related to the 2025 Private Placement and deferred transaction costs related to the At-the-Market Offering, offset by $0.1 million in proceeds from the exercise of stock options.

Net cash provided by financing activities for the six months ended June 30, 2025 was $107.3 million, which consisted of $102.1 million of cash and cash equivalents of AlloVir received in the Merger, proceeds from the issuance of a convertible promissory note of $7.5 million, partially offset by payments of transaction costs related to the Merger of $2.3 million.

Contractual and Other Obligations

We enter into contracts in the normal course of business with CDMOs for clinical supply manufacturing, with CROs for clinical trials and with other vendors for clinical studies, supplies and other products and services for operating purposes. These agreements generally provide for termination at the request of either party generally with less than one-year notice and, therefore, our management believes that non-cancellable obligations under these agreements are not material. We do not currently expect any of these agreements to be terminated and did not have any non-cancellable obligations under these agreements as of June 30, 2026 and December 31, 2025.

We are required to pay certain milestone payments contingent upon the achievement of specific development and regulatory events in accordance with the UCSD Agreement. Refer to Note 7, Significant Agreements, in our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details. As of June 30, 2026 and December 31, 2025, we recognized an immaterial amount related to the UCSD Agreement in accrued expenses and other current liabilities in the condensed consolidated balance sheets. Over the life of the agreement through June 30, 2026, development milestones totaling $0.1 million have been achieved and incurred as research and development expenses. We did not achieve any development milestones and did not incur any related milestone expense during the three and six months ended June 30, 2026. We are required to pay royalties on sales of products developed under the UCSD Agreement. Our product candidate was in development as of June 30, 2026 and December 31, 2025, and no such royalties were due.

We are obligated to pay royalties to Samsara under the Royalty Agreement. Refer to Note 7, Significant Agreements, in our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details. We recognized an initial royalty liability in the amount of $32.1 million, which was based on its estimated fair value at the effective date of the Royalty Agreement. Once royalty payments to Samsara are deemed probable and estimable, and if such amounts exceed the royalty liability balance, we will impute interest to accrete the royalty liability on a prospective basis based on such estimates. As of June 30, 2026 these royalties were not probable and estimable.

In February 2025, we entered into an operating lease agreement for office space in Berkeley Heights, New Jersey. The lease commenced in September 2025 and is expected to terminate in December 2031. We can extend the lease term twice for an additional three years and can terminate the lease after four years and four months after the lease commencement date with a termination penalty of $0.3 million. Total remaining undiscounted payments under this lease are approximately $1.9 million. In addition to the base rent, we will pay our share of operating expenses and taxes. The lessor provided a tenant improvement allowance of up to $0.4 million, which we fully utilized in 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2026, because of the material weaknesses in our internal control over financial reporting described below.

The previously identified and reported material weaknesses in our internal control over financial reporting as of December 31, 2025 had not been fully remediated as of June 30, 2026. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

We did not fully maintain components of the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework, including elements of the control environment, risk assessment, monitoring activities, information and communication, and control activities components, relating to: (i) our commitment to attract, develop, and retain competent individuals; (ii) identifying, assessing, and communicating appropriate internal control objectives, (iii) identifying and analyzing risks to achieve these objectives; (iv) selecting, developing, and performing ongoing evaluations to ascertain whether the components of internal controls are present and functioning; (v) communicating accurate information internally and externally, including providing information pursuant to objectives, responsibilities, and functions of internal control; (vi) selecting and developing control activities that contribute to the mitigation of risks and support achievement of objectives and (vii) deploying control activities through policies that establish what is expected and procedures that put policies into action.

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
•
We recruited additional accounting personnel with appropriate experience, certification, education and training. For example, following the closing of the Merger, AlloVir’s former Controller serves as our Controller and AlloVir’s Chief Accounting Officer served as our Chief Accounting Officer until July 2026. In addition, in April 2025 and July 2026, we appointed two new members to the audit committee of our board of directors, one of which was also appointed as chair of the audit committee and deemed to be an audit committee financial expert. Additionally, in August 2025, we hired a Director of Accounting, and in July 2026, we hired a Chief Financial Officer.

•
We have identified, assessed, and communicated appropriate internal control objectives to key stakeholders across the organization and implemented a risk assessment over financial reporting which is updated and reassessed on a periodic basis. We have also formalized the scoping of relevant processes, systems and third-party service organizations supporting our financial reporting.
•
We engaged a third-party to assist us in performing walkthroughs of our in-scope processes and systems and developing process flowcharts and detailed risk and control matrices. We have made substantial progress on the design and implementation of policies, procedures and controls around key business reporting processes and general information technology controls.
•
We have formalized our control environment using the criteria described in “Internal Control - Integrated Framework” (2013) issued by the COSO.
•
We have identified key reports and spreadsheets used in the execution of key controls and implemented manual procedures to validate the completeness and accuracy of these reports and spreadsheets.
•
We have performed a segregation of duties assessment to identify conflicting roles and responsibilities. Where applicable, we also evaluated the design of compensating controls intended to mitigate the conflicts identified.
•
We have created and implemented standardized execution templates and checklists to support consistent control execution.
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

Changes in Internal Control Over Financial Reporting

Except as discussed above under “Remediation Efforts and Plans”, there were no changes in our internal control over financial reporting during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Litigation Related to the Merger

Two complaints were filed by purported AlloVir stockholders as individual actions against AlloVir and the members of its board of directors in the Supreme Court of the State of New York, New York County, captioned Keller v. AlloVir, Inc. et al., No. 650989/2025 (N.Y. Sup. Ct. Feb. 20, 2025), and Morgan v. AlloVir, Inc. et al., No. 650965/2025 (N.Y. Sup. Ct. Feb. 19, 2025) (the “Complaints”). The Complaints alleged that the proxy statement/prospectus describing the transaction between Legacy Kalaris and AlloVir misrepresented and/or omitted certain purportedly material information, and asserted claims for negligent misrepresentation and concealment and negligence under New York common law. The Complaints were voluntarily dismissed on April 23, 2026.

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

Since inception, we have incurred significant operating losses. Our net losses were $22.4 million and $21.5 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had cash, cash equivalents and marketable securities of $93.5 million and an accumulated deficit of $182.4 million.

We do not have any products approved for sale and have not generated any revenue from product sales or otherwise. To date, we have funded our operations primarily from sales of redeemable convertible preferred stock, issuances of convertible promissory notes and a SAFE, cash and cash equivalents of AlloVir received in the Merger and proceeds from sales of our common stock and pre-funded warrants in a private placement for aggregate gross proceeds of approximately $50.0 million in December 2025 (the “2025 Private Placement”). We have devoted substantially all of our resources to organizing and staffing, business planning, raising capital, acquiring our technology, establishing our intellectual property portfolio and performing research and development of our product candidate. We are in the early stages of development of our lead product candidate, TH103. We received investigational new drug (“IND”) clearance for TH103 for the treatment of patients with neovascular, or wet, age-related macular degeneration (“nAMD”), in June 2024 and, in August 2024, we treated the first patient in our Phase 1a open-label clinical trial to investigate the safety, tolerability, dose range and pharmacokinetic profile or intravitreal injection of TH103 in patients with nAMD. In December 2025, we announced positive initial data from our Phase 1a SAD trial of TH103, and in July 2026, we announced positive additional data from our Phase 1a SAD trial of TH103 in nAMD from expanded nAMD cohorts, which built on the positive initial data that we announced in December 2025. We are also conducting a Phase 1b/2 multiple ascending dose, dose-finding study intended to assess safety and efficacy in patients with nAMD receiving four initial monthly loading doses of TH103, which is intended to build upon our ongoing Phase 1a clinical trial and to inform the optimal dose and regimen for potential Phase 3 development. The Phase 1b/2 dose-finding trial is designed to evaluate multiple dose levels of TH103 in approximately 60 to 80 nAMD patients.

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

We only recently initiated our first clinical trials, have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures for the foreseeable future will be devoted to TH103. Our business currently depends heavily on the successful development, marketing approval and commercialization of TH103. We cannot be certain that TH103 will achieve success in ongoing or future clinical trials, receive marketing approval or be successfully commercialized.

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

As of June 30, 2026, we had cash, cash equivalents and marketable securities of $93.5 million. Based on our current operating plans, our management expects that our cash, cash equivalents and marketable securities as of June 30, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2027. However, we have based these estimates on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of TH103 or other product candidates that we may pursue is highly uncertain, at this time we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any product candidate. Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. We will not generate commercial revenues unless and until we can achieve sales of products, which we do not anticipate for a number of years, if at all. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all, and we may be impacted by the economic climate and market conditions. For example, market volatility resulting from general United States or global economic or market conditions, including related to any health epidemics, pandemics or other contagious outbreaks could also adversely impact our ability to access capital as and when needed. Alternatively, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

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

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2025 which remain unremediated as of June 30, 2026. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

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

These material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected. We have begun taking measures, and plan to continue to take measures, to remediate these material weaknesses. We recruited additional accounting personnel with appropriate experience, certification, education and training. For example, following the closing of the Merger, AlloVir’s former Controller serves as our Controller and AlloVir’s Chief Accounting Officer served as our Chief Accounting Officer until July 2026. In addition, in April 2025 and July 2026, we appointed two new members to the audit committee of our board of directors, one of which was also appointed as chair of the audit committee and deemed to be an audit committee financial expert. Additionally, in August 2025, we hired a Director of Accounting, and in July 2026, we hired our Chief Financial Officer. We are in the process of implementing additional measures and risk assessment procedures designed to improve our disclosure controls and procedures and internal control over financial reporting to address the underlying causes of these material weaknesses, including the implementation of appropriate segregation of duties, formalization of accounting policies and controls, and implementation of accounting systems to automate manual processes. We have engaged financial consultants to assist with the implementation of internal controls over financial reporting. To the extent that we are not able to hire and retain such individuals or are unable to successfully design and implement such controls, the material weaknesses identified may not be remediated and management may be required to record additional adjustments to our financial statements in the future or otherwise not be able to produce timely or accurate financial statements. The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above, the controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are effective. These remediation measures will be time-consuming and require financial and operational resources. If our management concludes that our internal control over financial reporting is not effective, such a determination could adversely affect investor confidence in us and the valuation of our common stock.

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

We are early in our development efforts. We received IND clearance for TH103 for the treatment of patients with nAMD in June 2024 and, in August 2024, we treated the first patient in our Phase 1a clinical trial of TH103 for patients with nAMD. In December 2025 and July 2026, we announced positive data from our Phase 1a SAD trial of TH103. Our ability to generate revenues from product sales, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, marketing approval and eventual commercialization of TH103 or one or more other product candidates, which may never occur. The success of TH103 and any other product candidate we may develop will depend on many factors, including the following:

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

Before we can commence clinical trials for any product candidate we may develop other than TH103, we must complete extensive preclinical testing and studies, manufacturing process development studies, and analytical development studies that support our planned INDs and other applications to regulatory authorities in the United States or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the outcome of our preclinical testing and studies will ultimately support the further development of our current or future product candidates or whether regulatory authorities will accept our proposed clinical programs. In addition, before we can commence clinical trials of TH103 for Diabetic Macular Edema (“DME”), diabetic retinopathy, and Retinal Vein Occlusion, or any other intraocular indication, we must submit and clear INDs for the applicable indications in the United States or similar applications in other jurisdictions. As a result, we may not be able to submit applications to initiate clinical development of product candidates on the timelines we expect, if at all, and the submission of these applications may not result in regulatory authorities allowing clinical trials to begin. Furthermore, product candidates are subject to continued preclinical safety studies, which may be conducted concurrently with our clinical testing. The outcomes of these safety studies may delay the launch of or enrollment in future clinical trials and could impact our ability to continue to conduct our clinical trials.

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

If TH103 or any other product candidate we may develop is associated with dose limiting toxicities, serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected in clinical trials or preclinical testing, we may need to abandon development of such product candidate or limit development to more narrow uses or subpopulations in which the dose limiting toxicities, serious adverse events, undesirable side effects or unexpected characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, we have observed cases of intraocular inflammation (“IOI”) in our Phase 1a and Phase 1b/2 clinical trials of TH103. If we are unable to achieve an acceptable safety profile, the clinical development and commercial potential of TH103 may be adversely impacted. In pharmaceutical development, many compounds that initially showed promise in early-stage or clinical testing are later found to cause side effects that delay or prevent further development of the compound or decrease the size of the patient population for whom the compound could ultimately be prescribed.

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

We are currently conducting a Phase 1b/2 clinical trial of TH103 for nAMD. Clinical trials will be conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials may indicate an apparent positive effect of TH103 that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If TH103 or any other product candidate we may develop receives marketing approval, and we, or others, later discover that they are less effective than previously believed, or cause undesirable side effects, a number of potentially significant negative consequences could result, including:

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

Emerging biopharmaceutical companies advancing therapeutic candidates through clinical trials to treat nAMD include 4D Molecular Therapeutics, Inc. (“4D Molecular Therapeutics”), RegenexBio, Eyepoint Pharmaceuticals, Inc. (“Eyepoint Pharmaceuticals”), Ocular Therapeutix, Inc. (“Ocular Therapeutix”), Kodiak Sciences, Inc. (“Kodiak”), and Ollin Biosciences, Inc. (“Ollin”), among others. 4D Molecular Therapeutics and RegenexBio are each advancing anti-VEGF gene therapy candidates to treat nAMD. 4D Molecular Therapeutics’ drug candidate is in an ongoing Phase 3 trial for nAMD and a Phase 2 trial for DME and RegenexBio’s drug candidate is in a pivotal clinical trial for nAMD and a Phase 2 trial for a potential DR treatment. Eyepoint Pharmaceuticals is developing a sustained release, small molecule tyrosine kinase inhibitor, which is currently under evaluation in two ongoing Phase 3 trials for nAMD and two ongoing Phase 3 trials for DME. Ocular Therapeutix is currently conducting two Phase 3 trials of axitinib intravitreal implant, a small molecule tyrosine kinase inhibitor to treat nAMD, which is also being evaluated in a Phase 3 trial for DR. Kodiak is investigating multiple therapeutics in retinal diseases, including tarcocimab, an investigational anti-VEGF therapy, and KSI-501, a bi-specific anti-IL-6/VEGF trap, both of which are being evaluated in a Phase 3 trial in nAMD. Ollin is investigating OLN324, a VEGF/Ang2 bispecific antibody, in DME and nAMD and plans to advance OLN324 into global Phase 3 trials in both nAMD and DME later in 2026. Several other companies are also developing therapies for nAMD, DME, and other retinal diseases in various earlier stages of clinical development.

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

We rely, and expect to continue to rely, on third-party clinical research organizations, in addition to other third parties such as research collaboratives, clinical data management organizations, medical institutions and clinical investigators, to conduct our Phase 1b/2 clinical trial of TH103 and any other clinical trials we conduct. We currently have no plans to independently conduct clinical trials of TH103 or any other product candidate that we may develop. These contract research organizations (“CROs”) and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. These third-party arrangements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.

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

Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, insufficient inventory or potentially delay progression of our clinical development of TH103 and any other product candidate it may develop. For example, we have observed cases of IOI in our Phase 1a and Phase 1b/2 clinical trials of TH103, and we believe that retained impurities that are a byproduct of the biologic manufacturing process for TH103 may have been a contributing factor for these cases. Although we believe we have made progress in reducing the level of impurities in our manufactured drug product and were already at levels acceptable to the FDA for an investigational product, we may never succeed in our goal of reducing these impurities to a level that does not result in cases of IOI at clinically relevant dose levels. Moreover, our efforts to improve our manufacturing process to remove impurities has in the past, and may in the future, cause delays in our clinical development program. We have also experienced performance failures at our third-party manufacturers that have resulted in lower drug product production yields than expected, as well as delays.

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

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency (the “MHRA”), is responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland). On April 28, 2025, the United Kingdom Parliament adopted amendments to improve and strengthen the United Kingdom’s clinical trials regulatory regime; they took effect on April 28, 2026. These changes were needed since the current United Kingdom requirements are based upon the now-repealed EU Clinical Trials Directive (2001/20/EC), which has been replaced by the European Clinical Trials Regulation (Regulation EU No 536/2014). In anticipation of these new requirements, on October 1, 2025, the MHRA updated its guidance for clinical trials to address, among other things, research transparency requirements for clinical trials, the approvals process, the Research Ethics Committee review of clinical trials, simplified arrangements for consent in clinical trials and pharmacovigilance. Since the United Kingdom left the European Union prior to the date on which the EU Clinical Trials Regulation took effect, the United Kingdom’s legal framework did not benefit from the same revisions as occurred at European Union level.

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

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the European Union pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. On December 11, 2025, the European Parliament and European Council reached a provisional political agreement on the legislation which is expected to be adopted by mid-2026. Key changes include updating regulatory exclusivity to a new system with eight years of data exclusivity and a reduced market exclusivity period to one year, which can be extended if specific conditions are fulfilled up to a maximum of 11 years. This measure, and others, are expected to be adopted by the fall of 2026 and, following a transition period of 24 months, will likely take effect in mid-2028.

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

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally-identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the United States, European Union, United Kingdom and other countries in which we may conduct business. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

In 2018, California passed into law the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation 2016/679 (“EU GDPR”) (regarding individuals in the EEA) and, the UK General Data Protection Regulation (“UK GDPR”) (regarding individuals in the United Kingdom (“UK”)), as well as applicable data protection laws in effect in the Member States of the EEA and in the UK (including the UK Data Protection Act 2018), including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The EU and UK data protection regimes are independent of each other but remain largely aligned. When we refer to “GDPR”, in this report, we are referring to both the EU GDPR and the UK GDPR, unless specified otherwise, and applies to any company established in the EEA/UK and to companies established outside the EEA/UK that process personal data in connection with the offering of goods or services to data subjects in the EEA/UK or the monitoring of the behavior of data subjects in the EEA/UK. The CCPA also affords California residents the right to opt-out of the “sale” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act (the “CPRA”), which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency - the California Privacy Protection Agency - whose sole responsibility is to enforce the CPRA and other California privacy laws, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities.

In addition to California, a number of other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws that will go into effect in 2026 and beyond. Congress has also considered passing a federal privacy law. In addition, other states have passed “consumer health” laws that may apply to some of our business activities. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

We may also face litigation risk arising from our data collection and processing practices. For example, plaintiffs’ lawyers are increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act.

Similar to the laws in the United States, there are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area (“EEA”), and the processing of personal data that takes place in the EEA, is regulated by the GDPR, which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If we or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring it to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill. The regulation also imposes more stringent requirements relating to consent and the information that must be shared with data subjects about how their personal information is used, the obligation to notify regulators and affected individuals of personal data breaches, extensive new internal privacy governance obligations and obligations to honor expanded rights of individuals in relation to their personal information, including the right to access, correct and delete their data. Such requirements may be subject to change in the future as the European Commission considers amendments to the GDPR. In addition, in 2025, the UK’s Data (Use and Access) Act 2025 (the “DUAA”), was approved, implementing various measures concerning data usage in the UK and reforming data protection laws. Certain provisions of the DUAA became effective in 2026, while others are expected to take effect at a later time. It remains too soon to tell how the DUAA will have an impact on our international activities.

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

In October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which serves as a replacement to the EU-U.S. Privacy Shield. The European Union initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022, and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision permits United States companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. This framework relies heavily on the independence of the Federal Trade Commission (“FTC”), but that foundation is now in question following a recent US Supreme Court decision, Trump v. Slaughter, allowing the president to fire FTC commissioners at will. The uncertainty around this issue has the potential to impact our business.

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

Beyond GDPR, there are privacy and data security laws in a growing number of countries around the world. While many loosely follow GDPR as a model, other laws contain different or conflicting provisions. These laws will impact our ability to conduct our business activities, including both our clinical trials and the sale and distribution of commercial products, through increased compliance costs, costs associated with contracting and potential enforcement actions.

In addition to the provisions in certain international laws restricting the transfer of personal information to the United

States, a new U.S. law also restricts the transfer of certain kinds of personal data in certain situations outside of the United States to “countries of concern,” including but not limited to China. On April 8, 2025, the Department of Justice’s National Security Division implemented the Data Security Program Rule under Executive Order 14117 and the the International Emergency Economic Powers Act (the “IEEPA”). This rule establishes restrictions on certain data-related transactions involving U.S. persons and entities, particularly those that may result in access to U.S. government-related data or bulk sensitive personal data of U.S. persons by foreign adversaries or entities under their control. The rule effectively imposes export control-like restrictions on the transfer, sale, or sharing of sensitive data-including genomic, geolocation, biometric, health, financial, and other personal data-to or with entities in countries of concern, as well as entities and persons associated with those countries. It also imposes additional due diligence obligations on U.S. companies concerning personal data they collect, store, or transmit. Failure to comply with the Data Security Program Rule could result in civil or criminal penalties, reputational harm, and restrictions on our ability to engage in certain business activities. Compliance may require us to modify our data handling practices, implement new controls, or terminate existing relationships with certain foreign vendors, customers, or partners. These changes could increase our operational costs, limit our market opportunities, and adversely affect our financial performance. Additionally, the scope and interpretation of the rule may evolve, and future guidance or enforcement actions could impose further obligations or restrictions.

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

Changes in and uncertainty surrounding U.S. and international trade policy could have a material adverse impact on our business, financial condition and results of operations.

In the spring of 2025, the Trump Administration initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, President Trump issued an Executive Order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Then, on July 31, 2025, the United States administration issued an executive order detailing new reciprocal tariff rates for individual countries that took effect on August 7, 2025. The reciprocal tariffs were imposed pursuant to the the IEEPA.

In February 2026, the U.S. Supreme Court held that the IEEPA, does not authorize the president to impose tariffs, invalidating both the “reciprocal” tariffs and certain country-specific tariffs previously imposed by executive orders. Following this decision, the U.S. Customs and Border Protection began refunding previously collected IEEPA duties through a phased administrative process, but the timing, scope and ultimate amount of any such refunds remain uncertain and subject to ongoing litigation.

President Trump subsequently invoked Section 122 of the Trade Act of 1974 to impose a 10% tariff, which could be raised to 15%, on nearly all foreign imports (the “Section 122 tariffs”). The Section 122 tariffs expired in July 2026. In addition, the U.S. Trade Representative has conducted two investigations under Section 301 of the Trade Act of 1974, which have resulted in additional tariffs (the “Section 301 tariffs”). In July 2026, in one such investigation, it imposed additional tariffs of 10% to 12.5% on products of 60 economies determined to have failed to impose and effectively enforce a prohibition on the importation of goods produced with forced labor. The second investigation into structural excess capacity and production in manufacturing sectors remains ongoing. In July 2026, President Trump also invoked Section 338 of the Trade Expansion Act of 1962 to impose a 50% tariff on certain Canadian imports, effective August 19, 2026 (the “Section 338 tariffs”). As was the case under the IEEPA tariffs, pharmaceuticals and pharmaceutical ingredients were among the products exempt from the Section 122 tariffs, the Section 301 tariffs related to forced labor, and the Section 338 tariffs.

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

Then, on April 2, 2026, President Trump issued a Proclamation invoking Section 232 of the Trade Expansion Act of 1962 to impose tariffs on imports of patented pharmaceuticals, biologics, and associated ingredients into the United States (the “Section 232 tariffs”). The action affects pharmaceutical manufacturers, importers, and supply chain participants. Specifically, beginning for companies like ours that are not listed in the annexes to the Proclamation (i.e., those that have not concluded onshoring plans and MFN pharmaceutical pricing agreements with the U.S. government), beginning September 29, 2026, a 100% tariff will apply to pharmaceutical articles that are subject to a valid, unexpired U.S. patent and are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations or are listed in the FDA’s Lists of Licensed Biological Products. The 100% tariff also applies to active pharmaceutical ingredients and key starting materials for such articles. Preferential tariff rates are provided for imports of covered pharmaceuticals from Japan, the European Union, Korea, Switzerland, Lichtenstein and the UK. Certain categories of products are exempt from these tariffs, including, but not limited to, generic pharmaceuticals and biosimilars; specified U.S.-origin pharmaceutical products, active pharmaceutical ingredients and key starting materials; products classified in certain 10-digit tariff codes, listed in Annex IV of the Proclamation. Also likely to be exempt from the Section 232 tariffs are drugs and associated ingredients for all approved indications that are designated as orphan pursuant to the Orphan Drug Act; drugs for certain specific uses, including nuclear medicines; plasma-derived therapies; fertility treatments; cell and gene therapies; antibody drug conjugates; medical countermeasures related to chemical, biological, radiological, and nuclear threats; animal health; and other specialty pharmaceutical products to be later identified by the Secretary of Commerce.

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
•
we were not eligible to use a Form S-3 until 12 full calendar months after the date of the Current Report on Form 8-K following the closing of the Merger;
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
•
investors who (i) were affiliates of Legacy Kalaris at the time the Merger was submitted for the vote or consent of Legacy Kalaris’ stockholders, (ii) received securities of us in the Merger (i.e., Rule 145(c) securities) and (iii) publicly offer or sell such securities will be deemed to be engaged in a distribution of such securities, and therefore to be underwriters with respect to resales of those securities; and
•
Rule 144(i)(2) limited the ability to publicly resell Rule 145(c) securities per Rule 145(d), as well as any other “restricted” or “control” securities of ours per Rule 144 (e.g., holders of restricted securities and any affiliates of the public company are also affected) until one year after the date that we filed the Current Report on Form 8-K following the closing of the Merger that includes the required Form 10 information with the SEC.

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

Our executive officers, directors and principal stockholder, Samsara LP, together with Samsara LP’s affiliates, in the aggregate, beneficially owned approximately 65.6% of our outstanding shares of common stock as of June 30, 2026. As a result, if these stockholders were to choose to act together (or, in the case of Samsara LP and its affiliates alone), they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together (or, in the case of Samsara LP and its affiliates alone), they would be able to control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. In addition, as a result of this concentration of ownership, there may be a limited number of shares of our common stock that are not held by officers, directors and the principal stockholder, thereby adversely impacting the liquidity of our common stock and potentially depressing the price at which stockholders may be able to sell shares of common stock.

Samsara LP, our principal stockholder, together with its affiliates, beneficially owns greater than 50% of our outstanding shares of capital stock, which has caused us to be deemed a “controlled company” under the rules of Nasdaq.

Samsara LP, together with its affiliates, controlled approximately 54.2% of the voting power of our capital stock as of June 30, 2026. As a result, Samsara LP, together with its affiliates, owns more than 50% of our outstanding capital stock, and as such, we are a “controlled company” under the rules of Nasdaq. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and, as such, can elect to be exempt from certain corporate governance requirements, including requirements that:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any shares of our common stock, shares of our preferred stock or warrants to purchase shares of our stock, or grant any stock options, restricted stock units or restricted stock awards, during the period covered by this Quarterly Report that were not registered under the Securities Act of 1933, as amended and that have not otherwise been described in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2026.

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
10.1

Employment Agreement, dated July 7, 2026, between the Registrant and Liisa Bayko (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39409) filed on July 20, 2026).

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

Kalaris Therapeutics, Inc.

Date: August 11, 2026	By:	/s/ Andrew Oxtoby
Andrew Oxtoby
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Liisa Bayko
Liisa Bayko
Chief Financial Officer
(Principal Financial Officer)