Form 10-Q
period 2026-09-30
Kalaris Therapeutics, Inc.
filed 2026-11-10
CIK 1754068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 3, 2026, the registrant had 23,804,981 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the ability of our new commercial-scale drug substance manufacturer to supply sufficient TH103 drug substance meeting the quality standards and applicable regulatory requirements for clinical development;
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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in this Quarterly Report under the heading “Risk Factors” in Part II, Item 1A that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Moreover, we operate in a competitive and rapidly changing environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties, nor can management assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. You should read this Quarterly Report with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report are made as of the date of this Quarterly Report, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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
•
Manufacturing biologics is complex, and we have in the past and may in the future experience manufacturing problems that result in delays in our development or future commercialization programs.
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

•
We do not know whether an active, liquid and orderly trading market will develop or be sustained for our common stock and, as a result, it may be difficult for our stockholders to sell shares of our common stock.
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Kalaris Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$47,384	$98,054
Short-term marketable securities	35,472	19,928
Deferred transaction costs	514	—
Prepaid expenses and other current assets	1,806	827
Total current assets	85,176	118,809
Operating lease right-of-use assets	1,346	1,475
Restricted cash	500	499
Other non-current assets	1,981	953
Total assets	$89,003	$121,736
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,754	$1,281
Accrued expenses and other current liabilities (including $9 and $67 due to a related party)	5,439	8,117
Operating lease liabilities, current	321	316
Total current liabilities	8,514	9,714
Royalty obligation – related party	32,076	32,076
Operating lease liabilities, long-term	1,011	1,132
Total liabilities	41,601	42,922
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 and $0.0001 par value as of September 30, 2026 and December 31, 2025, respectively; 300,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 23,804,981 and 22,902,418 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	240,865	238,805
Accumulated other comprehensive income (loss)	(69)	6
Accumulated deficit	(193,396)	(159,999)
Total stockholders’ equity	47,402	78,814
Total liabilities and stockholders’ equity	$89,003	$121,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Kalaris Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development (including $15, $0, $45 and $15 for a related party)	$8,344	$9,126	$24,934	$23,596
General and administrative (including $46, $71, $180 and $269 for a related party)	3,467	3,615	11,096	11,755
Total operating expenses	11,811	12,741	36,030	35,351
Loss from operations	(11,811)	(12,741)	(36,030)	(35,351)
Other income (expense), net:
Change in fair value of tranche liability (including $0, $0, $0 and $331 for a related party)	—	—	—	365
Change in fair value of derivative liabilities (including $0, $0, $0 and $1,165 for a related party)	—	—	—	1,229
Interest expense (including $0, $0, $0 and $1,384 for a related party)	—	—	—	(1,443)
Loss on extinguishment and on issuance of convertible promissory notes (including $0, $0, $0 and $169 for a related party)	—	—	—	(186)
Other income, net	785	847	2,633	1,946
Total other income, net	785	847	2,633	1,911
Net loss	$(11,026)	$(11,894)	$(33,397)	$(33,440)
Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(0.64)	$(1.40)	$(2.41)
Weighted-average shares outstanding, basic and diluted	23,804,981	18,701,708	23,775,600	13,872,369
Comprehensive loss:
Net loss	$(11,026)	$(11,894)	$(33,397)	$(33,440)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	4	6	(75)	6
Total other comprehensive income (loss)	4	6	(75)	6
Comprehensive loss	$(11,022)	$(11,888)	$(33,472)	$(33,434)

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

Kalaris Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2025	22,902,418	$2	$238,805	$6	$(159,999)	$78,814
Proceeds from exercise of stock options	89,873	—	74	—	—	74
Stock-based compensation expense	—	—	580	—	—	580
Unrealized loss on marketable securities, net of tax	—	—	—	(55)	—	(55)
Net loss	—	—	—	—	(10,856)	(10,856)
Balance at March 31, 2026	22,992,291	$2	$239,459	$(49)	$(170,855)	$68,557
Proceeds from exercise of stock options	12,703	—	10	—	—	10
Issuance of common stock upon exercise of pre-funded warrants	799,987	—	—	—	—	—
Stock-based compensation expense	—	—	644	—	—	644
Unrealized loss on marketable securities, net of tax	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	(11,515)	(11,515)
Balance at June 30, 2026	23,804,981	$2	$240,113	$(73)	$(182,370)	$57,672
Stock-based compensation expense	—	—	752	—	—	752
Unrealized gain on marketable securities, net of tax	—	—	—	4	—	4
Net loss	—	—	—	—	(11,026)	(11,026)
Balance at September 30, 2026	23,804,981	$2	$240,865	$(69)	$(193,396)	$47,402

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Kalaris Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(33,397)	$(33,440)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	30	3
Stock-based compensation expense	1,976	1,603
Change in fair value of derivative liabilities (including $0 and $1,165 for a related party)	—	(1,229)
Change in fair value of tranche liability (including $0 and $331 for a related party)	—	(365)
Non-cash interest expense (including $0 and $1,384 for a related party)	—	1,443
Non-cash operating lease expense	129	12
Net amortization of premiums and accretion of discounts on marketable securities	(279)	(83)
Loss on extinguishment and on issuance of convertible promissory notes (including $0 and $169 for a related party)	—	186
Changes in assets and liabilities:
Prepaid expenses and other current assets	(979)	1,453
Other non-current assets	(1,058)	(370)
Accounts payable	1,473	(962)
Accrued expenses and other current liabilities (including $58 and $20 for a related party)	(961)	419
Operating lease liabilities	(116)	17
Net cash used in operating activities	(33,182)	(31,313)
Cash flows from investing activities:
Purchases of marketable securities	(70,340)	(34,523)
Maturities of marketable securities	55,000	—
Purchase of property and equipment	—	(183)
Net cash used in investing activities	(15,340)	(34,706)
Cash flows from financing activities:
Proceeds from the issuance of convertible promissory notes (including $0 and $3,402 from a related party), net of issuance costs	—	7,500
Cash acquired in connection with the Merger	—	102,113
Payment of deferred transaction costs and issuance costs	(2,231)	(2,346)
Proceeds from the exercise of stock options	84	—
Net cash (used in) provided by financing activities	(2,147)	107,267
Net (decrease) increase in cash and cash equivalents and restricted cash	(50,669)	41,248
Cash and cash equivalents and restricted cash, at beginning of the period	98,553	1,639
Cash and cash equivalents and restricted cash, at end of the period	$47,884	$42,887
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	47,384	42,387
Restricted cash	500	500
Total cash, cash equivalents and restricted cash, at end of the period	$47,884	$42,887

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Kalaris Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of cash flow information:
Unrealized loss on marketable securities	$(75)	$—
Right-of-use assets obtained in exchange for operating lease liability	$—	$1,528
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$—	$16
Merger transaction costs recognized in additional paid-in capital	$—	$5,357
Recognition of AlloVir common stock outstanding at the closing of the Merger	$—	$104,990
Issuance of redeemable convertible preferred stock upon conversion of convertible promissory notes	$—	$3,695
Conversion of redeemable convertible preferred stock shares into common stock in connection with the Merger	$—	$49,694
Conversion of convertible promissory notes and accrued interest in connection with the Merger	$—	$20,799

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

Liquidity

The Company has incurred significant losses and negative cash flows from operations since its inception. During the nine months ended September 30, 2026 and 2025, the Company incurred net losses of $33.4 million and $33.4 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company had negative cash flows from operations of $33.2 million and $31.3 million, respectively. As of September 30, 2026 and December 31, 2025, the Company had an accumulated deficit of $193.4 million and $160.0 million, respectively. The Company expects to continue to incur substantial losses for the foreseeable future, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenues to support the Company’s operations.

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

As of September 30, 2026, the Company had cash, cash equivalents and marketable securities of $82.9 million. The Company expects that the existing cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the issuance date of these condensed consolidated financial statements.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). AlloVir and its subsidiaries’ operating results are included in the Company’s condensed consolidated financial statements from the Closing Date of the Merger. All other accompanying financial data as of December 31, 2025, and for the three and nine months ended September 30, 2025, include only the accounts and disclosures of Legacy Kalaris. All intercompany transactions and balances have been eliminated upon consolidation.

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

Unaudited Condensed Financial Statements

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of September 30, 2026 and its results of operations and its cash flows for the three and nine months ended September 30, 2026 and 2025. The results of operations for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other future annual or interim period. The consolidated balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted from these unaudited condensed consolidated financial statements.

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

4. Marketable Securities

The following table summarizes the amortized cost and estimated fair value of the Company’s U.S. government treasury securities, which are considered to be available-for-sale marketable securities and are included in marketable securities on the condensed consolidated balance sheet as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term marketable securities:
U.S. government treasury securities	$35,541	$—	$(69)	$35,472
Total short-term marketable securities	$35,541	$—	$(69)	$35,472

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term marketable securities:
U.S. government treasury securities	$19,922	$6	$—	$19,928
Total short-term marketable securities	$19,922	$6	$—	$19,928

Certain short-term debt securities with original maturities of less than three months are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the tables above. As of September 30, 2026, and December 31, 2025, all marketable securities had contractual maturities within one year. There were no available-for-sale securities in a continuous unrealized loss position for greater than 12 months.

The Company holds debt securities with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities.

5. Fair Value Measurements

The Company’s fair value hierarchy for its financial instruments measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, were as follows (in thousands):

	Fair Value Measurements
As of September 30, 2026	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$44,440	$44,440	$—	$—
U.S. government treasury securities	—	—	—	—
Total cash equivalents	$44,440	$44,440	$—	$—
Short-term marketable securities:
U.S. government treasury securities	$35,472	$35,472	$—	$—
Total short-term marketable securities	$35,472	$35,472	$—	$—

	Fair Value Measurements
As of December 31, 2025	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$94,394	$94,394	$—	$—
U.S. government treasury securities	—	—	—	—
Total cash equivalents	$94,394	$94,394	$—	$—
Short-term marketable securities:
U.S. government treasury securities	$19,928	$19,928	$—	$—
Total short-term marketable securities	$19,928	$19,928	$—	$—

The Company classifies its money market funds and U.S. government treasury securities as Level 1 assets under the fair value hierarchy as these assets have been valued using quoted market prices in active markets without any valuation adjustment.

The Company issued derivative liabilities embedded in convertible promissory notes and the tranche liability related to the convertible note financing, which are accounted for at fair value on a recurring basis (Note 8). The Company classified its derivative liabilities and tranche liability as Level 3 liabilities under the fair value hierarchy as these liabilities have been valued using pricing models with unobservable inputs supported by little or no market activity that are significant to the fair value of the liabilities. The carrying amounts of prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair value due to their short-term maturities. During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at estimated fair value using Level 3 inputs. There were no transfers within the hierarchy for any period presented.

The Company estimated the fair value of the derivative liabilities embedded in the convertible promissory notes using a with-and-without scenario analysis. The Company estimated that the embedded change of control feature fair values were minimal based on the low probability of the change of control events during the nine months ended September 30, 2025.

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

The following table provides a roll-forward of the aggregate fair values of the Company’s outstanding Level 3 financial instruments during the nine months ended September 30, 2025 (in thousands):

	Derivative liabilities	Tranche liability
Balance as of December 31, 2024	$1,042	$365
Initial fair value at issuance	187	—
Change in fair value	(1,229)	(365)
Balance as of September 30, 2025	$—	$—

6. Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Prepaid research and development expenses	$891	$323
Prepaid insurance	332	185
Prepaid taxes	315	211
Prepaid professional and legal costs	130	30
Other prepaid expenses and other current assets	138	78
Total prepaid expenses and other current assets	$1,806	$827

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued research and development expenses	$3,733	$4,295
Accrued compensation expense	1,255	1,601
Accrued professional and legal costs	378	442
Accrued transaction expenses	—	1,717
Other accrued expenses and other current liabilities	73	62
Total accrued expenses and other current liabilities	$5,439	$8,117

7. Significant Agreements

License Agreement with the University of California, San Diego

In April 2021, the Company entered into a license agreement with UCSD (as amended, the “UCSD Agreement”) pursuant to which the Company obtained (i) an exclusive license under the patent rights to make, use, sell, offer for sale, and import licensed products and (ii) a non-exclusive license to use the technology with a right to sublicense, each (i) and (ii) related to new anti-VEGF agents and novel long-acting VEGF inhibitors for intraocular neovascularization for the treatment of patients with retinal pathologies. As partial consideration for the license, the Company agreed to pay UCSD $0.2 million and was obligated to issue shares of its common stock to UCSD equal to 5% of the fully diluted issued and outstanding securities of the Company until such time as an aggregate of $5.0 million in gross proceeds from the sale of equity securities had been raised by the Company. In June 2022, after the closing of the Series A financing, the Company issued 137,234 shares of its common stock to UCSD. The Company was also obligated to pay $0.1 million of patent costs incurred prior to the effective date and is required to reimburse future patent expenses incurred by UCSD during the term of the UCSD Agreement. Under the UCSD Agreement, the Company is required to make annual license maintenance payments of $10,000 during the first four anniversaries and $15,000 on the fifth and every subsequent anniversary of the effective date. The Company is obligated to pay an aggregate of up to $4.6 million upon the achievement of various development and regulatory milestones and low single-digit royalties on net sales of licensed products. The royalty is payable, on a licensed product-by-licensed product and country-by-country basis, until expiration of the last-to-expire issued patent of the applicable licensed product in the country of sale or the manufacture. If the Company enters into a sublicensing agreement, it is required to pay UCSD a sublicense fee as a percentage of the fair market value of any sublicense fee received that is not earned royalties for each sublicense granted. The sublicense fee percentage ranges from 50% if the applicable sublicense agreement is entered into within one year from the UCSD Agreement effective date and decreases to 10% if the applicable sublicense agreement is entered into after the first dosing of a patient for a phase 2 clinical trial.

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

The acquisition of the license under the UCSD Agreement, including patent rights and know-how, was accounted for as an asset acquisition. As the acquired technology did not have an alternative future use, the Company recognized the $0.2 million initial cash consideration, $0.1 million patent reimbursement costs incurred prior to the effective date, and $0.2 million related to the obligation to issue shares of the Company’s common stock as research and development expenses. The obligation to issue shares of common stock included two components, the initial shares obligation and the additional shares obligation. The fair value of the initial share obligation was estimated as $0.1 million based on the fair value of 55,440 shares of common stock, which represented 5% of the outstanding fully diluted equity at the effective date. As the initial share obligation was indexed to the Company’s own stock, it was recorded as additional paid-in capital. The additional shares obligation was recognized when the next round of financing closed in March 2022. The Company estimated the fair value of an additional 81,794 shares of common stock as $0.2 million and recognized it as research and development expenses and additional paid-in capital in March 2022. The Company concluded that the contingent payment upon the closing of the Liquidity Event is a derivative liability and should be accounted for at fair value and re-measured until its settlement or expiration. The Company recognized $0.1 million in patent reimbursement costs for each of the three and nine months ended September 30, 2026. The Company recognized $0.1 million and $0.2 million in patent reimbursement costs for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026 and December 31, 2025, the Company recognized $0.1 million and $0.03 million related to the UCSD Agreement in accrued expenses and other current liabilities in the condensed consolidated balance sheets. Over the life of the agreement through September 30, 2026, development milestones totaling $0.1 million have been achieved by the Company and incurred as research and development expenses. The Company did not achieve any development milestones and did not incur any related milestone expense during the three and nine months ended September 30, 2026 and 2025. The assignment fee derivative liability fair value was estimated to be zero as of September 30, 2026 and December 31, 2025, as the probability of the Liquidity Event was estimated to be zero.

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

From July 2024 through September 30, 2026, royalty payments were not probable and estimable and, therefore, no interest expense was recognized for the royalty liability.

8. Convertible Promissory Notes

Upon the closing of the Merger on March 18, 2025, all convertible promissory notes were converted, and therefore, there are no outstanding convertible promissory notes, derivative liabilities or tranche liability as of September 30, 2026 and December 31, 2025.

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

For the nine months ended September 30, 2025, interest expense for the 2024 Note was $0.8 million, including $0.2 million of contractual interest expense and $0.6 million in amortization of debt discount arising from the separation of the derivative instrument. In connection with the closing of the Merger, the $10.0 million aggregate outstanding principal amount and $0.9 million accrued interest of the 2024 Note were converted into 1,757,951 shares of Legacy Kalaris common stock at a conversion price of $6.20 per share.

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

The total interest expense for the 2024 Bridge Notes and 2025 Bridge Notes was $0.6 million for nine months ended September 30, 2025. For the nine months ended September 30, 2025, total interest expense consisted of $0.2 million of contractual interest expense and $0.4 million in amortization of debt discount arising from the separation of the derivative instrument.

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

9. Leases

In February 2025, the Company entered into an operating lease agreement for office space in Berkeley Heights, New Jersey. In accordance with ASC 842, Leases (“ASC 842”) the Company has determined the lease commencement occurred in September 2025 upon substantial completion of lessor-owned improvements. The lease is expected to terminate in December 2031, however, the Company has the option to extend the lease term twice for an additional three years. As of September 30, 2026, it is not reasonably certain that the Company will exercise this option to extend. The Company can terminate the lease after four years and four months after the lease commencement date with a termination penalty of $0.3 million. In addition to the base rent, the Company will pay its share of operating expenses and taxes. The lessor provided a tenant improvement allowance of up to $0.4 million, which the Company fully utilized. The Company is responsible for additional improvement expense incurred in excess of the tenant improvement allowance and has incurred $0.1 million of excess costs as of September 30, 2026. The Company records excess costs as payments in the measurement of lease liabilities.

In connection with the signing of the lease, the Company secured a letter of credit in favor of the lessor in the amount of $0.5 million, which will be reduced to $0.2 million over five years. The letter of credit is recorded as restricted cash in the condensed consolidated balance sheet as of September 30, 2026.

The following table summarizes the presentation of the Company’s operating lease on its condensed consolidated balance sheet as of September 30, 2026 (in thousands):

Leases	Balance sheet classification	September 30, 2026
Assets:
Operating lease assets	Operating lease right-of-use assets	$1,346
Total lease assets		$1,346
Liabilities:
Current:
Operating lease liabilities	Operating lease liability, current	$321
Noncurrent:
Operating lease liabilities	Operating lease liability, long-term	1,011
Total lease liabilities		$1,332

The components of lease cost under ASC 842 included within general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss were as follows for the three and nine months ended September 30, 2026 (in thousands):

Lease cost	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Operating lease cost	$88	$264
Variable lease cost	5	20
Total lease cost	$93	$284

As of September 30, 2026, the weighted-average remaining lease term for the operating lease was 5.3 years, and the weighted-average discount rate was 13.12%. Cash paid for amounts included in the measurement of lease liabilities was $0.3 million for the nine months ended September 30, 2026.

Future minimum annual lease commitments under the Company's non-cancelable operating lease as of September 30, 2026 was as follows (in thousands):

Year ended December 31,	Amount
2026 (remaining 3 months)	$84
2027	342
2028	349
2029	356
2030	363
Thereafter	337
Total lease payments	1,831
Less: interest	(499)
Present value of operating lease liabilities	$1,332

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

License and Royalty Agreements

The Company is required to pay certain milestone payments contingent upon the achievement of specific development and regulatory events in accordance with the UCSD Agreement (Note 7). Over the life of the agreement through September 30, 2026, the Company achieved development milestones totaling $0.1 million, which were recorded as research and development expenses. No other milestones were achieved or probable as of September 30, 2026 and December 31, 2025. The Company is required to pay royalties on commercial sales of products developed under the UCSD Agreement. The Company’s product candidate was in clinical development as of September 30, 2026 and December 31, 2025, and no such royalties were due.

The Company is obligated to pay royalties to Samsara under the Royalty Agreement (Note 7). The Company recognized an initial royalty obligation liability in the amount of $32.1 million, which was based on its estimated fair value at the effective date of the Royalty Agreement. Once royalty payments to Samsara are deemed probable and estimable, and if such amounts exceed the royalty liability balance, the Company will impute interest to accrete the royalty obligation on a prospective basis based on such estimates. As of September 30, 2026 and December 31, 2025, these royalties were not probable and estimable.

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

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2026 and December 31, 2025, the Company does not have any material indemnification claims that were probable or reasonably possible.

11. Redeemable Convertible Preferred Stock

In January 2024, the Company issued 1,280,000 shares of Series B-2 Stock at a price of $1.25 per share for gross cash proceeds of $1.6 million.

Upon the closing of the Merger on March 18, 2025, all outstanding shares of redeemable convertible preferred stock were automatically converted into shares of common stock and no redeemable convertible preferred stock was outstanding as of September 30, 2026 and December 31, 2025.

12. Stockholders’ Equity (Deficit)

As of September 30, 2026 and December 31, 2025, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. There were no shares of preferred stock issued or outstanding as of September 30, 2026 and December 31, 2025. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of preferred stock.

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

Under the terms of the Pre-Funded Warrants, the Company may not effect the exercise of any portion of such Pre-Funded Warrant, and a holder will not be entitled to exercise any portion of such Pre-Funded Warrant, if, upon giving effect to such exercise, the holder, together with its affiliates, would beneficially own more than 4.99% or 9.99%, at the option of the holder, of the number of shares of common stock outstanding immediately after giving effect to such exercise. The holders of Pre-Funded Warrants may increase or decrease such percentage by providing at least 61 days’ prior notice to the Company, provided that such percentage may in no event exceed 19.99%. The Pre-Funded Warrants are indexed to the Company's common stock and none of the provisions of the warrant would require a cash settlement. Therefore, the Pre-Funded Warrants were classified as a component of equity in the Company’s consolidated balance sheet upon entering into the 2025 Securities Purchase Agreement as they were freestanding financial instruments that were immediately exercisable, did not embody an obligation for the Company to repurchase its own shares and entitled the holder to receive a fixed number of shares of common stock upon exercise. On April 13, 2026, all of the Pre-Funded Warrants were exercised on a cashless basis, resulting in the issuance of 799,987 shares of the Company’s common stock. As of September 30, 2026, no Pre-Funded Warrants remained outstanding.

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

As of September 30, 2026, the Company had not sold any shares of its common stock pursuant to the At-the-Market Offering. As of September 30, 2026, the Company had capitalized $0.5 million of deferred transaction costs related to the At-the-Market Offering, which are included in current assets on the consolidated balance sheets. The capitalized deferred transaction costs will be reclassified to additional paid-in capital as a reduction of the gross proceeds received upon the sale of common stock under the At-the-Market Offering on a pro-rata basis. Compensation paid to TD Cowen will similarly be recorded as a reduction of additional paid-in capital in the period the related shares are issued and sold. Any deferred costs remaining at the termination or expiration of the Sales Agreement will be charged to expense at that time. Costs incurred to maintain the At-the-Market Offering will be expensed as incurred.

Common Stock

As of September 30, 2026 and December 31, 2025, shares of common stock reserved for future issuance were as follows:

	September 30,	December 31,
	2026	2025
Outstanding stock option awards	2,692,954	2,142,278
Pre-funded warrants to purchase common stock	—	800,000
Shares available for future options grants under the Equity Plans	1,802,271	1,310,403
Shares available for grant under the 2020 ESPP	172,487	119,326
Total shares reserved for future issuance	4,667,712	4,372,007

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

As of September 30, 2026, 1,588,703 shares of common stock had been authorized for issuance and 438,571 shares were available for future grants under the 2019 Plan and 3,414,594 shares of common stock had been authorized for issuance and 1,363,700 shares were available for future grants under the 2020 Plan.

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

A summary of option activity under the Equity Plans for the nine months ended September 30, 2026 is as follows:

	Outstanding Awards
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2025	2,142,278	$3.98	8.88	$9,552
Options granted	1,174,120	5.98
Options exercised	(102,576)	0.84		581
Options cancelled	(520,868)	5.43
Outstanding, September 30, 2026	2,692,954	4.69	8.61	1,680
Shares exercisable	944,475	3.20	7.80	1,213
Vested and expected to vest, September 30, 2026	2,692,954	$4.69	8.61	$1,680

Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price as of September 30, 2026. No options were exercised during the nine months ended September 30, 2025. The weighted-average fair value per share of options exercised during the nine months ended September 30, 2026 and 2025 was $2.90 and immaterial, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2026 and 2025 was $0.6 million and immaterial, respectively.

The total fair value of options that vested during the nine months ended September 30, 2026 and 2025 was $2.1 million and $1.2 million, respectively. No options were granted during the three months ended September 30, 2025. As of September 30, 2026 the total unrecognized stock-based compensation expense was $7.6 million, which is expected to be recognized over a weighted-average period of 2.8 years.

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

A summary of RSAs activity under the 2019 Plan for the nine months ended September 30, 2026 is as follows:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	141	$1.74
Vested	(141)	1.74
Unvested as of September 30, 2026	—	—

No RSAs were granted during the three and nine months ended September 30, 2026 and 2025. The total fair value of RSAs vested during the three and nine months ended September 30, 2026 and 2025 was immaterial. No RSAs were repurchased or cancelled during the three and nine months ended September 30, 2026 and 2025.

2020 Employee Stock Purchase Plan

The Company can issue common stock shares to its employees under the 2020 Employee Stock Purchase Plan (the “2020 ESPP”). The number of shares of common stock reserved and available for issuance under the 2020 ESPP is cumulatively increased on each January 1 by the lesser of (i) 53,161 shares of common stock, (ii) 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, and (iii) such number of shares of common stock as determined by the plan administrator. On September 30, 2026, there was an aggregate of 172,487 shares reserved for future issuance under the 2020 ESPP.

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

The Company did not issue shares of common stock under the 2020 ESPP during the three and nine months ended September 30, 2026.

Stock-Based Compensation Expense

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expenses	$288	$266	$734	$573
General and administrative expenses	464	372	1,242	1,030
Total stock-based compensation expense	$752	$638	$1,976	$1,603

14. Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2026 and 2025 was calculated as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(11,026)	$(11,894)	$(33,397)	$(33,440)
Denominator:
Weighted-average common shares outstanding	23,804,981	18,702,418	23,775,600	13,873,499
Less: Weighted-average common shares subject to repurchase	—	(710)	—	(1,129)
Weighted-average shares outstanding, basic and diluted	23,804,981	18,701,708	23,775,600	13,872,369
Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(0.64)	$(1.40)	$(2.41)

As described in Note 12, the Pre-Funded Warrants to purchase up to an aggregate of 800,000 shares of the Company's common stock at a purchase price of $9.9999 per Pre-Funded Warrant were classified as a component of equity in the Company's condensed consolidated balance sheets upon entering the 2025 Securities Purchase Agreement because they were freestanding financial instruments that were immediately exercisable, did not embody an obligation for the Company to repurchase its own shares, and entitled the holder to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the Pre-Funded Warrants were included in the weighted-average number of shares of common stock used to calculate basic and diluted net loss per common share upon entering the 2025 Securities Purchase Agreement because the shares may have been issued for little or no consideration, were fully vested, and were exercisable after the original issuance date of the Pre-Funded Warrants. On April 13, 2026, all of the Pre-Funded Warrants were exercised on a cashless basis, resulting in the issuance of 799,987 shares of the Company’s common stock. As of September 30, 2026, no Pre-Funded Warrants remained outstanding.

The potential shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders as of September 30, 2026 and 2025 because including them would have had an anti-dilutive effect. The excluded shares were as follows:

	September 30,
	2026	2025
Outstanding options to purchase common stock	2,692,954	2,084,597
Unvested restricted stock awards	—	566
Total	2,692,954	2,085,163

15. Related Parties

Samsara BioCapital L.P. and Affiliates

Since the Company’s inception, Samsara has provided in-kind research and development and general and administrative services to the Company. Beginning in April 2022, Samsara also began to provide general and administrative services for cash consideration related to (i) accounting and controllership, (ii) human resources, and (iii) executive assistance. In July 2023, the Company and Samsara entered into a Business Services Agreement (the “BSA”) that governs the provision of such services. The BSA has a term of five years and may be terminated upon 15 days written notice by either party.

The Company recognized general and administrative expense related to services provided by Samsara under the BSA of an immaterial amount and $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and $0.2 million and $0.3 million for the nine months ended September 30, 2026 and 2025, respectively.

No capital contributions related to services provided by Samsara were recognized for the three and nine months ended September 30, 2026 and 2025 as Samsara stopped providing in-kind services in July 2024.

As of September 30, 2026 and December 31, 2025, the Company recognized an immaterial amount and $0.1 million, respectively, in accrued expenses and other current liabilities in the condensed consolidated balance sheets related to the services provided by Samsara under the BSA. The Company recognized a $32.1 million royalty obligation - related party, as a long-term liability, under the Royalty Agreement as of September 30, 2026 and December 31, 2025.

The Company issued Samsara convertible promissory notes (Note 8), redeemable convertible preferred stock and common stock. In July 2024, the Company entered into a Royalty Agreement with Samsara (Note 7).

Members of the Company’s board of directors received immaterial consulting fees for the three and nine months ended September 30, 2026, respectively.

16. Defined Contribution Plan

The Company sponsors a 401(k) plan (the “401(k) Plan”), which is designed to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations on eligible compensation. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. The Company’s matching contributions during each of the three and nine months ended September 30, 2026 and 2025 were immaterial.

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

The following is the Company’s summary of segment loss, including significant segment expenses for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
CDMO, CRO and other third-party clinical trials and consulting costs	$6,535	$7,444	$20,143	$19,171
Internal research and development personnel costs	1,606	1,455	4,376	3,699
Other research and development costs	203	227	415	726
General and administrative personnel expenses	1,341	1,137	4,126	2,908
Other general and administrative expenses	2,126	2,478	6,970	8,847
Interest expense	—	—	—	1,443
Other segment items[1]	(785)	(847)	(2,633)	(3,354)
Net loss	$(11,026)	$(11,894)	$(33,397)	$(33,440)

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

We are currently conducting a Phase 1b/2 multiple ascending dose clinical trial of TH103 in patients with nAMD, which is intended to build upon our Phase 1a single ascending dose clinical trial. The Phase 1b/2 dose-finding trial is designed to evaluate multiple dose levels of TH103 in approximately 60 to 80 nAMD patients, and patient enrollment and dosing is ongoing. In the trial, patients are expected to receive up to four monthly loading doses of intravitreally administered TH103 at a range of dose levels. Assessments are expected to include safety and preliminary efficacy with a primary time point for analysis at one month following the last TH103 injection. Patients will then be followed in an extension phase of the study. In the third quarter of 2026, the pilot manufacturer for clinical supply of TH103 produced a batch of TH103 that did not meet the applicable release specification for aggregation due to a batch-specific operational issue. A new batch of material is now expected in the second quarter of 2027. As a result of this supply interruption, data from the Phase 1b/2 study is now expected in the second half of 2027, including durability data from initial patient cohorts.

In the third quarter of 2026, we successfully completed the technology transfer from the pilot manufacturer to KBI Biopharma, Inc., the drug substance manufacturer selected to deliver the planned commercial scale supply of TH103. Test batches achieved the target specifications required for Phase 3 clinical development.

We now intend to initiate Phase 3 clinical trials of TH103 for nAMD in 2028, subject to discussions with regulators and the generation of sufficient data in the ongoing Phase 1b/2 trial to support further development and selection of a Phase 3 dose. We also plan to expand the development of TH103 beyond nAMD into other prevalent VEGF-mediated retinal diseases, such as Diabetic Macular Edema (“DME”), diabetic retinopathy (“DR”), and Retinal Vein Occlusion.

Since our inception in September 2019, we have devoted substantially all of our resources to organizing and staffing, business planning, raising capital, acquiring technology, establishing our intellectual property portfolio and performing research and development of our product candidate. We do not have any products approved for sale and have not generated any revenue from product sales or otherwise. We have incurred significant losses and negative cash flows from operations since our inception. Our net losses were $33.4 million and $33.4 million for the nine months ended September 30, 2026 and 2025, respectively. Our negative cash flows from operations were $33.2 million and $31.3 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $193.4 million. To date, we have funded our operations primarily from sales of our redeemable convertible preferred stock, issuances of convertible promissory notes and a simple agreement for future equity (“SAFE”), from cash and cash equivalents of AlloVir, Inc. (“AlloVir”) received in the Merger (as defined below), and from proceeds from the 2025 Private Placement (as defined below).

From inception through September 30, 2026, we have received gross proceeds of $67.5 million from sales of redeemable convertible preferred stock, issuances of convertible promissory notes and a SAFE, we received cash and cash equivalents of AlloVir of approximately $102.1 million in the Merger, and we received aggregate gross proceeds of $50.0 million from the 2025 Private Placement.

As of September 30, 2026, we had $82.9 million in cash, cash equivalents and marketable securities. Based on our current operating plans, our management expects that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2028. However, management has based these estimates on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect.

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

Additionally, in 2025, the U.S. government initiated a series of tariff-related actions against U.S. trading partners, described below under the heading, “Changes in and uncertainty surrounding U.S. and international trade policy could have a material adverse impact on our business, financial condition and results of operations” in Part II, Item 1A of this Quarterly Report. Tariff-related actions are likely to remain a prominent part of U.S. economic policy for the foreseeable future, which may introduce uncertainty in international trade, including impacts to the costs of materials and production processes, supply chain stability, and other factors. While we have not experienced, and do not currently expect to experience, any direct impact from these tariffs and retaliatory measures, the full extent of the future impact of these and other threatened measures remains uncertain. We continue to monitor these tariffs and retaliatory measures and their possible effects on our business.

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

At-the-Market Offering

On April 3, 2026, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”), which was declared effective on April 13, 2026 (the “Shelf Registration Statement”). Under the Shelf Registration Statement, we may offer and sell up to $350.0 million of a variety of securities including common stock, preferred stock, debt securities, subscription rights, warrants or units during the three-year period that commenced upon the Shelf Registration Statement becoming effective. In connection with the filing of the Shelf Registration, we entered into a Common Stock Sales Agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”), pursuant to which we may issue and sell, from time to time, up to an aggregate of $100.0 million of our common stock in an at-the-market equity offering through TD Cowen, as sales agent (the “At-the-Market Offering”). TD Cowen is entitled to receive compensation equal to up to 3.0% of the gross sales price of the shares of common stock sold pursuant to the Sales Agreement. As of September 30, 2026, we had not sold any shares of common stock pursuant to the At-the-Market Offering.

License Agreement with the University of California, San Diego

In April 2021, we entered into a license agreement with UCSD (as amended, the “UCSD Agreement”) pursuant to which we obtained (i) an exclusive license under the patent rights to make, use, sell, offer for sale, and import licensed products and (ii) a non-exclusive license to use the technology with a right to sublicense, each (i) and (ii) related to new anti-VEGF agents and novel long-acting VEGF inhibitors for intraocular neovascularization for the treatment of patients with retinal pathologies. As partial consideration for the license, we agreed to pay UCSD $0.2 million and were obligated to issue shares of our common stock to UCSD equal to 5% of our fully diluted issued and outstanding securities until such time as an aggregate of $5.0 million in gross proceeds from the sale of equity securities had been raised by us. In June 2022, after the closing of the Series A financing, we issued 137,234 shares of our common stock to UCSD. We were also obligated to pay $0.1 million of patent costs incurred prior to the effective date and are required to reimburse future patent expenses incurred by UCSD during the term of the UCSD Agreement. Under the UCSD Agreement, we are required to make annual license maintenance payments of $10,000 during the first four anniversaries and $15,000 on the fifth and every subsequent anniversary of the effective date. We are obligated to pay an aggregate of up to $4.6 million upon the achievement of various development and regulatory milestones and low single-digit royalties on net sales of licensed products. The royalty is payable, on a licensed product-by-licensed product and country-by-country basis, until expiration of the last-to-expire issued patent of the applicable licensed product in the country of sale or the manufacture. If we enter into a sublicensing agreement, we are required to pay UCSD a sublicense fee as a percentage of the fair market value of any sublicense fee received that is not earned royalties for each sublicense granted. The sublicense fee percentage ranges from 50% if the applicable sublicense agreement is entered into within one year from the UCSD Agreement effective date and decreases to 10% if the applicable sublicense agreement is entered into after the first dosing of a patient for a phase 2 clinical trial.

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

We recognized $0.1 million in patent reimbursement costs for each of the three and nine months ended September 30, 2026. We recognized $0.1 million and $0.2 million in patent reimbursement costs for the three and nine months ended September 30, 2025, respectively. We made a payment of $0.1 million in connection with our achievement of the first development milestone related to the dosing of the first patient in our Phase 1a clinical trial in August 2024. No other milestones were achieved or probable through September 30, 2026 and, therefore, for the three and nine months ended September 30, 2026 and 2025, no milestone expense was recognized.

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

Once royalty payments to Samsara are deemed probable and estimable, and if such amounts exceed the initially recorded royalty obligation balance, we will impute interest to accrete the liability on a prospective basis based on such estimates. If and when we make royalty payments under the Royalty Agreement, the royalty obligation balance will be reduced. As of September 30, 2026, royalty payments were not probable and estimable and, therefore, for the three and nine months ended September 30, 2026 and 2025, no interest expense was recognized for the royalty liability.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Operating expenses:
Research and development	$8,344	$9,126	$(782)
General and administrative	3,467	3,615	(148)
Total operating expenses	11,811	12,741	(930)
Loss from operations	(11,811)	(12,741)	930
Other income (expense), net:
Other income, net	785	847	(62)
Total other income, net	785	847	(62)
Net loss	$(11,026)	$(11,894)	$868

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
CDMO, CRO and other third-party clinical trials and consulting costs	$6,535	$7,444	$(909)
Personnel related costs (including stock-based compensation)	1,606	1,455	151
Other research and development costs	203	227	(24)
Total research and development expenses	$8,344	$9,126	$(782)

Research and development expenses decreased by $0.8 million, from $9.1 million for the three months ended September 30, 2025, to $8.3 million for the three months ended September 30, 2026.

CDMO, CRO and other third-party clinical trials and consulting costs decreased by $0.9 million. This was primarily driven by a decrease of $1.5 million in CDMO manufacturing and process development activities, offset by an increase of $0.6 million in CRO and other clinical expenses as we opened additional investigational sites and enrolled patients in our clinical program.

Personnel related costs (including stock-based compensation) increased by $0.2 million due to hiring in our research and development organization to support our clinical trials and manufacturing.

General and Administrative Expenses

General and administrative expenses decreased by $0.1 million from $3.6 million for the three months ended September 30, 2025 to $3.5 million for the three months ended September 30, 2026. The decrease in general and administrative expenses was primarily attributable to a decrease of $0.3 million in professional services, consulting and other general and administrative expenses, offset by an increase of $0.2 million in personnel related costs (including stock-based compensation).

Other income, net

Other income, net was $0.8 million for each of the three months ended September 30, 2026 and 2025, which primarily consisted of interest income received from money market funds and U.S. government treasury securities.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Operating expenses:
Research and development	$24,934	$23,596	$1,338
General and administrative	11,096	11,755	(659)
Total operating expenses	36,030	35,351	679
Loss from operations	(36,030)	(35,351)	(679)
Other income (expense), net:
Change in fair value of tranche liability	—	365	(365)
Change in fair value of derivative liabilities	—	1,229	(1,229)
Interest expense	—	(1,443)	1,443
Loss on extinguishment and on issuance of convertible promissory notes	—	(186)	186
Other income, net	2,633	1,946	687
Total other income, net	2,633	1,911	722
Net loss	$(33,397)	$(33,440)	$43

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
CDMO, CRO and other third-party clinical trials and consulting costs	$20,143	$19,171	$972
Personnel related costs (including stock-based compensation)	4,376	3,699	677
Other research and development costs	415	726	(311)
Total research and development expenses	$24,934	$23,596	$1,338

Research and development expenses increased by $1.3 million, from $23.6 million for the nine months ended September 30, 2025, to $24.9 million for the nine months ended September 30, 2026.

CDMO, CRO and other third-party clinical trials and consulting costs increased by $1.0 million. This was primarily driven by an increase of $3.9 million in CRO and other clinical expenses as we opened additional investigational sites and enrolled patients in our clinical program, offset by a decrease of $2.8 million in CDMO manufacturing and process development expense.

Personnel related costs (including stock-based compensation) increased by $0.7 million due to hiring in our research and development organization to support our clinical trials and manufacturing.

General and Administrative Expenses

General and administrative expenses decreased by $0.7 million, from $11.8 million for the nine months ended September 30, 2025 to $11.1 million for the nine months ended September 30, 2026. The decrease in general and administrative expenses was primarily attributable to a decrease of $1.3 million in directors’ and officers’ insurance due to a charge for directors' and officers' insurance for AlloVir, Inc. (“AlloVir”) following the closing of the Merger in 2025 and a decrease of $0.7 million in professional services, consulting and other general and administrative expenses, offset by an increase of $1.3 million in personnel related costs (including stock-based compensation).

Change in fair value of tranche liability

For the nine months ended September 30, 2025, we recognized a $0.4 million gain related to the changes in the fair value of tranche liability. The convertible promissory notes issued in the Convertible Note Financing in October and November 2024 and amended in November 2024 included three subsequent tranches for the issuance of convertible promissory notes at the predetermined conversion price that were concluded to be liabilities and are accounted for at fair value until the tranches’ expiration or settlement. In January 2025, as part of the first tranche of the Additional Permitted Bridge Financing, we issued additional convertible promissory notes for $3.75 million and one of three tranches was settled. In March 2025, we and other noteholders entered into an acknowledgment of conversion and termination agreement to cancel all unfunded tranches and the tranche liability expired unexercised.

Change in fair value of derivative liabilities

For the nine months ended September 30, 2025, we recognized a $1.2 million gain related to the changes in the fair value of derivative liabilities embedded into convertible promissory notes issued to Samsara and other investors. All outstanding convertible promissory notes, other than the AlloVir Note, were converted into either shares of redeemable convertible preferred stock or common stock and the derivative liability expired in connection with the closing of the Merger on March 18, 2025.

Interest expense

For the nine months ended September 30, 2025, we recognized $1.4 million of interest expense, which included the accrued interest and amortization of debt discount related to issued and outstanding convertible promissory notes issued to Samsara and other investors. All outstanding convertible promissory notes, other than the AlloVir Note, were converted into either shares of redeemable convertible preferred stock or common stock and the derivative liability expired in connection with the closing of the Merger on March 18, 2025.

Loss on extinguishment and on issuance of convertible promissory notes

For the nine months ended September 30, 2025, we recognized $0.2 million of loss on extinguishment and on issuance of convertible promissory notes to Samsara and other investors. All outstanding convertible promissory notes, other than the AlloVir Note, were converted into either shares of redeemable convertible preferred stock or common stock and the derivative liability expired in connection with the closing of the Merger on March 18, 2025.

Other income, net

Other income, net increased by $0.7 million from $1.9 million for the nine months ended September 30, 2025 to $2.6 million for the nine months ended September 30, 2026. This increase was primarily attributable to interest income received from money market funds and U.S. government treasury securities as a result of our increased cash position following the Merger and the 2025 Private Placement.

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

From inception through September 30, 2026, we have received gross proceeds of $67.5 million from sales of redeemable convertible preferred stock, issuances of convertible promissory notes and a SAFE, we received cash and cash equivalents of AlloVir of approximately $102.1 million in the Merger, and we received aggregate gross proceeds of $50.0 million from the 2025 Private Placement. As of September 30, 2026, we had $82.9 million in cash, cash equivalents and marketable securities.

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

As of September 30, 2026, we had capitalized $0.5 million of deferred transaction costs related to the At-the-Market Offering. We have not sold any shares of our common stock pursuant to the At-the-Market Offering.

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

We have incurred significant losses and negative cash flows from operations since our inception. As of September 30, 2026, we had an accumulated deficit of $193.4 million. Based on our current operating plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2028. However, we have based these estimates on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect.

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

Cash Flows

The following table summarizes primary sources and uses of cash for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(33,182)	$(31,313)
Net cash used in investing activities	(15,340)	(34,706)
Net cash (used in) provided by financing activities	(2,147)	107,267
Net (decrease) increase in cash and cash equivalents and restricted cash	$(50,669)	$41,248

Operating Activities

Net cash used in operating activities was $33.2 million and $31.3 million for the nine months ended September 30, 2026 and 2025, respectively.

Cash used in operating activities for the nine months ended September 30, 2026, was primarily due to a net loss of $33.4 million, offset by non-cash charges of $1.9 million and increased by net changes in operating assets and liabilities of $1.6 million. Non-cash charges primarily consist of $2.0 million in stock-based compensation expense. The unfavorable net change in operating assets and liabilities was primarily due to an increase in prepaid expenses and other current assets of $1.0 million, an increase in other non-current assets of $1.1 million and a decrease in accrued expenses and other current liabilities of $1.0 million, offset by an increase of $1.5 million in accounts payable.

Cash used in operating activities for the nine months ended September 30, 2025, was primarily due to a net loss of $33.4 million, offset by non-cash charges of $1.6 million and further offset by net changes of $0.6 million in operating assets and liabilities. Non-cash charges primarily consist of $1.6 million in stock-based compensation expense and $1.4 million in non-cash interest expense, offset by a gain of $1.2 million related to the change in fair value of derivative liabilities and a gain of $0.4 million related to the change in fair value of tranche liability. The favorable net change in operating assets and liabilities was primarily due to a decrease in prepaid expenses and other current assets of $1.5 million, offset by a decrease in accounts payable of $1.0 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 was $15.3 million, which primarily consisted of $70.3 million in purchases of marketable securities offset by $55.0 million in proceeds from maturities of marketable securities.

Net cash used in investing activities for the nine months ended September 30, 2025 was $34.7 million, which consisted of $34.5 million in purchases of marketable securities and $0.2 million from purchases of property and equipment.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2026 was $2.1 million, which consisted of $2.2 million in payments of issuance costs related to the 2025 Private Placement and deferred transaction costs related to the At-the-Market Offering, offset by $0.1 million in proceeds from the exercise of stock options.

Net cash provided by financing activities for the nine months ended September 30, 2025 was $107.3 million, which consisted of $102.1 million of cash and cash equivalents of AlloVir received in the Merger, proceeds from the issuance of a convertible promissory note of $7.5 million, partially offset by payments of transaction costs related to the Merger of $2.3 million.

Contractual and Other Obligations

We enter into contracts in the normal course of business with CDMOs for clinical supply manufacturing, with CROs for clinical trials and with other vendors for clinical studies, supplies and other products and services for operating purposes. These agreements generally provide for termination at the request of either party generally with less than one-year notice and, therefore, our management believes that non-cancellable obligations under these agreements are not material. We do not currently expect any of these agreements to be terminated and did not have any material non-cancellable obligations under these agreements as of September 30, 2026.

We are required to pay certain milestone payments contingent upon the achievement of specific development and regulatory events in accordance with the UCSD Agreement. Refer to Note 7, Significant Agreements, in our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details. As of September 30, 2026 and December 31, 2025, we recognized an immaterial amount related to the UCSD Agreement in accrued expenses and other current liabilities in the condensed consolidated balance sheets. Over the life of the agreement through September 30, 2026, development milestones totaling $0.1 million have been achieved and incurred as research and development expenses. We did not achieve any development milestones and did not incur any related milestone expense during the three and nine months ended September 30, 2026 and 2025. We are required to pay royalties on sales of products developed under the UCSD Agreement. Our product candidate was in development as of September 30, 2026, and no such royalties were due.

We are obligated to pay royalties to Samsara under the Royalty Agreement. Refer to Note 7, Significant Agreements, in our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details. We recognized an initial royalty liability in the amount of $32.1 million, which was based on its estimated fair value at the effective date of the Royalty Agreement. Once royalty payments to Samsara are deemed probable and estimable, and if such amounts exceed the royalty liability balance, we will impute interest to accrete the royalty liability on a prospective basis based on such estimates. As of September 30, 2026, these royalties were not probable and estimable.

In February 2025, we entered into an operating lease agreement for office space in Berkeley Heights, New Jersey. The lease commenced in September 2025 and is expected to terminate in December 2031. We can extend the lease term twice for an additional three years and can terminate the lease after four years and four months after the lease commencement date with a termination penalty of $0.3 million. Total remaining undiscounted payments under this lease are approximately $1.8 million as of September 30, 2026. In addition to the base rent, we will pay our share of operating expenses and taxes. The lessor provided a tenant improvement allowance of up to $0.4 million, which we fully utilized in 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2026, because of the material weaknesses in our internal control over financial reporting described below.

The previously identified and reported material weaknesses in our internal control over financial reporting as of December 31, 2025 had not been fully remediated as of September 30, 2026. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

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

Remediation Effort and Plans

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

Changes in Internal Control Over Financial Reporting

Except as discussed above under “Remediation Effort and Plans”, there were no changes in our internal control over financial reporting during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

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

Since inception, we have incurred significant operating losses. Our net losses were $33.4 million and $33.4 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had cash, cash equivalents and marketable securities of $82.9 million and an accumulated deficit of $193.4 million.

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

As of September 30, 2026, we had cash, cash equivalents and marketable securities of $82.9 million. Based on our current operating plans, our management expects that our cash, cash equivalents and marketable securities as of September 30, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements into 2028. However, we have based these estimates on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of TH103 or other product candidates that we may pursue is highly uncertain, at this time we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any product candidate. Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. We will not generate commercial revenues unless and until we can achieve sales of products, which we do not anticipate for a number of years, if at all. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all, and we may be impacted by the economic climate and market conditions. For example, market volatility resulting from general United States or global economic or market conditions, including related to any health epidemics, pandemics or other contagious outbreaks could also adversely impact our ability to access capital as and when needed. Alternatively, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate significant revenues from product sales, we expect to finance our operations through a combination of public or private equity offerings or debt financings, or potentially other capital sources, such as collaboration or licensing arrangements with third parties or other strategic transactions. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Any debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness.

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

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2025 which remain unremediated as of September 30, 2026. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

We did not fully maintain components of the Committee of Sponsoring Organizations of the Treadway Commission framework, including elements of the control environment, risk assessment, monitoring activities, information and communication, and control activities components, relating to: (i) our commitment to attract, develop, and retain competent individuals; (ii) identifying, assessing, and communicating appropriate objectives; (iii) identifying and analyzing risks to achieve these objectives; (iv) selecting, developing, and performing ongoing evaluations to ascertain whether the components of internal controls are present and functioning; (v) communicating accurate information internally and externally, including providing information pursuant to objectives, responsibilities, and functions of internal control; (vi) selecting and developing control activities that contribute to the mitigation of risks and support achievement of objectives and (vii) deploying control activities through policies that establish what is expected and procedures that put policies into action.

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

We are aware of a number of companies generally pursuing products to treat retinal diseases, including large pharmaceutical companies that have commercialized or are developing treatments for nAMD, such as F. Hoffmann La Roche AG (“Roche”), Novartis AG (“Novartis”), Regeneron Pharmaceuticals, Inc. (“Regeneron”), AbbVie Inc. (“AbbVie”) and Eli Lilly and Company (“Lilly”). Roche has received FDA approval for faricimab, ranibizumab and bevacizumab, though bevacizumab is not approved specifically for nAMD; Novartis has received FDA approval for brolucizumab; and Regeneron has received FDA approval for aflibercept and aflibercept HD. AbbVie is currently collaborating with RegenexBio Inc. (“RegenexBio”) to develop ABBV-RGX-314 as a potential gene therapy treatment for nAMD. Merck & Co. is developing MK-3000, a tri-specific antibody, and MK-8748, a bispecific antibody, for DME and nAMD. In December 2025, Lilly completed the acquisition of Adverum Biotechnologies, Inc. (“Adverum”), including its portfolio of investigational gene therapy products such as ixoberogene soroparvovec (ixo-vec), for which Adverum had previously reported results from a Phase 2 clinical trial.

Several companies have received FDA approval for biosimilars to treat nAMD, including: Samsung Bioepis Co., Ltd. and Biogen Inc., which received approval for Byooviz (ranibizumab-nuna), a ranibizumab biosimilar, in September 2021 and Opuviz (aflibercept-yszy) in May 2024; Coherus BioSciences, Inc., which obtained approval for Cimerli (ranibizumab-eqrn), a ranibizumab biosimilar, in August 2022; Formycon AG, which received approval for Ahzantive (aflibercept-mrbb) in June 2024; Sandoz Group AG, which received approval for Enzeevu (aflibercept-abzv) in August 2024; Mylan Laboratories Inc. and Biocon Biologics Limited, which received approval for Yesafili (aflibercept-jbvf), an aflibercept biosimilar, in May 2024; and Amgen Inc. (“Amgen”), which received approval for Pavblu (aflibercept-ayyh) in August 2024. Amgen launched and began commercial distribution of Pavblu for retinal diseases in the fourth quarter of 2024, and Outlook Therapeutics, Inc. received FDA approval in July 2024 for bevacizumab-vikg, an ophthalmic formulation of bevacizumab as a treatment for nAMD. Additional aflibercept biosimilars are expected to enter the market, which may provide new, cost-effective options for the treatment of nAMD, as well as other retinal conditions mediated by VEGF.

Emerging biopharmaceutical companies advancing therapeutic candidates through clinical trials to treat nAMD include 4D Molecular Therapeutics, Inc. (“4D Molecular Therapeutics”), RegenexBio, Ocular Therapeutix, Inc. (“Ocular Therapeutix”), Kodiak Sciences, Inc. (“Kodiak”), and Ollin Biosciences, Inc. (“Ollin”), among others. 4D Molecular Therapeutics and RegenexBio are each advancing anti-VEGF gene therapy candidates to treat nAMD. 4D Molecular Therapeutics’ drug candidate is in two ongoing Phase 3 trials for nAMD and in a Phase 3 trial for DME and RegenexBio’s drug candidate is in a pivotal clinical trial for nAMD and a Phase 2 trial as a potential DR treatment. Ocular Therapeutix is currently conducting two Phase 3 trials of axitinib intravitreal implant, a small molecule tyrosine kinase inhibitor to treat nAMD, which is also being evaluated in a Phase 3 trial for DR. Kodiak is investigating multiple therapeutics in retinal diseases, including tarcocimab, an investigational anti-VEGF therapy, and KSI-501, a bi-specific anti-IL-6/VEGF trap, both of which are being evaluated in a Phase 3 trial in nAMD. Ollin is investigating OLN324, a VEGF/Ang2 bispecific antibody, in DME and nAMD and plans to advance OLN324 into global Phase 3 trials in both nAMD and DME in 2026. EyePoint, Inc. is also developing a sustained release, small molecule tyrosine kinase inhibitor, which is currently under evaluation in two ongoing Phase 3 trials for DME. Several other companies are also developing therapies for nAMD, DME, and other retinal diseases in various earlier stages of clinical development.

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

We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. If a successful clinical trial or product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.

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

Manufacturing biologics is complex, and we have in the past and may in the future experience manufacturing problems that result in delays in our development or future commercialization programs.

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

Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, insufficient inventory or potentially delay progression of our clinical development of TH103 and any other product candidate it may develop. For example, we have observed cases of IOI in our Phase 1a and Phase 1b/2 clinical trials of TH103, and we believe that retained impurities that are a byproduct of the biologic manufacturing process for TH103 may have been a contributing factor for these cases. Although we believe we have made progress in reducing the level of impurities in our manufactured drug product and were already at levels acceptable to the FDA for an investigational product, we may never succeed in our goal of reducing these impurities to a level that does not result in cases of IOI at clinically relevant dose levels. Moreover, our efforts to improve our manufacturing process to remove impurities has in the past, and may in the future, cause delays in our clinical development program. We have also experienced performance failures at certain third-party manufacturers that resulted in lower-than-expected drug product production yields. For example, in the third quarter of 2026, a manufacturer produced a drug substance batch that did not meet the applicable release specification for aggregation for use in our Phase 1b/2 trial, resulting in delays to clinical supply and trial enrollment.

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

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely, and expect to continue to rely, on third-party CDMOs for both drug substance and finished drug product, as well as for commercial manufacture of any of our product candidates that receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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

In addition to the protection afforded by patents, we may seek to rely on trade secret protection to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our product development processes that involve proprietary know-how, information, or technology that is not covered by our patents. We may not be able to meaningfully protect our trade secrets. Although we require all of our employees to assign their inventions to us, and require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed to our competitors or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws within the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results, and financial condition.

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

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the European Union pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. On December 11, 2025, the European Parliament and the Council of the European Union (the “Council”) reached a provisional political agreement on the legislation. The Council formally adopted these new rules on September 28, 2026, and they will next be taken up by the European Parliament in November 2026. The new provisions are expected to be approved by the European Parliament in late November 2026, to enter into force by late December 2026, and to become applicable in late 2028 following a 24-month transition period. Key changes include updating regulatory exclusivity to a new system with eight years of data exclusivity and a reduced market exclusivity period to one year, which can be extended if specific conditions are fulfilled up to a maximum of 11 years. If the new measures are finalized in line with the provisional political agreement, they will have a significant impact on the European Union pharmaceutical industry, which could impact our business.

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

At the same time, the United States federal and state governments continue to pursue legislative and regulatory initiatives designed to reduce prescription drug spending, including the Medicare Drug Price Negotiation Program, Medicare inflation rebate requirements, and demonstration programs administered by, CMS, through its Center for Medicare and Medicaid Innovation (“CMMI”), which has broad authority to develop and test payment and reimbursement models intended to reduce federal spending on prescription drugs. For example, on September 30, 2026, CMS issued a final rule for the Global Benchmark for Efficient Drug Pricing (GLOBE) Model, a Medicare Part B demonstration program that may require manufacturers of certain covered drugs to pay additional rebates when U.S. prices exceed specified international pricing benchmarks. CMS has also proposed additional models that could apply similar concepts to other federal healthcare programs, such as the Guarding U.S. Medicare Against Rising Drug Costs, a Medicare Part D program.

On October 7, 2026, PhRMA filed a lawsuit in the U.S. District Court for the District of Columbia (Case 1:26-cv-03498) challenging CMS’ final GLOBE Model and seeking declaratory and injunctive relief. The complaint asserts that CMS exceeded its authority under Section 1115A of the Social Security Act by using the CMMI’s demonstration authority to impose a mandatory manufacturer rebate regime tied to international reference prices.

Although we cannot predict whether, when, or to what extent any of our product candidates, if approved, would become subject to these or future pricing and reimbursement programs, such measures could reduce reimbursement for pharmaceutical products, place downward pressure on pricing, increase rebate, discount, or other payment obligations, limit commercial flexibility, and adversely affect demand for pharmaceutical products. These initiatives could adversely affect the market opportunity, pricing expectations, reimbursement levels, commercial potential, and profitability of our product candidates, and may influence our development, commercialization, partnering, and investment strategies. Because many of these initiatives are relatively new, continue to evolve through rulemaking, guidance, and implementation activities, or may be expanded through future legislation, regulation, or demonstration programs, their ultimate scope, implementation, legal viability, and financial impact remain uncertain. The adoption, expansion, or modification of these initiatives could make it more difficult for us to establish favorable pricing and reimbursement following any future product approval, achieve broad market acceptance, attract collaborators or commercial partners, accurately forecast future revenues, and achieve profitability.

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

In addition to the provisions in certain international laws restricting the transfer of personal information to the United States, a new U.S. law also restricts the transfer of certain kinds of personal data in certain situations outside of the United States to “countries of concern,” including but not limited to China. On April 8, 2025, the Department of Justice’s National Security Division implemented the Data Security Program Rule under Executive Order 14117 and the International Emergency Economic Powers Act (the “IEEPA”). This rule establishes restrictions on certain data-related transactions involving U.S. persons and entities, particularly those that may result in access to U.S. government-related data or bulk sensitive personal data of U.S. persons by foreign adversaries or entities under their control. The rule effectively imposes export control-like restrictions on the transfer, sale, or sharing of sensitive data-including genomic, geolocation, biometric, health, financial, and other personal data-to or with entities in countries of concern, as well as entities and persons associated with those countries. It also imposes additional due diligence obligations on U.S. companies concerning personal data they collect, store, or transmit. Failure to comply with the Data Security Program Rule could result in civil or criminal penalties, reputational harm, and restrictions on our ability to engage in certain business activities. Compliance may require us to modify our data handling practices, implement new controls, or terminate existing relationships with certain foreign vendors, customers, or partners. These changes could increase our operational costs, limit our market opportunities, and adversely affect our financial performance. Additionally, the scope and interpretation of the rule may evolve, and future guidance or enforcement actions could impose further obligations or restrictions.

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

In the spring of 2025, the Trump Administration initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, President Trump issued an Executive Order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Then, on July 31, 2025, the United States administration issued an executive order detailing new reciprocal tariff rates for individual countries that took effect on August 7, 2025. The reciprocal tariffs were imposed pursuant to the IEEPA.

In February 2026, the U.S. Supreme Court held that the IEEPA does not authorize the president to impose tariffs, invalidating both the “reciprocal” tariffs and certain country-specific tariffs previously imposed by executive orders. Following this decision, the U.S. Customs and Border Protection began refunding previously collected IEEPA duties through a phased administrative process, but the timing, scope and ultimate amount of any such refunds remain uncertain and subject to ongoing litigation.

President Trump subsequently invoked Section 122 of the Trade Act of 1974 to impose a 10% tariff on nearly all foreign imports (the “Section 122 tariffs”). The Section 122 tariffs expired in July 2026. In addition, the U.S. Trade Representative has conducted two investigations under Section 301 of the Trade Act of 1974, which have resulted in additional tariffs (the “Section 301 tariffs”). In July 2026, in one such investigation, it imposed additional tariffs of 10% to 12.5% on products of 60 countries determined to have failed to impose and effectively enforce a prohibition on the importation of goods produced with forced labor. The second investigation into structural excess capacity and production in manufacturing sectors remains ongoing. In July 2026, President Trump also invoked Section 338 of the Tariff Act of 1930 to impose a 50% tariff on certain Canadian imports, effective August 22, 2026 (the “Section 338 tariffs”). Canada responded with retaliatory tariffs of 15% to 50% on certain U.S. goods, effective September 8, 2026; and the U.S. in turn expanded the list of products subject to the Section 338 tariffs, imposed Section 338 import bans on certain Canadian products, effective September 29, 2026, and announced that it intends to raise tariffs on Canadian automobiles, automotive parts and steel to 50%, effective January 1, 2027. As was the case under the IEEPA tariffs, pharmaceuticals and pharmaceutical ingredients were among the products exempt from the Section 122 tariffs, the Section 301 tariffs related to forced labor, and the Section 338 tariffs.

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

Then, on April 2, 2026, President Trump issued a Proclamation invoking Section 232 of the Trade Expansion Act of 1962 to impose tariffs on imports of patented pharmaceuticals, biologics, and associated ingredients into the United States (the “Section 232 tariffs”). The action affects pharmaceutical manufacturers, importers, and supply chain participants. Specifically, beginning for companies like ours that are not listed in the annexes to the Proclamation (i.e., those that have not concluded onshoring plans and MFN pharmaceutical pricing agreements with the U.S. government), as of September 29, 2026, a 100% tariff went into effect for imports of pharmaceutical articles that are subject to a valid, unexpired U.S. patent and are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations or are listed in the FDA’s Lists of Licensed Biological Products. The 100% tariff also applies to active pharmaceutical ingredients and key starting materials for such articles. Preferential tariff rates are provided for imports of several categories of covered pharmaceuticals. For example, covered pharmaceuticals from Japan, the European Union, Korea, Switzerland, Liechtenstein and the UK are eligible for lower tariff rates. Generic pharmaceuticals and products classified under certain U.S. Harmonized Tariff Schedule codes listed in Annex IV of the Proclamation are subject to a zero percent additional tariff. Certain categories of products are also eligible for a zero additional tariff rate under the Proclamation, which includes drugs and associated ingredients for which all approved indications are designated as orphan pursuant to the Orphan Drug Act. However, these products are eligible for this preferential tariff rate only if they are products of one of 19 jurisdictions that have a current or forthcoming trade and security framework agreement with the United States (currently including the European Union, Japan, South Korea, Switzerland and Liechtenstein, Taiwan, and the United Kingdom), or if the Department of Commerce determines, on a company-specific basis following an application, that the product meets an urgent U.S. health need. U.S.-origin pharmaceuticals are not subject to the Section 232 tariffs.

As a result of changes in tariffs that have been announced and/or implemented, and the underlying uncertainty currently surrounding international trade, we could experience a negative impact to our costs of materials and production processes, and supply chain disruptions and delays. If we are unable to obtain necessary raw materials or product components in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of our product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We cannot yet predict the effect of the recently imposed U.S. tariffs on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.

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
•
being permitted to provide only two years of audited financial statements in our Annual Report on Form 10-K, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure; and
•
not being required to furnish a stock performance graph in our Annual Report on Form 10-K.

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

We do not know whether an active, liquid and orderly trading market will develop or be sustained for our common stock and, as a result, it may be difficult for our stockholders to sell shares of our common stock.

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
•
investors who (i) were affiliates of Legacy Kalaris at the time the Merger was submitted for the vote or consent of Legacy Kalaris’ stockholders, (ii) received securities of us in the Merger (i.e., Rule 145(c) securities) and (iii) publicly offer or sell such securities were deemed to be engaged in a distribution of such securities, and therefore to be underwriters with respect to resales of those securities; and
•
Rule 144(i)(2) limited the ability to publicly resell Rule 145(c) securities per Rule 145(d), as well as any other “restricted” or “control” securities of ours per Rule 144 (e.g., holders of restricted securities and any affiliates of the public company are also affected) until one year after the date that we filed the Current Report on Form 8-K following the closing of the Merger that includes the required Form 10 information with the SEC.

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

Our executive officers, directors and principal stockholder, Samsara LP, together with Samsara LP’s affiliates, in the aggregate, beneficially owned approximately 60.9% of our outstanding shares of common stock as of September 30, 2026. As a result, if these stockholders were to choose to act together (or, in the case of Samsara LP and its affiliates alone), they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together (or, in the case of Samsara LP and its affiliates alone), they would be able to control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. In addition, as a result of this concentration of ownership, there may be a limited number of shares of our common stock that are not held by officers, directors and the principal stockholder, thereby adversely impacting the liquidity of our common stock and potentially depressing the price at which stockholders may be able to sell shares of common stock.

Samsara LP, our principal stockholder, together with its affiliates, beneficially owns greater than 50% of our outstanding shares of capital stock, which has caused us to be deemed a “controlled company” under the rules of Nasdaq.

Samsara LP, together with its affiliates, controlled approximately 54.2% of the voting power of our capital stock as of September 30, 2026. As a result, Samsara LP, together with its affiliates, owns more than 50% of our outstanding capital stock, and as such, we are a “controlled company” under the rules of Nasdaq. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and, as such, can elect to be exempt from certain corporate governance requirements, including requirements that:

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

Item 5. Other Information.

Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2026.

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

Kalaris Therapeutics, Inc.

Date: November 10, 2026	By:	/s/ Andrew Oxtoby
Andrew Oxtoby
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Liisa Bayko
Liisa Bayko
Chief Financial Officer
(Principal Financial Officer)